Form 10-Q
period 1999-06-30
PRIVATE BUSINESS INC
filed 1999-08-16
CIK 1069469

                        SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 1999

                        Commission file number 000-25959
                                               ----------------

                             Private Business, Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               Tennessee                                     62-1453841
 ------------------------------------                 -------------------------
    (State or other jurisdiction of                       (I.R.S. Employer
    incorporation or organization)                        Identification No.)


9010 Overlook Blvd., Brentwood, Tennessee                     37027
-----------------------------------------                     -----
(Address of principal executive offices)                    (Zip Code)


                                 (615) 221-8400
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  (1) Yes  [X]   No  [ ]

                                  (2) Yes  [ ]   No  [X]

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.


                  Class                    Outstanding as of August 13, 1999
                  -----                    ---------------------------------

       Common Stock, no par value                   27,214,969   shares
                                                  --------------

                             PRIVATE BUSINESS, INC.

                                    FORM 10-Q

                         FOR QUARTER ENDED JUNE 30, 1999

                                      INDEX



                                                                          Page No.
Part I - Financial Statements

         Item I -- Balance Sheets as of June 30, 1999 and 1998              3
                   Statements of Operations for the three months            4
                     ended June 30, 1999 and 1998

                   Statements of Operations for the six months              5
                      ended June 30, 1999 and 1998

                   Statements of Cash Flows for the six months              6
                      ended June 30, 1999 and 1998

                   Notes to Unaudited Financial Statements                7-8

         Item 2 -- Management discussion and analysis of                 9-17
                      financial condition and results of operations

         Item 3 --  Quantitative and qualitative disclosures               18
                      about market risk

Part II - Other Information

         Item 6 --  Exhibits and reports on Form 8-K                       19

Signatures                                                                 20


                             Private Business, Inc.
                     Consolidated Condensed Balance Sheets

                             (dollars in thousands)

                                                                                    June 30,      December 31,
                                  Assets                                              1999           1998
                                  ------                                            ---------      ---------
                                                                                   (unaudited)
Current Assets:
       Cash and cash equivalents                                                    $     528      $     285
       Accounts receivable                                                              5,587          5,527
       Accounts receivable - other                                                        177            152
       Deferred tax asset                                                                 684          1,104
       Other current assets                                                             1,332            903
                                                                                    ---------      ---------
            Total current assets                                                        8,308          7,971
                                                                                    ---------      ---------
Property and equipment, net                                                            11,139         10,456

Other Assets:
       Restricted cash                                                                  5,000          5,000
       Note receivable                                                                     --              7
       Software development costs, net                                                    384            309
       Deferred tax asset                                                               1,574          1,932
       Intangible and other assets, net                                                 5,551          5,921
                                                                                    ---------      ---------
            Total other assets                                                         12,509         13,169
                                                                                    ---------      ---------
                                                                                       31,956         31,596
                                                                                    =========      =========

                Liabilities and Stockholders' Deficit
                -------------------------------------
Current Liabilities:
       Accounts payable                                                                 1,683          2,449
       Accrued liabilities                                                              3,333          5,754
       Dividends payable                                                                   --          2,175
       Deferred revenue                                                                 1,353          1,677
       Current portion of long-term debt                                                2,755          3,750
                                                                                    ---------      ---------
            Total current liabilities                                                   9,124         15,805
                                                                                    ---------      ---------
Other Long-Term Payable                                                                 5,000          5,000

Long-Term Debt, net of current portion                                                 51,778         90,375

Preferred stock, Series A Convertible, no par value;
       5,624,404 authorized, issued and outstanding in 1998                                --         59,707

Stockholders' Deficit:
       Common stock, no par value; 100,000,000 and 23,920,910 shares authorized and 27,193,303 and 10,128,056 shares issued and outstanding,
            respectively                                                                   --             --
       Additional paid-in capital                                                     (31,068)      (130,798)
       Accumulated deficit                                                             (2,878)        (8,493)
                                                                                    ---------      ---------
            Total stockholders' deficit                                               (33,946)      (139,291)
                                                                                    ---------      ---------
                                                                                    $  31,956      $  31,596
                                                                                    =========      =========


                       See notes to financial statements.

                             Private Business, Inc.
                     Statements of Operations -- Unaudited
                    Three Months Ended June 30, 1999 and 1998

                                                                1999          1998
                                                              --------      -------
                                                                  (in thousands,
                                                              except per share data)
Revenues:
       Software license                                       $    631      $   688
       Royalties                                                12,362       11,117
       Maintenance and other                                     1,253          938
                                                              --------      -------
                                                                14,246       12,743
Operating Expenses:
       General and administrative                                3,929        3,476
       Selling and marketing                                     6,705        5,434
       Research and development                                    218          177
       Amortization                                                146          151
       Other operating                                             (69)          45
                                                              --------      -------
                                                                10,929        9,283
                                                              --------      -------
Operating Income                                                 3,317        3,460

Other Expenses:
       Interest expense                                          1,678           77
       Minority interest                                            --          115
                                                              --------      -------
                                                                 1,678          192
                                                              --------      -------
Income Before Taxes and Extraordinary Item                       1,639        3,268

Income Tax Provision (Note F)                                      723          185
                                                              --------      -------
Income Before Extraordinary Item                                   916        3,083

Extraordinary Item: early extinguishment of debt, net
       of tax  (Note D)                                            418           --
                                                              --------      -------
Net Income                                                         498        3,083

Preferred Stock Dividends and Accretion  (Note G)                  662           --
                                                              --------      -------
Net (Loss) Income Available to Common Shareholders            ($   164)     $ 3,083
                                                              ========      =======
Earnings (Loss) Per Share

       Basic                                                  ($  0.01)     $  0.15
                                                              ========      =======
       Diluted                                                ($  0.01)     $  0.15
                                                              ========      =======

Weighted Average Common Shares Outstanding

       Basic                                                    16,661       20,056
                                                              ========      =======
       Diluted                                                  16,661       21,046
                                                              ========      =======

Pro Forma information Assuming Conversion to
       a C Corp (Note F):
       Net (Loss) Income Available to Common Shareholders                   $ 1,968
                                                                            =======
       Basic                                                                $  0.10
                                                                            =======
       Diluted                                                              $  0.09
                                                                            =======

                       See notes to financial statements.

                             Private Business, Inc.
                     Statements of Operations -- Unaudited
                     Six Months Ended June 30, 1999 and 1998

                                                                1999          1998
                                                              --------      -------
                                                                  (in thousands,
                                                              except per share data)
Revenues:
       Software license                                       $  1,362      $ 1,437
       Royalties                                                22,792       20,884
       Maintenance and other                                     2,502        1,702
                                                              --------      -------
                                                                26,656       24,023
Operating Expenses:
       General and administrative                                7,310        6,918
       Selling and marketing                                    12,358       10,429
       Research and development                                    413          373
       Amortization                                                377          232
       Other operating                                               9           80
                                                              --------      -------
                                                                20,467       18,032
                                                              --------      -------
Operating Income                                                 6,189        5,991

Other Expenses:
       Interest expense                                          3,578          135
       Minority interest                                            --          125
                                                              --------      -------
                                                                 3,578          260
                                                              --------      -------
Income Before Taxes and Extraordinary Item                       2,611        5,731

Income Tax Provision (Note F)                                    1,099          321
                                                              --------      -------

Income Before Extraordinary Item                                 1,512        5,410

Extraordinary Item: early extinguishment of debt, net
       of tax (Note D)                                             418           --
                                                              --------      -------
Net Income                                                       1,094        5,410

Preferred Stock Dividends and Accretion (Note G)                 2,029           --
                                                              --------      -------
Net (Loss) Income Available to Common Shareholders            $   (935)     $ 5,410
                                                              ========      =======

Earnings (Loss) Per Share

       Basic                                                  $  (0.07)     $  0.27
                                                              ========      =======
       Diluted                                                $  (0.07)     $  0.26
                                                              ========      =======

Weighted Average Common Shares Outstanding

       Basic                                                    13,395       20,056
                                                              ========      =======
       Diluted                                                  13,395       20,951
                                                              ========      =======

Pro Forma information Assuming Conversion to
       a C Corp (Note F):
       Net (Loss) Income Available to Common Shareholders                   $ 3,443
                                                                            =======
       Basic                                                                $  0.17
                                                                            =======
       Diluted                                                              $  0.16
                                                                            =======

                       See notes to financial statements.

                             Private Business, Inc.
          Consolidated Condensed Statements of Cash Flows -- Unaudited
                     Six Months Ended June 30, 1999 and 1998
                             (dollars in thousands)

                                                                                 1999         1998
                                                                               --------      -------
Cash Flows from Operating Activities:
       Net Income                                                              $  1,094      $ 5,410
       Adjustments to reconcile net income to net cash provided
            by operating activities:
                  Depreciation and amortization                                   1,308          814
                  Deferred taxes                                                  1,034           --
                  Writeoff of debt issuance costs                                   418
                  Minority interest                                                  --           17
       Changes in assets and liabilities:
            Accounts receivable                                                     (85)        (229)
            Other current assets                                                   (429)        (118)
            Other noncurrent assets                                                (303)          --
            Accounts payable                                                       (766)         132
            Accrued liabilities                                                  (2,836)        (716)
            Deferred revenue                                                       (325)        (598)
                                                                               --------      -------
                       Net cash (used in) provided by operating activities         (890)       4,712
                                                                               --------      -------

Cash Flows from Investing Activities:
       Additions to property and equipment                                       (1,434)        (626)
       Software development costs                                                  (206)         (92)
       Payment on note receivable                                                    (7)          (4)
                                                                               --------      -------
                       Net cash used in investing activities                     (1,647)        (722)
                                                                               --------      -------
Cash Flows from Financing Activities:
       Proceeds from short-term borrowings                                        3,000           --
       Payments on long-term debt                                               (39,591)         (58)
       Payments on short-term borrowings                                         (3,000)          --
       Proceeds from sale of common stock, net of issuance cost                 (42,284)          --
       Proceeds from exercise of employee stock options                              87           --
       Dividends on common stock                                                     --       (7,206)
                                                                               --------      -------
                       Net cash provided by (used in) financing activities        2,780       (7,264)
                                                                               --------      -------

Net Increase (Decrease) in Cash                                                     243       (3,274)

Cash at beginning of period                                                         285        4,816
                                                                               --------      -------
Cash at end of period                                                          $    528      $ 1,542
                                                                               ========      =======
Supplemental Cash Flow Information:
       Cash payment for income taxes during the period                         $     66      $   591
                                                                               ========      =======
       Cash payment of interest during the period                              $  3,631      $   142
                                                                               ========      =======
Supplemental Non-Cash Disclosures:
       Dividends accrued on preferred stock                                    $  2,029      $    --
                                                                               ========      =======
       Preferred stock converted to common stock                               $ 59,707      $    --
                                                                               ========      =======
       Preferred stock dividends forfeited in conversion                       $  4,204      $    --
                                                                               ========      =======




                       See notes to financial statements.

                             PRIVATE BUSINESS, INC.
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                     SIX MONTHS ENDED JUNE 30, 1999 AND 1998

A. Basis of Presentation

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and in accordance with Rule 10-01 of Regulation S-X. the Company's fiscal year ends on December 31, 1999 with each quarter consisting of three months each.

         In the opinion of management, the unaudited consolidated interim financial statements contained in this report reflect all adjustments, consisting of only normal recurring accruals, which are necessary for a fair presentation of the financial position, and the results of operations for the interim periods presented. The results of operations for any interim period are not necessarily indicative of results for the full year.

         These financial statements, footnote disclosures and other information should be read in conjunction with the financial statements and notes thereto included in our registration statement on Form S-1 (No. 333-75013) as declared effective on May 26, 1999.

B. Net Income (Loss) Per Share

         Basic earnings per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the year. Diluted earnings per share is computed by dividing net income by the weighted average number of common and common equivalent shares outstanding during the year, which includes the additional dilution related to conversion of stock options as computed under the treasury stock method for the six months ended June 30, 1999. The outstanding stock options have not been included in the adjusted weighted average common shares outstanding for the three months and six months ended June 30, 1999, as the effects of conversion are antidilutive.

         The following table presents information necessary to calculate earnings per share for the three months and six months ended June 30, 1999 and 1998:

                                                                       Three Months Ended June 30,   Six Months Ended June 30,
                                                                       ---------------------------   -------------------------
         (in thousands)                                                    1999         1998            1999         1998
                                                                         --------      -------        --------      -------
         Net (loss) income available to common stockholders              $   (164)     $ 3,083        $   (935)     $ 5,410
                                                                         ========      =======        ========      =======
         Weighted average common shares outstanding                        16,661       20,056          13,395       20,056
         Plus additional shares from common stock equivalent shares:
           Options                                                             --          990              --          895
                                                                         --------      -------         -------      -------
         Adjusted weighted average common shares outstanding               16,661       21,046          13,395       20,951
                                                                         ========      =======         =======      =======

C. Initial Public Offering

         In May 1999 the Company completed an initial public offering ("IPO"). 5,002,500 shares of common stock were sold at an offering price of $8.00 per share. Also in May 1999, the Company sold an additional 750,000 shares at $8.00 per share in a private placement to certain directors and affiliates of other directors. The total net proceeds of the IPO and private placement, net of underwriting discounts and offering expenses, were approximately $42.3 million.

D. Long-term Debt Obligations

         During the second quarter of 1999, the Company paid down approximately $39.6 million of long-term debt obligations and $3.0 million of a revolver, using proceeds from the IPO, private placement and cash from operations. This resulted in an extraordinary one-time charge to net income of $418,000, net of tax, relating to the write-off of a portion of deferred debt issuance costs.

E. Comprehensive Income

         There were no components of other comprehensive income for the six months ended June 30, 1999 and 1998. Comprehensive income for such periods was comprised solely of net income.

F. Income Tax

         In August 1998 the Company completed a leveraged recapitalization and converted from an S Corporation to a C Corporation. During the first six months of 1998 as an S Corporation, the Company was not subject to federal income taxes. Pro forma net income and per share amounts reflect the effect of conversion from an S Corp to C Corp for tax purposes in 1998.

G. Preferred Stock Dividend

         The preferred stock dividends represent an accrual through May 25, 1999 for dividends recognized prior to the IPO. As a result of the IPO, all preferred stock was converted into common shares and all the accrued but unpaid dividends were forfeited, meaning there will not be an outlay of cash for those dividends nor will there be any future preferred stock dividends awarded.

                             PRIVATE BUSINESS, INC.

 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                  OF OPERATIONS
                     SIX MONTHS ENDED JUNE 30, 1999 AND 1998

OVERVIEW

         We are a leading provider of integrated services and products that address the problems faced by community banks in managing accounts receivable financing provided to their small business customers. Our solution to these problems is called Business Manager and is based on software, marketing services and online electronic transaction processing. One element of this solution is our proprietary software that enables our expanding network of over 1,100 client banks to purchase accounts receivable from their small business customers. The banks then process, bill and track those receivables on an ongoing basis. As a major component of our solution, we work with client banks to design, implement and manage the sale of Business Manager accounts receivable financing services to their small business customers. We also give our client banks the option of outsourcing to us their application hosting and transaction processing through secure Internet connections, thereby allowing them to receive accounts receivable information and make funding decisions electronically.

         We generate revenues from three main sources:

         -  software license fees from new client banks

         - ongoing royalties earned on client bank purchases of small business accounts receivable

         - maintenance fees and other revenues, comprised primarily of fees received for insurance brokerage services, paper-based form sales, software maintenance fees and processing services

         Software license fees consist of two components: the license fee and customer training and support fee. These are one-time fees that we earn upon the initial licensing of our Business Manager software to a community bank. Our license agreements are executed with terms ranging from three to five years and are renewable for subsequent terms. We recognize revenues from the license fee at the time of initiation of the agreement and the customer training and support fee ratably over the twelve-month service period subsequent to signing the license agreement. Software license fees for new agreements range from approximately $16,000 to $240,000 and are generally based on the asset size of the client bank.

         There are two types of royalty fees. The first type is earned upon the client bank's initial purchase of a small business' accounts receivable during the first 30 days in our program. The second type is an ongoing royalty fee earned from subsequent period purchases. Both types of fees are based on a percentage of the receivables that a client bank purchases from its small business customers during each month.

         Maintenance fees and other revenues include several ancillary products and services we provide to client banks. Annual software maintenance fees are generated from our client banks starting on the first anniversary date of the Business Manager license agreement and annually thereafter. These revenues are recognized ratably over a twelve-month period beginning on the first anniversary date of the agreement. Additionally, since 1995, we have brokered, through our Private Business Insurance subsidiary, credit and fraud insurance products for a national insurance company. We earn fees based on a percentage of the premium that is paid to the insurance company. We also provide a standard set of forms that client banks may purchase and use in the normal course of administering the Business Manager program. Revenues related to these forms are recognized in the period that they are shipped to the client bank. We offer processing services to our client banks for an additional fee based on the volume of transactions processed through the system.

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, the percentage relationship of the identified consolidated statements of operations items to total revenue.


                                                Second Quarter           Year to Date
                                             --------------------    --------------------
                                                1999        1998       1999         1998
                                             ---------    -------     -------    --------
Revenue:
    Software license                             4.4%        5.4%        5.1%        6.0%
    Royalties                                   86.8%       87.2%       85.5%       86.9%
    Maintenance and other                        8.8%        7.4%        9.4%        7.1%
                                               -----       -----       -----       -----
                                               100.0%      100.0%      100.0%      100.0%

Operating Expenses:
    General and Administrative                  27.6%       27.3%       27.4%       28.8%
    Selling and marketing                       47.1%       42.6%       46.4%       43.4%
    Research and development                     1.5%        1.4%        1.5%        1.6%
    Amortization                                 1.0%        1.2%        1.4%        1.0%
    Other operating                             -0.5%        0.4%        0.0%        0.3%
                                               -----       -----       -----       -----
                                                76.7%       72.8%       76.8%       75.1%

Operating Income                                23.3%       27.2%       23.2%       24.9%

Other Expenses
    Interest Expense                            11.8%        0.6%       13.4%        0.6%
    Minority interest                            --          0.9%        --          0.5%
                                               -----       -----       -----       -----
                                                11.8%        1.5%       13.4%        1.1%
                                               -----       -----       -----       -----

Income Before Taxes And Extraordinary Item      11.5%       25.7%        9.8%       23.8%

Income Tax Provision (Note F)                    5.1%        1.5%        4.1%        1.3%
                                               -----       -----       -----       -----

Income before Extraordinary Item                 6.4%       24.2%        5.7%       22.5%

Extraordinary Item: early extinguishment
    of debt, net of tax (Note D)                 2.9%        --          1.6%        --
                                               -----       -----       -----       -----

Net Income                                       3.5%       24.2%        4.1%       22.5%

Preferred Stock Dividends and Accretion
    (Note G)                                     4.6%        --          7.6%        --
                                               -----       -----       -----       -----

Net (Loss) Income Available to
  Common Shareholders                           -1.2%       24.2%       -3.5%       22.5%
                                               =====       =====       =====       =====


         Software license. Software license fees decreased 8.3% to $631,000 for the second quarter of 1999 and 5.2% to $1.4 million for the first half of 1999, compared to $688,000 and $1.4 million for the respective periods in 1998. The decreases were primarily due to slightly lower average fees paid with the execution of new license agreements. New software license agreements increased by 2 for the second quarter of 1999 and by 1 for the first half of 1999 compared to the second quarter and first half of 1998, respectively. We believe that new software license agreements have not increased measurably for the first six months due to a number of contributing factors, including our recent focus on marketing more specifically to banks in targeted areas where we wish to better penetrate the small business market, the fact that as we increase our market penetration it becomes more difficult to add new license agreements from the smaller universe of potential bank clients and increased competition. Software license fees accounted for 4.4% and 5.1% of total revenue for the second quarter and first six months of 1999, respectively, compared to 5.4% and 6.0% for the comparable periods in 1998.

         Royalties. Royalties increased 11.2% to $12.4 million and 9.1% to $22.8 million for the second quarter and first half of 1999, respectively, compared to $11.1 million for the second quarter of 1998 and $20.9 million for the first half of 1998. The increases resulted from additional funding through the Business Manager program, which was primarily due to an increase in the average amount funded per bank client. As a percent of total revenue, royalties accounted for 86.8% for the second quarter of 1999 compared to 87.2% in 1998 and 85.5% for the first half of 1999 compared to 86.9% for 1998. Program funding increased 8.8% to $1.5 billion for the second quarter of 1999 compared to $1.4 billion for 1998 and 8.4% to $2.9 billion for the first six months of 1999 compared to $2.6 billion in 1998.

         Maintenance and other. Maintenance and other fees increased 33.6% to $1.3 million for the three months ended June 30, 1999, and 47.0% to $2.5 million for the first half of 1999, compared to $938,000 and $1.7 million for the comparable periods in 1998, respectively. Insurance fees increased 52.5% to $808,000 for the second quarter of 1999 and 71.1% to $1.5 million for the first half of 1999, compared to $530,000 and $882,000 for the second quarter and first half of 1998, respectively. These increases primarily resulted from increased participation of client banks and small businesses in our credit and fraud insurance programs. Software maintenance fees increased 8.2% to $117,000 and 32.5% to $257,000 for the three months ended June 30, 1999 and first half of 1999, respectively, compared to $108,000 and $194,000, respectively, for the same periods in 1998. The increase in software maintenance fees reflects renewals of contracts with banks which were new participants the previous year. Maintenance and other fees accounted for 8.8% and 9.4% of total revenues for the second quarter and first half of 1999, respectively, compared to 7.4% and 7.1% for the comparable periods in 1998.

         Total revenues. Total revenues increased 11.8% to $14.2 million for the three months ended June 30, 1999 compared to $12.7 million for the three months ended June 30, 1998; while for the first half of 1999 compared to 1998, revenues increased 11.0% to $26.7 million compared to $24.0 million, respectively. These increases were primarily attributable to increased royalties and maintenance and other fees which were partially offset by decreased software license fees.

         General and administrative. General and administrative expenses increased 13.0% to $3.9 million and 5.7% to $7.3 million in the second quarter and first half of 1999, respectively, compared to $3.5 million and $6.9 million for the comparable periods in 1998. General and administrative expenses include the cost of our executive, finance, human resources, information services, support services, administrative functions and general operations. As a percentage of total revenue, general and administrative expenses increased 0.3% to 27.6% and decreased 1.4% to 27.4% for the second quarter and first half of 1999, respectively. The decrease was primarily the result of certain administrative expenses, particularly salaries and benefits, being allocated over higher overall revenues. Salaries and benefits also decreased as a result of the our recapitalization in August 1998 where certain executive salaries were discontinued.

         Selling and marketing. Selling and marketing expenses increased 23.4% to $6.7 million and 18.5% to $12.4 million for the second quarter and first six months of 1999, respectively, compared to $5.4 million and $10.4 million for the year earlier respective periods. Selling and marketing expenses include the cost of wages and commissions paid to our dedicated business development and bank sales force, travel costs of the dedicated sales force, recruiting for new personnel and marketing fees associated with direct and telemarketing programs. The increases are primarily due to the hiring of 17 additional sales staff during the second quarter of 1999 and 28 additional sales staff for the first half of 1999 and additional marketing programs provided to client banks. As a percentage of total revenue, selling and marketing expenses increased 4.5% to 47.1% and 3.0% to 46.4% for the second quarter and first half of 1999.

         Research and development. Research and development increased 23.2% to $218,000 in the second quarter of 1999 and 10.7% to $413,000 for the six months ended June 30, 1999. These costs include the direct costs associated with developing new versions of the Business Manager system. As a percentage of revenue, research and development expenses were 1.5% for both the second quarter and first half of 1999. This was a 0.1% increase from the second quarter of 1998 and a 0.1% decrease from the first half of 1998.

         Amortization. Amortization costs decreased 3.3% to $146,000 and increased 62.5% to $377,000 for the second quarter and first half of 1999, respectively, compared to $151,000 and $232,000 for the comparable periods for 1998. Amortization costs include the cost of amortizing intangible assets, including trademarks and the associated costs of goodwill and debt insurance costs related to our recapitalization in August 1998. The increase for the first half is primarily due to increased amortization of debt costs associated with our recapitalization. During the second quarter, approximately $418,000, net of tax, of debt insurance costs were charged off as an extraordinary item as a result of paying down approximately $42 million of our long-term debt with proceeds from our IPO which became effective on May 26, 1999.

         Other operating expenses. Other operating expenses decreased $114,000 and $71,000 for the second quarter and first six months of 1999. Other operating expenses include property tax and other miscellaneous costs associated with providing support and services for bank clients.

         Operating income. As a result of the above factors, our operating income decreased 4.1% to $3.3 million and increased 3.3% to $6.2 million for the second quarter and first six months of 1999, respectively, compared to $3.5 million and $6.0 million for the comparable previous year periods.

         Interest expense. Interest expense increased $1.6 million to $1.7 million for the second quarter of 1999 and $3.4 million to $3.6 million for the six months ended June 30, 1999, compared to $77,000 and $135,000 for the comparable periods in 1998. The increase was primarily due to $95 million of new long-term debt incurred in connection with our recapitalization transaction in August 1998. In May 1999, we completed our IPO and used approximately $42 million of the proceeds to reduce long-term debt. Total indebtedness as of June 30, 1999 was $54.5 million compared to $4.1 million as of June 30, 1998.

         Minority interest expense. Minority interest expense consisted of the share of earnings of Private Business Insurance allocated to its minority shareholders. Concurrent with the closing of the recapitalization transaction completed in August 1998, we purchased the minority interest in Private Business Insurance; therefore, no minority interest expense was incurred during the six months ended June 30, 1999.

         Income tax provision. The income tax provision was $723,000 and $1.1 million for the second quarter and first half of 1999. The tax provision was related to utilization of a portion of our net operating loss carryforwards and decreases in other deferred tax assets.

         Income before extraordinary item. Income before extraordinary item decreased 70.3% to $916,000 and 72.1% to $1.5 million for the second quarter and first half of 1999 compared to $3.1 million and $5.4 million for the comparable periods in 1998.

         Extraordinary item. The extraordinary item represents the write-off of a portion of unamortized debt issuance costs as a result of paying down approximately $39.6 million in long-term debt and $3.0 million of a revolver using proceeds from our IPO and private placement in May 1999 and cash from operations. After adjusting for the tax benefit, the net adjustment was $418,000.

LIQUIDITY AND CAPITAL RESOURCES

         Our primary sources of capital have historically been cash provided by operations and investment from stockholders. During the first six months of 1999 our operating activities used cash of $890,000 which was used primarily for employee salaries and wages and interest expense related to our credit facility. We also expended approximately $1.6 million in cash used for investing activities primarily for purchases of furniture, fixtures, equipment and software development. We expect that our cost of purchases of property and equipment will increase as our employee base grows and as we expand our processing and electronic commerce capabilities.

         Cash provided by financing activities totaled $2.8 million for the first six months of 1999, which consisted of the proceeds from our IPO and private placement sale of common stock partially offset by repayments of long-term debt.

         On May 26, 1999 we completed our IPO and private placement of our common stock. We issued 5,002,500 shares in the IPO and 750,000 shares in the private placement at an offering price of $8.00 per share. As a result of the IPO, all preferred stock was converted into common shares and all the accrued but unpaid dividends due preferred shareholders were forfeited. The net proceeds of approximately $42.3 million were used to pay down a portion of the term loans and revolver under our credit facility.

         In April of 1999, we entered into an agreement to sell a plot of land adjacent to our headquarters in a sale-lease back transaction. A building is currently under construction of which we will lease two floors to house our new Technology and Business Service Center. The actual sale of the land will be recorded upon the completion of the construction project and the commencement of our operating lease which is expected to be April 2000.

         The credit facility provides for a term loan in the amount of $40.0 million, a separate term loan in the amount of $55.0 million, and a revolving line of credit in the amount of $15.0 million, including a $3.0 million sublimit for swing line advances and a $2.0 million sublimit for standby letters of credit. The credit facility bears interest in accordance with a grid pricing formula based on the achievement of various financial ratios. The formula calls for advances to bear interest ranging from 0.25% to 1.50% above prime rate and for other advances to bear interest ranging from 1.50% to 2.75% above the Eurodollar rate.

         The $40.0 million loan is generally repayable in quarterly installments which increase annually until the sixth anniversary of the loan. The $55.0 million loan is repayable in equal quarterly installments until December 31, 2004, at which time the required quarterly payments increase dramatically until maturity. The revolver bears an annual commitment fee and matures concurrently with the $40.0 million loan. As of June 30, 1999, we had $22.3 million outstanding under the $40.0 million loan at 7.84%, $32.2 million outstanding under the $55.0 million loan at 8.09%, and no outstanding amounts under the $15.0 million revolving line of credit or the letters of credit.

         The credit facility is secured by a pledge of all of our assets and imposes financial covenants and requirements on us and contains limitations on our ability to sell material assets, redeem capital stock and pay dividends, among other actions.

         As of June 30, 1999, we had a deficit in working capital of approximately $816,000 compared to a working capital deficit of approximately $7.8 million as of

 December 31, 1998. The change in working capital resulted primarily from decreases in short-term borrowings, accounts payable and accrued liabilities. Although cash flows from operations were negative for the quarter ended June 30, 1999, this was primarily due to increased debt service due to our recapitalization in 1998. As a result of proceeds from our IPO, we have reduced future interest expense on long-term debt. Based on these facts, we believe that future operating cash flows will be sufficient to meet our working capital and capital expenditure requirements for 1999.

         We may, in the future, acquire businesses or products complementary to our business, although we cannot be certain that any such acquisitions will be made. The need for cash to finance additional working capital or to make acquisitions may cause us to seek additional equity or debt financing. We cannot be certain that such financing will be available, or that our need for higher levels of working capital will not have a material adverse effect on our business, financial condition or results of operations.

YEAR 2000 COMPLIANCE

         The following statements are "Year 2000 Readiness Disclosures" in conformance with the Year 2000 Information and Readiness Disclosure Act (15 U.S.
C. 1) enacted on October 19, 1998.

         The term `year 2000 issue' refers to the necessity of converting computer information systems so that such systems recognize more than two digits to identify a year in any given date field and are thereby able to differentiate between years in the 20th and 21st centuries ending with the same two digits (e.g. 1900 and 2000). Our goal is to ensure that all systems and products will be ready for any date-based processing related to the new millennium.

         We established a formal Year 2000 task force to review the various issues related to Year 2000 compliance in October 1997. A five-step plan was developed by the task force to deal with any potential Year 2000 issues. All aspects of the plan, including awareness, inventory, assessment, correction and testing, and contingency planning are substantially complete. We have identified critical internal systems as well as critical service providers and feel confident that we have taken the necessary steps to become Year 2000 ready. We have performed tests of all major functionalities within the Business Manager software; specifically those areas that utilize date fields. Our tests show that the Business Manager software is Year 2000 compliant. The vast majority of our bank clients are also Year 2000 ready. A survey of all bank clients found only 7% who were not Year 2000 compliant as of June 30, 1999. All bank clients planned to be compliant by the end of 1999. We will continue to access Year 2000 readiness of all systems, third-party providers and clients prior to the Year 2000 to further insure compliance.

         Currently, we do not expect that the total costs of its Year 2000 readiness program will be material to our financial condition or results of operation. All costs are charged to expenses as incurred and most of the costs would have been incurred in the normal course of business.

         The task force identified the worst case scenario as having some of our client banks and their small business customers as not being able to achieve Year 2000 compliance. A survey of all client banks reveals that ninety-three percent are Year 2000 compliant. All client banks should be Year 2000 compliant by the end of 1999. We have also surveyed several hundred small business customers of client banks to measure their compliance, and we are satisfied that most of our clients are compliant or are working to become compliant. Year 2000 compliance of our banks and small business customers is not completely within our control. However, at this time, we do not believe that a lack of Year 2000 compliance by some of our client banks and their small business customers will have a material adverse effect on our operations, cash flows or financial condition.

         Because there are variables to achieving Year 2000 compliance which are beyond our control, the task force is in the process of developing a contingency plan. This plan should be completed no later than September 30, 1999 and will complete the five steps in our Year 2000 Plan. The contingency plan will identify and address each of the Company's worst case scenarios. We will also continue to test all mission critical systems. Additional Year 2000 considerations will continue to be incorporated into our contingency plan. We cannot guarantee that our Year 2000 planning will prevent all potential consequences and there may be costs that arise regarding Year 2000 issues that are unknown at this time due to unforeseen circumstances. However, we are engaged in reasonable efforts to resolve Year 2000 issues.

NOTE REGARDING FORWARD LOOKING INFORMATION

         This interim report contains several "forward-looking statements" concerning our operations, prospects, strategies and financial condition, including its future economic performance, intent, plans and objectives, and the likelihood of success in developing and expanding its business. These statements are based upon a number of assumptions and estimates which are subject to significant uncertainties, many of which are beyond our control. Words such as "may," "would," "could," "will," "expect," "anticipate," "believe," "intend," "plan," and "estimate" are meant to identify such forward-looking statements. Actual results may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially are discussed in our filings with the Securities and Exchange Commission, including our registration statement on Form S-1 (No. 333-75013) as declared effective on May 26, 1999, and include, among other factors, the timely development and market acceptance of products and technologies and competitive market conditions.

INFLATION

         We do not believe that inflation has had a material effect on our results of operation. There can be no assurance, however, that our business will not be affected by inflation in the future.

ITEM 3.  QUANTITATIVE AND QUALITATIVE MARKET RISK

         The Company is subject to market risk from exposure to changes in interest rates based on our financing and cash management activities. Our exposure relates primarily to our long-term debt obligations totaling $54.5 million which expire in 2004 and 2006. In the event that interest rates associated with these debt obligations were to increase 100 basis points, the impact on future cash flows would be approximately $545,000.

                           PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

          (a) Exhibits

                 3.1 - Amended and Restated Charter of the Company
                       (incorporated by reference to exhibit 3.1 to the Company's registration statement on Form S-1.)
                 3.2 - Amended and Restated By-laws of the Company
                       (incorporated by reference to exhibit 3.2 to the Company's registration statement on Form S-1.)
                27.1 - Financial Data Schedule (for SEC use only)

          (b) Reports on Form 8-K

              No reports on Form 8-K were filed by the Company during the 3 months ended June 30, 1999.

                                   SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        PRIVATE BUSINESS, INC.
                                            (Registrant)

Date:   August 16, 1999                 By: /s/ Jerry L. Cover
      ---------------------                -------------------------------------
                                           Jerry L. Cover
                                           President and Chief Executive Officer



Date:   August 16, 1999                 By: /s/ Fred P. Read
      --------------------                 ------------------------------------
                                           Fred P. Read
                                           Vice President, Finance
                                           and Chief Financial Officer