Form 10-Q
period 1999-09-30
PRIVATE BUSINESS INC
filed 1999-11-15
CIK 1069469

                      SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                        SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended September 30, 1999

                       Commission file number 000-25959

                             Private Business, Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Tennessee                                            62-1453841
 ---------------------------------                      ----------------------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                            Identification No.)


9010 Overlook Blvd., Brentwood, Tennessee                     37027
-----------------------------------------                     -----
(Address of principal executive offices)                    (Zip Code)


                                 (615) 221-8400
             ------------------------------------------------------
              (Registrant's telephone number, including area code)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                  (1) Yes [X]  No [ ]
                                  (2) Yes [X]  No [ ]


         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

              Class                              Outstanding as of November 5, 1999
              -----                              ----------------------------------
   Common Stock, no par value                             27,353,784 shares

                             PRIVATE BUSINESS, INC.

                                   FORM 10-Q

                      FOR QUARTER ENDED SEPTEMBER 30, 1999

                                     INDEX


                                                                               Page No.
Part I - Financial Statements

         Item 1 - Balance Sheets as of September 30, 1999 and
                       December 31, 1998                                            3
                    Statements of Operations for the three months                   4
                       ended September 30, 1999 and 1998
                    Statements of Operations for the nine months                    5
                       ended September 30, 1999 and 1998
                    Statements of Cash Flows for the nine months                    6
                       ended September 30, 1999 and 1998
                    Notes to Unaudited Financial Statements                       7-9

         Item 2 - Management discussion and analysis of                         10-18
                       financial condition and results of operations

         Item 3 - Quantitative and qualitative disclosures                         19
                         about market risk

Part II - Other Information

         Item 6 - Exhibits and reports on Form 8-K                                 20

Signatures                                                                         21

                             Private Business, Inc.
                     Consolidated Condensed Balance Sheets

                             (dollars in thousands)

                                                                   September 30,     December 31,
                                                                        1999              1998
                                                                   -------------     ------------
                                                                    (unaudited)
                       Assets
Current Assets:
       Cash and cash equivalents                                    $    2,138        $      285
       Accounts receivable                                               6,331             5,527
       Accounts receivable - other                                         153               152
       Deferred tax asset                                                  527             1,104
       Other current assets                                              1,088               903
                                                                    ----------        ----------
            Total current assets                                        10,237             7,971
                                                                    ----------        ----------

Property and equipment, net                                             11,535            10,456

Other Assets:
       Restricted cash                                                   5,240             5,000
       Note receivable                                                      --                 7
       Software development costs, net                                     394               309
       Deferred tax asset                                                  893             1,932
       Intangible and other assets, net                                  5,597             5,921
                                                                    ----------        ----------
            Total other assets                                          12,124            13,169
                                                                    ----------        ----------

                                                                        33,896            31,596
                                                                    ==========        ==========

            Liabilities and Stockholders' Deficit
Current Liabilities:
       Accounts payable                                                  1,687             2,449
       Accrued liabilities                                               4,384             5,754
       Dividends payable                                                    --             2,175
       Deferred revenue                                                  1,120             1,677
       Current portion of long-term debt                                 2,657             3,750
                                                                    ----------        ----------
            Total current liabilities                                    9,848            15,805
                                                                    ----------        ----------

Other Long-Term Payable                                                  5,240             5,000

Long-Term Debt, net of current portion                                  51,360            90,375

Preferred stock, Series A Convertible, no par value;
       5,624,404 authorized, issued and outstanding in 1998                 --            59,707

Stockholders' Deficit:
       Common stock, no par value; 100,000,000 and
            23,920,910 shares authorized and 27,236,283
             and 10,128,056 shares issued and outstanding,
               respectively                                                 --                --
       Additional paid-in capital                                      (23,383)         (130,798)
       Accumulated deficit                                              (9,169)           (8,493)
                                                                    ----------        ----------
            Total stockholders' deficit                                (32,552)         (139,291)
                                                                    ----------        ----------

                                                                    $   33,896        $   31,596
                                                                    ==========        ==========


                       See notes to financial statements.

                             Private Business, Inc.
                      Statements of Operations - Unaudited
                 Three Months Ended September 30, 1999 and 1998

                                                                       1999             1998
                                                                    ----------        ----------
                                                                (in thousands, except per share data)
Revenues:
       Software license                                             $      606        $      640
       Royalties                                                        13,158            11,359
       Maintenance and other                                             1,499             1,083
                                                                    ----------        ----------
                                                                        15,263            13,082
Operating Expenses:
       General and administrative                                        4,142             3,303
       Selling and marketing                                             7,180             4,985
       Research and development                                            260               236
       Amortization                                                        173               160
       Other operating                                                      95               104
       Recapitalization charges                                             --            13,761
                                                                    ----------        ----------
                                                                        11,850            22,549
                                                                    ----------        ----------

Operating Income (Loss)                                                  3,413            (9,467)

Other Expenses:
       Interest expense                                                  1,274             1,264
       Minority interest                                                    --                31
                                                                    ----------        ----------
                                                                         1,274             1,295
                                                                    ----------        ----------

Income (Loss) Before Income Taxes                                        2,139           (10,762)

Income Tax Provision (Benefit) (Note G)                                    736            (1,704)
                                                                    ----------        ----------

Net Income (Loss)                                                        1,403            (9,058)

Preferred Stock Dividends and Accretion (Note H)                            --               825
                                                                    ----------        ----------

Net Income (Loss) Available to Common Shareholders                  $    1,403        $   (9,883)
                                                                    ==========        ==========

Earnings (Loss) Per Share
       Basic                                                        $     0.05        $    (0.70)
                                                                    ==========        ==========
       Diluted                                                      $     0.05        $    (0.70)
                                                                    ==========        ==========

Weighted Average Common Shares Outstanding
       Basic                                                            27,216            14,121
                                                                    ==========        ==========
       Diluted                                                          28,336            14,121
                                                                    ==========        ==========

Pro Forma Information Assuming Conversion to
       a C Corp (Note G):
            Net Loss Available to Common Shareholders                                 $   (8,976)
                                                                                      ==========
                    Basic                                                             $    (0.64)
                                                                                      ==========
                    Diluted                                                           $    (0.64)
                                                                                      ==========

                       See notes to financial statements.

                             Private Business, Inc.
                      Statements of Operations - Unaudited
                 Nine Months Ended September 30, 1999 and 1998

                                                                       1999             1998
                                                                    ----------        ----------
                                                                (in thousands, except per share data)
Revenues:
       Software license                                             $    1,968        $    2,077
       Royalties                                                        35,950            32,243
       Maintenance and other                                             4,001             2,785
                                                                    ----------        ----------
                                                                        41,919            37,105
Operating Expenses:
       General and administrative                                       11,435            10,244
       Selling and marketing                                            19,538            15,377
       Research and development                                            673               660
       Amortization                                                        550               355
       Other operating                                                     121               184
       Recapitalization charges                                             --            13,761
                                                                    ----------        ----------
                                                                        32,317            40,581
                                                                    ----------        ----------

Operating Income (Loss)                                                  9,602            (3,476)

Other Expenses:
       Interest expense                                                  4,852             1,399
       Minority interest                                                    --               156
                                                                    ----------        ----------
                                                                         4,852             1,555
                                                                    ----------        ----------

Income (Loss) Before Taxes and Extraordinary Item                        4,750            (5,031)

Income Tax Provision (Benefit) (Note G)                                  1,835            (1,383)
                                                                    ----------        ----------

Income (Loss) Before Extraordinary Item                                  2,915            (3,648)

Extraordinary Item: early extinguishment of debt, net
       of tax (Note E)                                                     418                --
                                                                    ----------        ----------

Net Income (Loss)                                                        2,497            (3,648)

Preferred Stock Dividends and Accretion (Note H)                         2,029               825
                                                                    ----------        ----------

Net Income (Loss) Available to Common Shareholders                  $      468        $   (4,473)
                                                                    ==========        ==========

Earnings (Loss) Per Share
       Basic                                                        $     0.03        $    (0.25)
                                                                    ==========        ==========
       Diluted                                                      $     0.02        $    (0.25)
                                                                    ==========        ==========

Weighted Average Common Shares Outstanding
       Basic                                                            18,002            18,078
                                                                    ==========        ==========
       Diluted                                                          19,188            18,078
                                                                    ==========        ==========

Pro Forma Information Assuming Conversion to
       a C Corp (Note G):
            Net Loss Available to Common Shareholders                                 $   (5,533)
                                                                                      ==========
                    Basic                                                             $    (0.31)
                                                                                      ==========
                    Diluted                                                           $    (0.31)
                                                                                      ==========

                      See notes to financial statements.

                             Private Business, Inc.
          Consolidated Condensed Statements of Cash Flows - Unaudited
                 Nine Months Ended September 30, 1999 and 1998

                             (dollars in thousands)

                                                                                 1999                1998
                                                                               ----------          ----------
Cash Flows from Operating Activities:
       Net Income (Loss)                                                       $    2,497          $   (3,648)
       Adjustments to reconcile net income to net cash provided
            by operating activities:
                  Depreciation and amortization                                     1,946               1,288
                  Deferred taxes                                                    1,615              (1,784)
                  Writeoff of debt issuance costs                                     418                  --
                  Minority interest                                                    --                 158
       Changes in assets and liabilities:
            Accounts receivable                                                      (805)               (791)
            Other current assets                                                     (184)               (214)
            Other noncurrent assets                                                  (586)             (1,838)
            Accounts payable                                                         (761)                644
            Accrued liabilities                                                    (1,370)                191
            Deferred revenue                                                         (558)               (615)
                                                                               ----------          ----------
                       Net cash provided by (used in) operating activities          2,212              (6,609)
                                                                               ----------          ----------

Cash Flows from Investing Activities:
       Additions to property and equipment                                         (2,475)             (1,374)
       Software development costs                                                    (224)               (162)
       Acquisition of minority interest                                                --              (4,500)
       Payment on note receivable                                                       7                   6
                                                                               ----------          ----------
                       Net cash used in investing activities                       (2,692)             (6,030)
                                                                               ----------          ----------

Cash Flows from Financing Activities:
       Proceeds from short-term borrowings                                          3,000               4,000
       Proceeds from long-term debt                                                    --              95,000
       Payments on note payable                                                        --              (4,184)
       Payments on long-term debt                                                 (40,108)                 --
       Payments on short-term borrowings                                           (3,000)                 --
       Payments to common stockholders in recapitalization                             --            (138,493)
       Proceeds from sale of preferred stock, net                                      --              59,707
       Proceeds from sale of common stock, net of issuance expenses                42,284                  --
       Proceeds from exercise of employee stock options                               157                  --
       Dividends on common stock                                                       --              (7,314)
                                                                               ----------          ----------
                       Net cash provided by financing activities                    2,333               8,716
                                                                               ----------          ----------

Net Increase (Decrease) in Cash                                                     1,853              (3,923)

Cash at beginning of period                                                           285               4,816
                                                                               ----------          ----------

Cash at end of period                                                          $    2,138          $      893
                                                                               ==========          ==========

Supplemental Cash Flow Information:
       Cash paid for income taxes during the period                            $       67          $      752
                                                                               ==========          ==========
       Cash paid for interest during the period                                $    4,984          $    1,399
                                                                               ==========          ==========

Supplemental Non-Cash Disclosures:
       Dividends accrued on preferred stock                                    $    2,029                  --
                                                                               ==========          ==========
       Preferred stock converted to common stock                               $   59,707                  --
                                                                               ==========          ==========
       Preferred stock dividends forfeited in conversion                       $    4,204                  --
                                                                               ==========          ==========


                       See notes to financial statements.

                             PRIVATE BUSINESS, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                 NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

A.   Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and in accordance with Rule 10-01 of Regulation S-X. The Company's fiscal year ends on December 31, 1999 with each quarter consisting of three months.

     In the opinion of management, the unaudited interim financial statements contained in this report reflect all adjustments, consisting of only normal recurring accruals, which are necessary for a fair presentation of the financial position, and the results of operations for the interim periods presented. The results of operations for any interim period are not necessarily indicative of results for the full year.

     These consolidated financial statements, footnote disclosures and other information should be read in conjunction with the consolidated financial statements and notes thereto included in our registration statement on Form S-1 (NO. 333-75013) as declared effective on May 26, 1999.

B.   Net Income (Loss) Per Share

     Basic earnings per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the year. Diluted earnings per share is computed by dividing net income by the weighted average number of common and common equivalent shares outstanding during the year, which includes the additional dilution related to conversion of stock options as computed under the treasury stock method for the nine months ended September 30, 1999. The outstanding stock options have not been included in the adjusted weighted average common shares outstanding for the three months and nine months ended September 30, 1998, as the effects of conversion are antidilutive.

     The following table represents information necessary to calculate earnings per share for the three months and nine months ended September 30, 1999 and 1998:


(in thousands)

                                                                 Three Months Ended Sept. 30,      Nine Months Ended Sept. 30,
                                                                 ----------------------------      ---------------------------
                                                                     1999            1998             1999             1998
                                                                   ---------       ---------        ---------       ---------

Net income (loss) available to common stockholders                 $   1,403       $  (9,883)       $     468       $  (4,473)
                                                                   =========       =========        =========       =========

Weighed average common shares outstanding                             27,216          14,121           18,002          18,078
Plus additional shares from common stock equivalent shares:
   Options                                                             1,120              --            1,186              --
                                                                   ---------       ---------        ---------       ---------
Adjusted weighted average common shares outstanding                   28,336          14,121           19,188          18,078
                                                                   =========       =========        =========       =========

C.   Initial Public Offering

     In May 1999, the Company completed an initial public offering ("IPO"). 5,002,500 shares of common stock were sold at an offering price of $8.00 per share. Also, in May 1999, the Company sold an additional 750,000 shares at $8.00 per share in a private placement to certain directors and affiliates of other directors. The total net proceeds of the IPO and private placement, net of underwriting discounts and offering expenses, were approximately $42.3 million.

D.   Recapitalization

     On August 7, 1998, the Company completed a series of transactions effectively resulting in a recapitalization of the Company. A summary of the transactions is as follows:

     - The Company purchased 9,927,502 (49.5%) shares of the Company's common stock then outstanding for $138,492,931 ($13.95 per share), which includes acquisition costs of approximately $152,000. The common stock was immediately retired. In accordance with generally accepted accounting principles, the entire consideration paid has been reflected as cost of the common stock (which had an estimated fair market value of $9.88 per share prior to the issuance of the debt) and has been reflected as a reduction of paid-in-capital and undistributed earnings as of the recapitalization date.
     - The Company acquired term loan debt from a bank in the amount of $93,429,311, net of debt issuance costs of $1,570,689. (Note E)
     - The Company issued 5,624,404 shares of Series A Convertible Preferred Stock for $10.67 per share, or $60,000,000. Each share of convertible preferred was originally convertible into one share of common stock, but as a result of a split of the common stock, became convertible into two shares of common stock. This split effectively adjusted the issuance price to $5.34 per share. The Company determined that the adjusted issuance price per share of $5.34 was the fair market value of the Company's common stock after the issuance of the debt. Costs associated with the issuance of these shares approximated $322,000 and have been netted against additional paid-in capital in the accompanying consolidated financial statements. (Note H)
     - The Company acquired the minority interests of Private Business Insurance for $4,500,000, which resulted in approximately $4,100,000 of goodwill being recorded.

     Taking into consideration the above events, the Company also adjusted the exercise prices for all stock options outstanding as of August 7, 1998. The adjusted exercise prices meet the criteria set forth in Emerging Issues Task Force 90-9, therefore, the repricing of the options did not result in a new measurement date and no additional compensation expense has been recorded in the accompanying consolidated financial statements. Furthermore, the Company's Board of Directors approved a special bonus to employees totaling approximately $10,000,000, which is included in recapitalization charges in the accompanying consolidated statement of operations. Also included in recapitalization charges are fees paid for various services performed relating to the recapitalization, including investment banking, legal and accounting services, which amounted to approximately $3,800,000.

E.   Long-term Debt Obligations

     During the second quarter of 1999, the Company paid down approximately $39.6 million of long-term debt obligations and $3.0 million of a revolver, using proceeds from the IPO and cash from operations. This resulted in an extraordinary one-time charge to net income of $418,000, which was comprised of deferred debt issuance costs.

F.   Comprehensive Income

     There were no components of other comprehensive income for the nine months ended September 30, 1999 and 1998. Comprehensive income for such periods was comprised solely of net income.

G.   Income Tax

     In August 1998, the Company completed a leveraged recapitalization and converted from an S Corporation to a C Corporation. As an S Corporation, the Company was not subject to federal income taxes. Pro forma net income (loss) and per share amounts reflect the effect of conversion from an S Corp to C Corp for tax purposes in 1998.

H.   Preferred Stock Dividend

     The preferred stock dividends in 1999 represent an accrual through May 25, 1999 for dividends recognized prior to the IPO. As a result of the IPO, all preferred stock was converted into common shares and the dividends were forfeited, meaning there will not be an outlay of cash for those dividends.

                             PRIVATE BUSINESS, INC.

 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                 OF OPERATIONS

                 NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998


OVERVIEW

     We are a leading provider of integrated services and products that address the problems faced by community banks in managing accounts receivable financing provided to their small business customers. Our solution to these problems is called Business Manager and is based on software, marketing services and online electronic transaction processing. One element of this solution is our proprietary software that enables our network of client banks to purchase accounts receivable from their small business customers. The banks then process, bill and track those receivables on an ongoing basis. As a major component of our solution, we work with client banks to design, implement and manage the sale of Business Manager accounts receivable financing services to their small business customers. We also give our client banks the option of outsourcing to us their application hosting and transaction processing through secure Internet connections, thereby allowing them to receive accounts receivable information and make funding decisions electronically.

     We generate revenues from three main sources:

     -    software license fees from new client banks;

     - ongoing royalties earned on client bank purchases of small business accounts receivable; and

     - maintenance fees and other revenues, comprised primarily of fees received for insurance brokerage services, paper-based form sales, software maintenance, leasing and processing services.

     Software license fees consist of two components: the license fee and customer training and support fee. These are one-time fees that we earn upon the initial licensing of our Business Manager software to a community bank. Our license agreements are executed with terms ranging from three to five years and are renewable for subsequent terms. We recognize revenues from the license fee at the time of initiation of the agreement and the customer training and support fee ratably over the twelve-month service period subsequent to signing the license agreement. Software license fees for new agreements range from approximately $5,000 to $156,000 and are generally based on the asset size of the client bank.

     There are two types of royalty fees. The first type is earned upon the client bank's initial purchase of a small business' accounts receivable during the first 30 days in our program. The second type is an ongoing royalty fee earned from subsequent period purchases. Both types of fees are based on a percentage of the receivables that a client bank purchases from its small business customers during each month. The second type of fee is a smaller percentage of the ongoing receivables purchased.

     Maintenance fees and other revenues include several ancillary products and services we provide to client banks. Annual software maintenance fees are generated from our client banks starting on the first anniversary date of the Business Manager license agreement and annually thereafter. These revenues are recognized ratably over a twelve-month period beginning on the first anniversary date of the agreement. Additionally, since 1995, we have brokered, through our Private Business Insurance subsidiary, credit and fraud insurance products from a national insurance company. We earn fees based on a percentage of the premium that is paid to the insurance company. We also provide a standard set of forms that client banks may purchase and use in the normal course of administering the Business Manager program. Revenues related to these forms are recognized in the period that they are shipped to the client bank. We offer processing services to our client banks for an additional fee based on the volume of transactions processed through the system. In July of 1999, we introduced a new leasing program for use by small business customers where we receive a one-time license fee, an annual fee and a fee from the leasing company based on a percentage of the cost of the equipment being leased by the small business customer.

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, the percentage relationship of the identified consolidated statements of operations items to total revenue.

                                                               Third Quarter                       Year to Date
                                                         --------------------------         --------------------------
                                                            1999            1998              1999             1998
                                                         ---------        ---------         ---------        ---------
Revenue:
       Software license                                        4.0%             4.9%              4.7%             5.6%
       Royalties                                              86.2%            86.8%             85.8%            86.9%
       Maintenance and other                                   9.8%             8.3%              9.5%             7.5%
                                                         ---------        ---------         ---------        ---------
                                                             100.0%           100.0%            100.0%           100.0%

Operating Expenses:
      General and Administrative                              27.2%            25.3%             27.4%            27.6%
      Selling and marketing                                   47.0%            38.1%             46.6%            41.4%
      Research and development                                 1.7%             1.8%              1.6%             1.8%
      Amortization                                             1.1%             1.2%              1.3%             1.0%
      Other operating                                          0.6%             0.8%              0.2%             0.5%
      Recapitalization charge (Note D)                          --            105.2%               --             37.1%
                                                         ---------        ---------         ---------        ---------
                                                              77.6%           172.4%             77.1%           109.4%

Operating Income (Loss)                                       22.4%           (72.4)%            22.9%            (9.4)%

Other Expenses
      Interest Expense                                         8.4%             9.7%             11.6%             3.8%
      Minority interest                                         --              0.2%               --              0.4%
                                                         ---------        ---------         ---------        ---------
                                                               8.4%             9.9%             11.6%             4.2%
                                                         ---------        ---------         ---------        ---------

Income (Loss) Before Taxes and
     Extraordinary Item                                       14.0%           (82.3)%            11.3%           (13.6)%

Income Tax Provision (Benefit) (Note G)                        4.8%           (13.1)%             4.3%            (3.7)%
                                                         ---------        ---------         ---------        ---------

Income (Loss) before Extraordinary Item                        9.2%           (69.2)%             7.0%            (9.9)%

Extraordinary Item: early extinguishment
   of debt, net of tax (Note E)                                 --               --               1.0%              --
                                                         ---------        ---------         ---------        ---------

Net Income (Loss)                                              9.2%           (69.2)%             6.0%            (9.9)%

Preferred Stock Dividends and
   Accretion (Note H)                                           --              6.3%              4.9%             2.2%
                                                         ---------        ---------         ---------        ---------
Net Income (Loss) Available to
    Common Shareholders                                        9.2%           (75.5)%             1.1%           (12.1)%
                                                         =========        =========         =========        =========

REVENUES

     Software license. Software license fees decreased 5.3% to $606,000 for the third quarter of 1999 and 5.2% to $2.0 million for the first nine months of 1999, compared to $640,000 and $2.1 million for the respective periods in 1998. The decreases were primarily due to a decrease in the number of new software license agreements entered into during 1999 compared to 1998. We believe that new software license agreements have decreased for the first nine months due to a number of contributing factors, including our recent focus on marketing more specifically to banks in targeted areas where we wish to better penetrate the small business market, the fact that as we increase our market penetration it becomes more difficult to add new license agreements from the smaller universe of potential bank clients and increased competition. Software license fees accounted for 4.0% and 4.7% of total revenue for the third quarter and first nine months of 1999, respectively, compared to 4.9% and 5.6% for the comparable periods in 1998.

     Royalties. Royalties increased 15.8% to $13.2 million and 11.5% to $36.0 million for the third quarter and first nine months of 1999, respectively, compared to $11.4 million for the third quarter of 1998 and $32.2 million for the first nine months of 1998. The increases resulted from additional funding through the Business Manager program, which was primarily due to an increase in the average amount funded per bank client. As a percent of total revenue, royalties accounted for 86.2% for the third quarter of 1999 compared to 86.8% in 1998 and 85.8% for the first nine months of 1999 compared to 86.9% for 1998. Program funding increased 9.1% to $1.6 billion for the third quarter of 1999 compared to $1.5 billion for 1998 and 8.7% to $4.5 billion for the first nine months of 1999 compared to $4.1 billion in 1998.

     Maintenance and other. Maintenance and other fees increased 38.4% to $1.5 million for the three months ended September 30, 1999, and 43.7% to $4.0 million for the first nine months of 1999, compared to $1.1 million and $2.8 million for the comparable periods in 1998, respectively. Insurance fees increased 34.6% to $871,000 for the third quarter of 1999 and 55.9% to $2.4 million for the first nine months of 1999, compared to $647,000 and $1.5 million for the third quarter and first nine months of 1998, respectively. These increases primarily resulted from increased participation of client banks and small businesses in our credit and fraud insurance programs. Software maintenance fees increased 12.9% to $133,000 and 24.9% to $390,000 for the three months ended September 30, 1999 and first nine months of 1999, respectively, compared to $118,000 and $312,000, respectively, for the same periods in 1998. The increase in software maintenance fees reflects contracts with banks which were new participants the previous year. Maintenance and other fees accounted for 9.8% and 9.5% of total revenues for the third quarter and first nine months of 1999, respectively, compared to 8.3% and 7.5% for the comparable periods in 1998.

     Total revenues. Total revenues increased 16.7% to $15.3 million for the three months ended September 30, 1999 compared to $13.1 million for the three months ended September 30, 1998; while for the first nine months of 1999 compared to 1998, revenues increased 13.0% to $41.9 million compared to $37.1 million, respectively. These increases were primarily attributable to increased royalties and maintenance and other fees which were partially offset by decreased software license fees.

EXPENSES

     General and administrative. General and administrative expenses increased 25.4% to $4.1 million and 11.6% to $11.4 million in the third quarter and first nine months of 1999, respectively, compared to $3.3 million and $10.2 million for the comparable periods in 1998. General and administrative expenses include the cost of our executive, finance, human resources, information services, support services, administrative functions and general operations. As a percentage of total revenue, general and administrative expenses increased 1.9% to 27.2% and decreased 0.2% to 27.4% for the third quarter and first nine months of 1999, respectively. The increases were primarily attributable to the hiring of additional employees to support our expanding client base, and in 1999 we no longer performed management and administrative functions for certain related parties where a management fee was charged and netted against general and administrative expenses.

     Selling and marketing. Selling and marketing expenses increased 44.0% to $7.2 million and 27.1% to $19.5 million for the third quarter and first nine months of 1999, respectively, compared to $5.0 million and $15.4 million for the year earlier respective periods. Selling and marketing expenses include the cost of wages and commissions paid to our dedicated business development and bank sales force, travel costs of the dedicated sales force, recruiting for new personnel and marketing fees associated with direct and telemarketing programs. The increases are primarily due to the hiring of 16 additional sales staff during the third quarter of 1999 and 44 additional sales staff for the first nine months of 1999 and additional marketing programs provided to client banks. As a percentage of total revenue, selling and marketing expenses increased 8.9% to 47.0% and 5.2% to 46.6% for the third quarter and first nine months of 1999, respectively.

     Research and development. Research and development increased 10.2% to $260,000 in the third quarter of 1999 and 2.0% to $673,000 for the nine months ended September 30, 1999 compared to $236,000 and $660,000 for the year earlier periods. These costs include the direct costs associated with developing new versions of the Business Manager system. As a percentage of revenue, research and development expenses decreased 0.1% to 1.7% and 0.2% to 1.6% for the third quarter and first three quarters of 1999, respectively.

     Amortization. Amortization costs increased 8.1% to $173,000 and 54.9% to $550,000 for the third quarter and first three quarters of 1999, respectively, compared to $160,000 and $355,000 for the comparable periods for 1998. Amortization costs include the cost of amortizing deferred software development costs and intangible assets, which include the costs of goodwill and debt issuance costs related to our recapitalization in August 1998. The increase for the first three quarters of 1999 was primarily due to increased amortization of debt costs and goodwill associated with our recapitalization.

     Other operating expenses. Other operating expenses decreased $9,000 and $63,000 for the third quarter and first nine months of 1999. Other operating expenses include property tax and other miscellaneous costs associated with providing support and services for bank clients.

     Recapitalization expenses. Recapitalization expenses represented a series of transactions in August of 1998 which effectively resulted in a recapitalization of the Company. The one-time charge as a percent of revenue was 105.2% for the third quarter of 1998 and 37.1% for the first nine months of 1998. See Footnote D in Notes to the Unaudited Financial Statements.

     Operating income. As a result of the above factors, our operating income increased 136.1% to $3.4 million and 376.2% to $9.6 million for the third quarter and first nine months of 1999, respectively, compared to a loss of $9.5 million and $3.5 million for the comparable previous year periods. The 1998 losses include the $13.8 million one-time recapitalization charge.

     Interest expense. Interest expense was $1.3 million for the third quarter of 1999 and 1998. For the nine months of 1999, interest expense increased $3.5 million to $4.9 million compared to $1.4 million in 1998. The increase was primarily due to $95 million of new long-term debt incurred in connection with our recapitalization transaction in August 1998. In May 1999, we completed our IPO and used approximately $42 million of the proceeds to reduce long-term debt.

     Minority interest expense. Minority interest expense consisted of the share of earnings of Private Business Insurance allocated to its minority shareholders. Concurrent with the closing of the recapitalization transaction completed in August 1998, we purchased the minority interest in Private Business Insurance; therefore, no minority interest expense was incurred during the nine months ended September 30, 1999.

     Income tax provision. The income tax provision was $736,000 and $1.8 million for the third quarter and first nine months of 1999.


     Extraordinary item. The extraordinary item represents the after tax write-off of a portion of the unamortized debt issuance costs in the amount of $418,000 as a result of paying down approximately $42.6 million in long-term debt using proceeds from our IPO and private placement in May 1999 and cash from operations.

LIQUIDITY AND CAPITAL RESOURCES

     Our primary sources of capital have historically been cash provided by operations and investment from stockholders. During the first nine months of 1999, our operating activities provided cash of $2.2 million while we expended $2.7 million in cash for investing activities primarily for purchases of furniture, fixtures, equipment and software development. We expect that our cost of purchases of property and equipment will increase as our employee base grows and as we expand our processing and electronic commerce capabilities.

     Cash provided by financing activities totaled $2.3 million for the first nine months of 1999, which consisted of the proceeds from our IPO and private placement sale of common stock and credit facility partially offset by repayments of long-term debt.

     On May 26, 1999 we completed our IPO and private placement of our common stock. We issued 5,002,500 shares in the IPO and 750,000 shares in the private placement at an offering price of $8.00 per share. As a result of the IPO, all preferred stock was converted into common shares and the dividends due preferred shareholders were forfeited. The net proceeds of approximately $42.3 million were used to pay down a portion of the term loans and revolver under our credit facility.

     In April of 1999, we entered into an agreement to sell a plot of land adjacent to our headquarters in a sale-lease back transaction. A building is currently under construction which will house our new Technology and Business Service Center. The actual sale of the land of $1.4 million will be recorded upon the completion of the construction project which is expected to be April 2000.

     The credit facility includes term loans with current balances of $21.8 million, $32.2 million, and provides for a revolving line of credit in the amount of $15.0 million, including a $3.0 million sublimit for swing line advances and a $2.0 million sublimit for standby letters of credit. The credit facility bears interest in accordance with a grid pricing formula based on the achievement of various financial ratios. The formula calls for advances to bear interest ranging from 1.00% to 2.50% above prime rate or from 2.25% to 3.75% above the Eurodollar rate.

     The $21.8 million loan is generally repayable in quarterly installments which increase annually from $590,000 beginning December 31, 1999 to $1.5 million beginning December 31, 2003 until maturity (August 7, 2004). The $32.2 million loan is repayable in equal quarterly installments until December 31, 2004, at which time the required quarterly payments increase to $3.3 million until December 31, 2005 and $4.4 million until maturity (August 7, 2006). The revolver bears an annual commitment fee and matures August 7, 2004. As of September 30, 1999, we had $21.8 million outstanding at 8.78%, $32.2 million outstanding at 9.28%, and no outstanding letters of credit.

     The credit facility is secured by a pledge of all of our assets and imposes financial covenants and requirements on us and contains limitations on our ability to sell material assets, redeem capital stock and pay dividends, among other actions.

     As of September 30, 1999, we had working capital of approximately $389,000 compared to a working capital deficit of approximately $7.8 million as of December 31, 1998. The change in working capital resulted primarily from decreases in short-term borrowings, accounts payable and accrued liabilities.
We believe that future operating cash flows will be sufficient to meet our working capital and capital expenditure requirements for the next twelve months.

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

     We established a formal Year 2000 task force to review the various issues related to Year 2000 compliance in October 1997. A five-step plan was developed by the task force to deal with any potential Year 2000 issues. All aspects of the plan, including awareness, inventory, assessment, correction and testing, and contingency planning are substantially complete. We have identified critical internal systems as well as critical service providers and feel confident that we have taken the necessary steps to become Year 2000 ready. We have performed tests of all major functionalities within the Business Manager software; specifically those areas that utilize date fields. Our tests show that the Business Manager software is Year 2000 compliant. The vast majority of our bank clients are also Year 2000 ready. A survey of all bank clients found only 7% who were not Year 2000 compliant as of June 30, 1999. All bank clients planned to be compliant by the end of 1999. We will continue to access Year 2000 readiness of all systems, third-party providers and clients prior to the Year 2000 to further ensure compliance.

     Currently, we do not expect that the total costs of our Year 2000 readiness program will be material to our financial condition or results of operation. All costs are charged to expenses as incurred and most of the costs would have been incurred in the normal course of business.

     The task force identified the worst case scenario as having some of our client banks and their small business customers as not being able to achieve Year 2000 compliance. A survey of all client banks reveals that 93% are Year 2000 compliant. All client banks should be Year 2000 compliant by the end of 1999. We have also surveyed several hundred small business customers of client banks to measure their compliance, and we are satisfied that most of our clients are compliant or are working to become compliant. Year 2000 compliance of our banks and small business customers is not completely within our control. However, at this time, we do not believe that a lack of Year 2000 compliance by some of our client banks and their small business customers will have a material adverse effect on our operations, cash flows or financial condition.

     Because there are variables to achieving Year 2000 compliance which are beyond our control, the task force has developed a contingency plan. The contingency plan identifies and addresses each of the Company's worst case scenarios. We will also continue to test all mission critical systems. Additional Year 2000 considerations will continue to be incorporated into our contingency plan. We cannot guarantee that our Year 2000 planning will prevent all potential consequences and there may be costs that arise regarding Year 2000 issues that are unknown at this time due to unforeseen circumstances.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE MARKET RISK

     The Company is subject to market risk from exposure to changes in interest rates based on our financing and cash management activities. Our exposure relates primarily to our long-term debt obligations which expire in 2004 and 2006. In the event that interest rates associated with these debt obligations were to increase 100 basis points, the impact on future cash flows would be approximately $540,000.

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
                           Company (incorporated by reference to exhibit 3.2
                           to the Company's registration statement on Form S-1)
               27.1   -    Financial Data Schedule (for SEC use only)

         (b)  Reports on Form 8-K

              No reports on Form 8-K were filed by the Company during the 3 months ended September 30, 1999.

                                  SIGNATURES


     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            PRIVATE BUSINESS, INC.
                                            (Registrant)



Date:    November 15, 1999                  By: /s/     Kevin M. McNamara
      ---------------------                     -------------------------------
                                                Kevin M. McNamara
                                                Chief Executive Officer



Date:    November 15, 1999                  By: /s/      Fred P. Read
      ---------------------                     -------------------------------
                                                Fred P. Read
                                                Chief Financial Officer