Form 10-K405
period 1999-12-31
PRIVATE BUSINESS INC
filed 2000-03-30
CIK 1069469

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

CHECK ONE:

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED] FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES ACT OF 1934 [NO FEE REQUIRED] FOR THE TRANSITION PERIOD FROM _____ TO _____.

                        COMMISSION FILE NUMBER 000-25959

                             PRIVATE BUSINESS, INC.
             (Exact name of registrant as specified in its charter)

                  TENNESSEE                                      62-1453841
       (State or other jurisdiction of                        (I.R.S. Employer
       Incorporation or organization)                       Identification No.)

             9010 OVERLOOK BLVD.                                   37027
            BRENTWOOD, TENNESSEE                                 (Zip Code)
  (Address of principal executive offices)

                                 (615) 221-8400
              (Registrant's telephone number, including area code)

        Securities to be registered pursuant to Section 12(b) of the Act:

                                      NONE

           Securities Registered Pursuant to Section 12(g) of the Act:

                                  COMMON STOCK

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.

          Yes    [X]        No      [ ]

          Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

          The aggregate market value of registrant's voting stock held by non-affiliates of the registrant, computed by reference to the price at which the stock was sold, or average of the closing bid and asked prices, as of March 20, 2000 was $18,694,778.

          On March 20, 2000, 27,465,259 shares of the registrant's $0.01 par value Common Stock were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the Registrant's definitive proxy statement for its 2000 annual meeting of stockholders are incorporated by reference into Part III, Items 10, 11, 12 and 13 of this Form 10-K.

                                     PART I

ITEM 1. BUSINESS.

MATERIAL 1999 CORPORATE DEVELOPMENTS

         New Chief Executive Officer. On November 1, 1999, Private Business, Inc. ("Private Business" or the "Company") announced that Kevin M. McNamara had joined the Company as its Chief Executive Officer and as a director. It was also announced that Jerry L. Cover, formerly President and Chief Executive Officer, would remain with the Company as President. Prior to joining Private Business, Mr. McNamara served as Senior Vice President and Chief Financial Officer of ENVOY Corporation, a leading publicly traded provider of healthcare EDI and transaction processing services, from 1996-1999. From 1994-1995, Mr. McNamara was President of NaBANCO Merchant Services Corporation, one of the world's then-largest merchant credit card processors.

GENERAL

         Private Business was incorporated in Tennessee in 1990. We are a leading provider of technology-driven solutions that help community banks manage accounts receivable funding of small businesses. The Company's principle product, Business Manager(R), is based on software, targeted marketing services and online electronic transaction processing provided through a large client network of banks nationwide. This Internet-based e-commerce solution provides cash flow to thousands of small businesses across the U.S. by enabling them to sell their receivables to their community bank. All client banks and small business customers utilizing the Company's Business Manager electronic commerce solution currently go through www.BusinessManager.com, the Company's business-to-business Internet portal, to conduct daily transactions. The Company's principal executive offices are located at 9010 Overlook Blvd, Brentwood, Tennessee 37027, and its telephone number at that address is
(615) 221-8400.

         The Business Manager solution enables our network of over 1,250 client banks to purchase accounts receivable from their small business customers. The banks then process, bill and track those receivables on an ongoing basis. As a major component of our solution, we work with client banks to design, implement and manage the sale of Business Manager accounts receivable financing services to their small business customers. We also outsource, for our client banks, application hosting and transaction processing by using the Business Manager software in our data center and by providing transaction processing services from our facilities. Business Manager uses Windows-based technology and is easy-to-use, flexible and scalable. Client banks and small business customers are able to transmit information and obtain reports electronically through our Internet portal, BusinessManager.com. BusinessManager.com is also an electronic gateway through which customers access various business tools that help them manage their business.

         Business Manager has been endorsed by the American Bankers Association, through its subsidiary, the Corporation for American Banking, since 1994. The American Bankers Association employs a competitive process in endorsing products, including conducting interviews with banks and customers regarding the product. Only 17 companies have the American Bankers Association's endorsement, and Business Manager is the only product of its type that has received the endorsement.

         As a complement to Business Manager, we advise and train our client banks concerning risk management procedures and offer insurance products that mitigate their exposure to fraud and non-payment. We assume none of the payment risk in the banks' purchase of receivables; all such risk falls upon the client banks and their small business customers.

         The Business Manager solution benefits both our client banks and their small business customers. The solution introduces our client banks to a new type of high-margin fee generating service, helping them attract new small business customers and enhance existing customer relationships. Business Manager also provides small business customers with access to a new type of bank financing.

         Typically, we provide our services under exclusive long-term contracts with client banks with terms ranging from three to five years with automatic renewals for a predefined term thereafter. We receive initial fees for set-up and royalty payments equal to a percentage of every receivable purchased by the banks from their small business customers. During 1999, approximately 85% of our revenue resulted from royalty payments.

         During 1999, our network of client banks purchased approximately $6.1 billion of accounts receivable from approximately 8,700 small businesses.

INDUSTRY BACKGROUND

         The primary drivers of our business are:

         -        the need for alternative financing for small businesses.

         - the desire of community banks to attract and retain small business customers using alternative financing products.

         - the growing acceptance of electronic commerce among community banks and small businesses.

         Electronic Commerce Services for the Financial Sector. The market for electronic commerce products and services in the United States has grown dramatically in recent years. A large portion of the electronic commerce services infrastructure has been provided by third-party vendors and outsourcing companies. The financial sector has been a major user of outsourced electronic commerce services. Examples of outsourced electronic commerce applications in this sector include electronic authorization, processing and settlement of credit card transactions and electronic data interchange.

         Most of the outsourced electronic commerce activity in the financial sector has focused on servicing larger merchants and businesses. However, small businesses have many of the same financial needs as large businesses and also some unique needs particularly suited for electronic commerce outsourcing. While small businesses have taken advantage of certain outsourcing and/or electronic commerce services such as credit card and merchant services, other services generally have been unavailable in the small business credit and cash management market.

         Financing for Small Businesses. Dun & Bradstreet tracks approximately
10.9 million small businesses in the U.S. with less than $25 million of annual sales. Private Business believes that approximately six million of these businesses are potential prospects for the Business Manager system based on their size, industry and receivables patterns. We believe that, for many of these small businesses, the need for working capital is a significant obstacle to growth, and that these businesses spend much time, money and effort on receivables and cash management. Many of these small businesses are growing rapidly and are financially sound, but are not eligible for sufficient traditional bank financing. Traditional banks may be unwilling to provide financing to small businesses for a number of reasons such as the particular small business's lack of credit history or the industry or geographic areas in which a particular small business operates. In other cases, businesses have reached their bank's credit limit for traditional bank financing.

         Despite the fact that the small business sector provides a very large and potentially profitable market opportunity, financial service providers have encountered difficulty in managing cost-effective sales and support of targeted financial services to small businesses. Community banks have generally provided basic financial services such as business deposit accounts, credit card merchant services, and, in some instances, traditional lines of credit to small businesses. However, these banks typically have been unable to provide small businesses with more sophisticated cash management products such as accounts receivable or lease financing services.

         The Community Bank Market. In response to the competitive pressures arising from deregulation and consolidation, many community banks are adapting their business practices to meet these new challenges. According to the Federal Deposit Insurance Corporation ("FDIC"), strategies for coping with these pressures include:

         -         outsourcing business functions.

         -         expanding the use of non-traditional financing.

         -         partnering with non-bank service providers.

         - emphasizing personalized services and developing niches or specialty offerings to serve a broader customer base.

         At the same time, given the limited asset base of community banks and the need to improve margins, the adoption of these strategies must take into account the need to control operating expenses, maintain proper risk control and minimize operating complexity.

OUR SOLUTION, BUSINESS MANAGER

         Business Manager is an integrated solution that includes software, targeted marketing services, online electronic transaction processing and ongoing support. Business Manager enables the management of accounts receivable financing for banks, from the purchase of receivables from small businesses to the ongoing processing, billing and tracking of these receivables. The banks either process the transactions themselves or outsource this activity to our in-house processing facility. To automate the process further, we offer electronic links for the banks and their small business customers through secure connections to our Internet portal, BusinessManager.com.

         Our extensive network of local sales consultants, or Business Development Managers, helps our client banks develop new marketing strategies and facilitate the market penetration of Business Manager. Once a client bank contracts to utilize Business Manager, our Business Development Managers help the client banks design, implement and manage the sale of the Business Manager accounts receivable financing program to the client banks' small business customers and prospects. Utilizing a database of likely small business customers of the program, the Business Development Manager generally works directly with the client banks' commercial loan officers to target and meet with qualified small business customers as part of the direct sale of the program to these businesses. Once the client bank has signed up a new small business customer, our Business Development Managers continue to work with the small business customer in conjunction with the bank loan officer to ensure proper implementation and post-implementation support. We also help design the appropriate procedures and controls to successfully implement Business Manager in order to minimize risk to our client banks.

         Business Manager allows banks to provide differentiated, high-margin financial services to their existing small business customers and new prospects without incurring the cost of internal technology development and additional personnel. Business Manager can benefit our client banks by:

         -         increasing their revenues with high margin fee income.

         - creating additional relationships with their existing small business customers.

         -         attracting new small business customers.

         - improving access to small business customers' financial information, enabling better credit decisions.

Business Manager can also benefit a bank's small business customers by:

         -         improving cash flow and making funds available for growth.

         - providing customized aging, sales and customer balance reports.

         - reducing management time, effort and cost associated with billing and tracking receivables.

         - improving receivables tracking and payment by involving the bank.

STRATEGY

         We intend to grow our business by implementing the following strategies:

         Expand into Additional Metropolitan Areas. We intend to expand our Business Development Managers into more major metropolitan markets. Metropolitan markets tend to have a large number of small businesses in a more concentrated area. These markets have been virtually untapped by Business Manager. Though Private Business typically offers these financing opportunities through community banks, we also work with regional and national funding sources to provide financing if our client banks are unable to participate.

         Expand and Market Our In-house Processing and Service Capabilities. We are expanding our processing and service center in Williamson County, Tennessee. With expanded capability, we intend to increase our marketing of the processing and service center. Our processing and service center provides our client banks with an outsourcing alternative for processing and customer service and allows for quick implementation of Business Manager with minimum training while reducing the need of our client banks to assign or hire dedicated staff. These features assist in the retention of existing client banks and in the attraction of new client banks. Furthermore, use of the processing and service center eliminates restrictions on the growth of Business Manager due to a client bank's difficulty in adding staff or office space. We believe that a growing number of our new client banks will use the processing and service center.

         Expand Electronic Commerce Services. We are expanding our electronic commerce services by hiring new electronic commerce specialists, enhancing our Internet communications infrastructure and more actively marketing our electronic commerce services. Our electronic commerce specialists work directly with our client banks and their small business customers to implement browser-based electronic communications between the small business and the bank through our Internet server. We continue to upgrade our Internet communications infrastructure to improve security, scalability, redundancy and availability. We are also continuing to actively market our capabilities in every new sale of Business Manager to increase adoption of our electronic commerce solution. To date, approximately 400 banks and 1,600 small business customers use these services.

         Continue to Broaden Products and Services Offerings. We are successfully using our sales and distribution channel to offer new products and services to our network of over 1,250 client banks. For example, we have introduced credit and fraud insurance, database marketing services, and industry focused applications for the medical and dental markets. In 1999, we began to offer point of sale communications systems and equipment leasing for small businesses. Additionally, we are further expanding the scope of BusinessManager.com, our Internet portal, to encompass the basic business functions, such as payroll processing, that every small business engages in daily. Currently, over 1,600 businesses transact business daily thorough our portal.

         Pursue Strategic Acquisitions and Alliances. The market for financial services offered to small businesses through community banks is fragmented, and our industry is still in its formative stage. We believe there is an opportunity for strategic transactions such as acquisitions, alliances or other partnerships to broaden our product portfolio and assist us in delivering our services efficiently. During 1999, we evaluated and pursued strategic transactions to better position our business. We have no current commitments or understandings with respect to any material acquisitions, although we have entered into definitive agreements with two other small business portals that will soon offer Business Manager and its related services to the small businesses that currently use them. We have also formed one strategic alliance to co-brand an auction website delivered via our portal.

PRODUCTS & SERVICES

         We provide the following products and services through our Business Manager solution:

         Marketing Services. We provide comprehensive marketing services to client banks as a key part of the Business Manager solution. We analyze a bank's market area using our extensive database and provide a detailed assessment of the market opportunity for Business Manager in a given geographic area. A Business Development Manager uses this market analysis to help the client bank sell Business Manager to small businesses.

         As of December 31, 1999, we employed approximately 138 full-time Business Development Managers, including 8 Regional Managers. Each Business Development Manager is responsible for 1 to 15 banks, depending on bank size and market potential, with the typical Business Development Manager responsible for 7 banks. The Business Development Manager and the client bank work together, using the market analysis, to develop a prospect list of the bank's small business customers who would be likely Business Manager users. The master prospect list is prioritized, and, together, the client bank and a Business Development Manager approach the businesses on that list. As a follow-up, a Business Development Manager periodically contacts small business customers on the system to help the client bank retain their small business customers.

         Business Manager Software. We develop, update and support the Business Manager software, a Windows-based software package, installed at our client banks and in our processing and service center, that enables banks to purchase and manage accounts receivable from their small business customers. Business Manager provides over 50 detailed reports to keep the client bank and the small business owner informed about the performance and aging of the receivables. In addition, Business Manager's software enables the client bank to periodically confirm customers' receivables balances for risk control purposes.

         Processing Services. Our processing and service center can perform for the client bank and its small business customers all the processing and service functions that would normally be performed by the client bank's operations staff. With this option, the processing and service center provides all data entry, account set-up, batch processing, lock box maintenance, preparation and mailing of statements and confirmation letters, invoicing and response to customer service inquiries. The client bank retains the decision-making responsibility for credit underwriting and for monitoring the small businesses' daily financial transaction activity.

         Electronic Commerce Capabilities. We provide electronic commerce capabilities that enable data exchange between the small business customers, our client banks and our service center. This enables small business customers to deliver new invoice information electronically and have this information accessed by our client banks through a Web browser. The small business can upload this data directly from their accounting software such as Peachtree(R) or QuickBooks(R) or input this data into a predetermined form provided through the Internet server and accessible via a Web browser. Our Internet communications infrastructure provides the gateway to a central repository for this information. This infrastructure also enables small businesses to access critical cash management reports online through their Web browser. We believe this capability reduces the time and cost of processing new invoices for the small business and enhances our client banks' relationships with their small business customers.

         Risk Management Procedures. The Business Manager solution also assists client banks with credit risk management, using a variety of tools, including:

         - Underwriting Control. The client bank decides which businesses participate in Business Manager and approves limits on the amount of receivables to be purchased from those businesses.

         - Monitoring Capability. Information provided by the Business Manager software enables the bank to monitor the payment performance of the receivables, to detect trends in the business that may impact the bank's risk, and to facilitate confirmation of outstanding receivables.

         - Primary Source of Payment. The receivables purchased by the bank are the primary source of payment. In most cases, a small business' customer makes payment of the receivables directly to the client bank.

         - Reserve. As the client bank buys receivables from small businesses, a portion of the purchase price is deposited into a reserve account to protect the client bank against potential losses on the receivables. The reserve is adjusted each month to reflect the condition of the receivables.

         - Repurchase Obligation. The small business maintains ultimate responsibility for accounts receivable collection. Receivables that age beyond a designated period (typically 90 to 120 days) are repurchased by the small business. Client banks may require additional collateral and personal guarantees to secure the repurchase obligation.

         Credit and Fraud Insurance. Our insurance brokerage subsidiary offers two insurance products for the Business Manager solution. Both products are primarily underwritten by Continental Credit, an affiliate of CNA Financial Corporation and one of the nation's major multi-line insurers. Accounts receivable credit insurance protects the client bank and/or its small business customers from default in payment of the receivable. Fraud insurance protects the client bank from two types of fraudulent acts by the client banks' small business customers: fraudulent invoices and diversion of customer payments.

TRAINING AND SUPPORT

         We conduct a variety of training activities for our client banks. This training is designed to give bank personnel detailed operating knowledge of the Business Manager solution and the roles that both bank and our personnel play in the system's success for a particular client bank.

         An initial two-day training session is conducted approximately 40 times per year at our corporate training center by experienced members of our training and bank services departments. These sessions encompass training for both bank credit officers and for process coordinators who operate the Business Manager software. Process coordinators receive detailed instruction and practical training in effective utilization of the Business Manager software. Credit officers learn how Business Manager relationships are developed as well as how they are underwritten, documented, and monitored. Newly licensed banks send both a credit officer and a process coordinator to this training prior to implementation of the program. Banks may send additional personnel to these sessions for training or re-training at any time. In addition, both beginning and advanced software training for bank process coordinators is offered throughout the year at various locations around the country.

         Other bank credit officers and relationship managers periodically receive training in the business development and risk control aspects of the program, either at the bank site or at mini-conferences held at various locations around the country.

         In addition to training, we offer a variety of support services to our client banks, including:

         - Technical Support. We maintain a technical support department that handles approximately 30,000 calls annually and is available five days a week from 7 am to 7 pm (Central Time) to field questions from client banks and resolve any problems that may be encountered during processing.

         - Field Support. Our regionally placed field support technicians visit client banks periodically to examine their processing procedures, and they are available for on-site troubleshooting.

         - Electronic Commerce Specialists. We have electronic commerce specialists that help banks and small business customers set up secure Internet connections for the transmittal of information from the business to BusinessManager.com then to the processing facility in the bank or to our own processing and service center. These specialists also assist small business customers in facilitating electronic communication between their accounting systems and the processing facilities.

         - Bank Services. Our bank services department works with client banks on a variety of banking issues that arise related to the Business Manager solution, including dealing with regulatory issues, documentation, credit policies, risk control and operational issues.

         - Reference Guide. We provide full documentation in our reference guide as a comprehensive resource for the ongoing operation of the Business Manager solution. This reference guide serves as a source book for answers to day-to-day questions about the software, as well as credit and operations issues.

SALES AND MARKETING

         Our sales effort is focused on marketing Business Manager to banks and their small business customers.

         Our dedicated bank sales force targets community banks, primarily those which have assets of $1 billion or less. As of December 31, 1999, there were 8,584 FDIC insured commercial banks with total assets less than $1 billion. These sales professionals utilize our database marketing tools to provide a detailed analysis of small businesses that are likely candidates for the Business Manager product in the prospect bank's market area.

         Once a bank contracts to utilize Business Manager, one of our approximately 130 Business Development Managers works with the bank, combining the bank's customer list with our prospect analysis and creating a prioritized master prospect list. Our Business Development Managers and our network of banks together form a channel for the sale of Business Manager to small businesses.

         In early 2000, we added a national funding source, giving us alternatives to funding small businesses with not only the local bank, but with a national funding source as well. This should allow us to go into markets and industries that a local bank may not service in its current capacity, without having to expand sales and marketing efforts already being put forth.

         We employ marketing analysts who are responsible for the design and production of internal and external marketing materials to assist our banks in finding small businesses who can benefit from the Business Manager program. These marketing professionals also attend trade shows and coordinate various marketing programs, such as direct mail campaigns and conferences.

         We have recently formed a new group entitled the National Accounts Division. The goal of this group is to focus on the banks and businesses that yield the highest historic revenue for Private Business, and by doing so, potentially increase the retention of our highest revenue customers. This new focus may yield better retention of our most important customers.

CUSTOMERS AND CONTRACTS

         As of December 31, 1999, Business Manager was licensed to over 1,250 banks. No client bank contributed more than five percent of our revenue in 1997, 1998 or 1999. Our network of client banks purchased approximately $6.1 billion of accounts receivable from approximately 8,700 small businesses.

         The typical agreement between Private Business and a client bank provides that the bank pay an initial fee upon execution of the agreement and an annual fee on each anniversary date thereafter. In addition, the agreement provides that the bank pay a fee equal to a percentage of the receivables purchased by the bank from a small business customer during the first thirty days after signing such small business customer. Thereafter, the agreement provides for a monthly ongoing fee based on a percentage of the discount charged against the receivables purchased from each small business customer.

         The agreements generally have terms of three to five years plus provisions that the bank pay ongoing fees on all accounts transferred to a similar program for a period of 48 months after termination.

         If an existing client bank wishes to outsource its processing services to Private Business, the bank enters into a processing addendum to the original agreement. The processing addendum provides for set-up fees and transaction processing fees. The processing addendum includes a confidentiality provision with respect to all information received from the client bank relating to the small business customer and its accounts. Most new client banks now enter into an agreement that provides for processing from the outset. The terms of the agreement are very similar to those as set out above.

         We also provide client banks with a standard form Business Manager agreement to be used between the client bank and its small business customers. Private Business is not a party to this agreement, but the general form of the agreement provides that the bank will purchase up to a set amount of the small business's accounts receivable for the face amount less a discount. The Business Manager agreement provides that the bank will establish an interest-bearing reserve account for the benefit of the small business and will deposit a portion (generally between 10 percent and 20 percent) of the face amount of each receivable purchased into such reserve account. The agreement further provides that the bank may require the small business to repurchase all or any portion of any receivable if any minimum payment remains unpaid after a designated period (typically 90 to 120 days). These agreements have a term of one year and are automatically extended for additional one year periods, but may be terminated without penalty by either party upon 60 days written notice.

TECHNOLOGY

         The Business Manager software program is a PC-based system written primarily in Smalltalk and "C." Private Business has developed two versions of Business Manager, a field version used by client banks and an in-house version used in our processing and service center. The in-house version supports larger numbers of concurrent users and generates reports via the Internet. Both versions of the software are 32-bit, enabling them to run on Windows 95/98 and NT/2000. For reporting, both versions use Seagate's Crystal Reports report writer. The field version is capable of running in stand-alone mode or supporting multiple users on Novell or Microsoft NT networks. Disk space needed for usage varies with the size of the bank's portfolio, but is usually under 200 MB. Upgrades to the program are released periodically and generally no less than annually. Private Business also has the ability to handle non-PC-based small businesses.

         Our processing and service center receives invoice information from small business customers, via our Internet server and uses a PC-based server system to process this information. The processing and service center uses fail-safe fiber ring communications and is connected to two separate telecommunications service providers.

COMPETITION

         The market for small business financial services continues to be intensely competitive, fragmented and rapidly changing. We believe that we compete effectively as a result of our highly trained and motivated sales force as well as the functionality of Business Manager.

         We face primary competition from companies offering products similar to Business Manager to banks. Only a limited number of companies offer solutions similar to Business Manager. We believe that we are the largest of such companies offering these services in terms of revenue and number of client banks.

         We also compete with banks that use their internal information technology departments to develop proprietary systems or purchase software from third parties to offer similar services to small businesses, and with providers of traditional sources of financing to small businesses such as lines of credit, amortizing loans and factoring. Many banks and other traditional providers of financing are much larger and more established than Private Business. Most providers of traditional sources of financing and banks that have already established relationships with small businesses may be able to leverage their relationships to discourage these customers from purchasing Business Manager or persuade them to replace our products with their products.

         We expect that competition will increase as other established and emerging companies enter the accounts receivable financing market, as new products and technologies are introduced and as new competitors enter the market, some of which may market via the Internet. In addition, as we develop new services, such as equipment leasing, we may begin competing with companies with whom we have not previously competed. Increased competition may result in price reductions, lower profit margins and loss of our market share, any of which could materially adversely affect our business, financial condition and operating results.

EMPLOYEES

         At March 1, 2000, we employed 402 people, 4 of whom were part-time employees. We have 191 employees involved in direct sales, marketing and business development activities.

RISK FACTORS

         THIS ANNUAL REPORT ON FORM 10-K INCLUDES FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 INCLUDING, WITHOUT LIMITATION, STATEMENTS CONTAINING THE WORDS "BELIEVES," "ANTICIPATES," "INTENDS," "EXPECTS," "ESTIMATES," "MAY," "WILL," "LIKELY" AND WORDS OF SIMILAR IMPORT. SUCH STATEMENTS INCLUDE STATEMENTS CONCERNING THE COMPANY'S BUSINESS STRATEGY, OPERATIONS, INDUSTRY, ECONOMIC PERFORMANCE, FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES. THE COMPANY'S ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THE RESULTS DISCUSSED IN SUCH FORWARD-LOOKING STATEMENTS BECAUSE OF A NUMBER OF FACTORS, INCLUDING THOSE IDENTIFIED IN THIS "RISK FACTORS" SECTION AND ELSEWHERE IN THIS ANNUAL REPORT ON FORM 10-K. THE FORWARD LOOKING STATEMENTS ARE MADE AS OF THE DATE OF THIS ANNUAL REPORT ON FORM 10-K AND THE COMPANY DOES NOT UNDERTAKE TO UPDATE THE FORWARD-LOOKING STATEMENTS OR TO UPDATE THE REASONS THAT ACTUAL RESULTS COULD DIFFER FROM THOSE PROJECTED IN THE FORWARD-LOOKING STATEMENTS.

         This Section summarizes certain risks, among others, that should be considered by stockholders and prospective investors in the Company. Many of these risks are discussed in other sections of this report. If any of the following risks actually occur, our business, financial condition or results of operations could be materially adversely affected. In such case, the trading price of our common stock could decline, and you may lose all or part of your investment.

         Possible NASDAQ De-listing. On November 10, 1999, NASDAQ sent us a letter noting that our common stock had failed to maintain a closing bid price greater than or equal to $5.00 for the last thirty (30) consecutive trading dates. The letter further noted that our securities would be subject to de-listing from the NASDAQ National Market if we were unable to demonstrate compliance with the minimum bid price requirement or any other listing criteria by February 8, 2000. In response to such letter, we requested a hearing before the NASDAQ Listing Qualifications Hearing Panel (the "Panel"). The Panel stayed de-listing and granted the Company a hearing, which took place on March 9, 2000. At such hearing, we requested a temporary waiver of the bid price requirement in order to facilitate either continued listing on the NASDAQ National Market or proposed listing on the NASDAQ Small-Cap Market. On March 29, 2000, we received a letter from NASDAQ indicating that the Panel had determined to continue the listing of our securities on the NASDAQ National Market provided that on or before June 30, 2000 our common stock has maintained a bid price of at least $5.00 for a minimum of ten consecutive trading days, and provided that we continue to demonstrate compliance with all other continued listing requirements of the NASDAQ National Market. There can be no assurance, however, that NASDAQ will not ultimately de-list the Company from the NASDAQ National Market, in which case we will apply for listing on the NASDAQ Small Cap Market.

         Primary Dependence on One Product. We currently derive substantially all of our revenues from the sale of Business Manager, with approximately 5% of our revenues derived from new agreements with client banks and approximately 85% derived from royalties based on accounts receivables purchased by our bank clients from small businesses. We expect to continue to derive significant revenues from this product and related services. If total revenues derived from Business Manager decline, we do not have sufficient other products or services to replace that lost revenue, so any events that adversely impact Business Manager will adversely impact our business. We cannot be certain that we will be able to continue to successfully market and sell Business Manager to both banks and their small business customers or that problems will not develop with Business Manager that could materially impact our business.

         Potential Inability to Promote Business Manager to New and Existing Small Business Customers. Other than the initial contract fee and a small annual support fee, we do not generate any income from banks contracting to utilize Business Manager unless small businesses finance their accounts receivable through our client banks. If the Company and its client banks cannot convince existing and potential small business customers of the benefits of Business Manager, such businesses will not be willing to use our products and services. Since small business customers of our client banks are the foundation of our business, their unwillingness to use Business Manager could have a material adverse effect on our business, operating results and financial condition.

         Dependence on Banking Industry for Clients. Business Manager is used almost exclusively by banks, primarily community banks. Due to our dependence upon the banking industry, any events that adversely impact the industry in general and community banks in particular, such as changed or expanded bank regulations, could adversely affect the Company and its operations. The banking industry is subject to supervision by several federal and/or state governmental regulatory agencies. Regulation of banks, especially with respect to receivable services such as Business Manager, can indirectly affect our business. The use of Business Manager by banks is currently in compliance with or is not subject to banking regulations. But, these regulatory agencies could change or impose new regulations on banks, including modifying the banks' ability to offer products and services similar to ours to their small business customers. These new regulations, if any, could prevent or lessen the use of our services by banks.

         Potential Inability to Successfully Market our Products and Services to New Client Banks or to Retain Current Client Banks. Our success depends to a large degree on our ability to convince prospective client banks to utilize Business Manager and offer it to small businesses. Failure to maintain market acceptance, retain clients or successfully expand our offered services could adversely affect our business, operating results and financial condition. We have spent, and will continue to spend, considerable resources educating potential customers about our products and services. However, even with these educational efforts, we may not be able to maintain market acceptance and client retention. In addition, as we continue to offer new products and expand our services, existing and potential client banks or their small business customers may be unwilling to accept the new products or services.

         Potential Inability to Attract, Hire, or Retain Enough Qualified Sales and Marketing Personnel. If we are unable to implement our growth plans and strategies, our business, operating results and financial condition could be adversely affected. An important part of our sales strategy is to attract, hire and retain qualified sales and marketing personnel in order to maintain our marketing capabilities in our current markets and expand the number of markets we serve. Since competition for experienced sales and marketing personnel is intense, we cannot be certain that we will be able to attract and retain enough qualified sales and marketing personnel or that those we do hire will be able to generate new business at the rate we currently expect. If the Company is unable to hire and retain enough sales and marketing personnel or those we hire are not as productive as we expect, the Company may not be able to implement its sales plans.

         Potential Inability to Sustain or Manage Intended Rapid Growth of Business. Our business has grown significantly in size and complexity over the past several years. We may not be able to sustain this growth. If we cannot sustain growth or if our management is unable to manage growth effectively, our business, operating results and financial condition could be adversely affected. Our growth has placed, and any additional growth would be expected to continue to place, a significant strain on our management, systems and operational resources. We anticipate that continued growth, if any, will require us to recruit, hire and retain a substantial number of new managerial, finance, sales, marketing and support personnel. We cannot be certain that we will be successful in recruiting, hiring or retaining such personnel. Our ability to compete effectively and to manage our future growth, if any, will depend on our ability to maintain and improve operational, financial, and management information systems on a timely basis and to expand, train, motivate and manage our work force. If we continue to grow, we cannot be certain that our personnel, systems, procedures and controls will be adequate to support our operations.

         Also, one element of our growth strategy is to actively evaluate and pursue strategic acquisitions of and alliances with businesses that are complementary to the Company's. We cannot be certain that we will be able to integrate fully any such acquisitions or alliances with our existing operations or otherwise implement our growth strategy.

         Intended Expansion of Offered Products and Services May Lower Our Overall Profit Margin. Part of our business strategy is to expand our products and services offering, including offering leasing services for the equipment needs of small businesses. We believe that we can provide these services profitably, but such services are likely to generate a lower profit margin than our current products and services. As a result, by offering additional products and services, we may lower our overall profit margin. Although gross revenues would likely increase, the lowering of our profit margin may be viewed negatively by the stock market, possibly resulting in a reduction in our stock price.

         Our Products and Services May Not be as Successful in a Slower Economy. Since the introduction of Business Manager, the United States economy generally has been fairly strong. If the United States economy weakens or enters into a recession or depression, our client banks and their small business customers may view the services and benefits provided by Business Manager differently and may be reluctant to use the products and services we provide. In addition, in an economic recession or depression, the customers of small businesses may reduce their purchases of goods and services thus reducing accounts receivable eligible for our solution. This development could have a material adverse effect on our business, operating results and financial condition.

         Potential Inability to Compete in the Financial Services Market. The market for small business financial services is competitive, rapidly evolving, fragmented and highly sensitive to new product introductions and marketing efforts by industry participants. Increased competition for services similar to Business Manager could lower our market share and negatively impact our business and stock price. The Company faces primary competition from a limited number of companies that offer to banks products similar to Business Manager. We believe that we are the largest of the companies offering these services in terms of revenues and number of client banks under contract.

         We also compete with banks that use their internal information technology departments to develop proprietary systems or purchase software from third parties to offer similar services to small businesses. In addition, we compete with traditional sources of financial services to small businesses such as lines of credit, amortizing loans and factoring. Many banks and other traditional providers of financing are much larger and more established than Private Business, have significantly greater resources, generate more revenues and have greater name recognition. We cannot be certain our competitors will not develop products and services comparable or superior to those that we have developed or adapt more quickly to new technologies, evolving industry trends or changing small business requirements. Most providers of traditional sources of financing have already established relationships with small businesses, may be able to leverage these relationships to discourage these customers from purchasing the Business Manager solution or persuade them to replace our products with their products.

         We expect that competition will increase as other established and emerging companies enter the accounts receivable financing market, as new products and technologies are introduced and as new competitors enter the market. In addition, as we develop new services, such as equipment leasing, we may begin competing with companies with whom we have not previously competed. Increased competition may result in price reductions, lower profit margins and loss of our market share, any of which could have a material adverse effect on our business, operating results and financial condition.

         Dependence on Key Employees. Our future performance will also largely depend on the efforts and abilities of our executive officers, as well as our key employees and our ability to retain them. Generally, our executive officers and key employees do not have employment agreements. The loss of any of our executive officers or key employees could have a material adverse effect on our business, operating results and financial condition.

         A Large Percentage of Our Common Stock is Owned by Our Executive Officers, Directors and Their Affiliates. As of December 31, 1999, our executive officers, directors and their affiliates beneficially owned approximately 82% of the outstanding shares of common stock. As a result, these stockholders are able to control all matters requiring stockholder approval and, thereby, the Company's management and affairs. Matters that typically require stockholder approval include, among others, the election of directors, the approval of mergers or consolidations and the sale of all or substantially all of the Company's assets. This concentration of ownership may delay, deter or prevent acts that would result in a change of control of the Company, which in turn could possibly reduce the market price of our common stock.

         Our Charter and Bylaws and Tennessee Law Contain Provisions that Could Discourage a Takeover. Our charter and our bylaws and Tennessee law contain provisions that could make it more difficult for a third party to obtain control of the Company. For example, our charter provides for a staggered board of directors, restricts the ability of stockholders to call a special meeting and prohibits stockholder action by written consent and our bylaws allow the board to expand its size and fill any vacancies without stockholder approval. In addition, the Tennessee Business

Corporation Act contains provisions such as the Tennessee Business Combination Act and the Tennessee Greenmail Act which impose restrictions on stockholder actions.

         Potential Inability to Adequately Protect Our Proprietary Technology. Our success and ability to compete are dependent largely upon our proprietary technology. Third party claims against our proprietary technology could negatively affect our business. We cannot be certain that we have taken adequate steps to deter misappropriation or independent third-party development of our technology. In addition, we cannot be certain that third parties will not assert infringement claims in the future or, if infringement claims are asserted, that such claims will be resolved in our favor. Although we are not currently subject to any dispute either protecting our proprietary technology or asserting a third party claim against our proprietary technology, any infringement claims resolved against us could have a material adverse effect on the Company's business, operating results and financial condition.

         Failure of Our Network Infrastructure and Equipment Would Have a Material Effect on Our Business. Failure of our network infrastructure and equipment, upon which our business is greatly dependent, as well as the occurrence of significant human error, a natural disaster or other unanticipated problems could halt our services, damage network equipment and result in substantial expense to repair or replace damaged equipment. In addition, the failure of our telecommunications providers to supply the necessary services could also interrupt our business, in particular, the application hosting and transaction processing services we offer to our client banks via secure Internet connections. The inability to supply these services to our customers could negatively affect our business, operating results and financial condition and may also harm our reputation.

ITEM 2. PROPERTIES.

         The Company owns a 36,000 square foot modern corporate office building in Brentwood, Tennessee, situated on approximately 5.1 acres of land. This building houses the Company's executive offices as well as administration/operations and other staffs. The Company leases approximately 23,500 square feet of office space in Brentwood, Tennessee and Franklin, Tennessee for processing, insurance and other staff offices. In early 1999, the Company sold approximately 8.1 acres of undeveloped land adjacent to the corporate office to a developer who is building a new building. The Company will lease approximately 45,000 square feet of office space in this building on a long-term basis. The Company intends to move its processing and service center into the new building which will replace the Company's currently leased space and allow for future expansion. The Company expects to occupy the new facility in mid-2000.

ITEM 3. LEGAL PROCEEDINGS.

         From time to time, the Company is subject to claims and suits arising in the ordinary course of business. The Company is not currently a party to any proceeding which, in management's opinion, would have a material adverse effect on the Company's business, operating results and financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The common stock of the Company is currently traded on the NASDAQ National Market System under the designation "PBIZ". As of March 20, 2000, there were approximately 2,250 shareholders of record. The following table sets forth representative bid quotations of the common stock for each quarter since the Company's initial public offering of its common stock on May 26, 1999 as provided by NASDAQ. The following bid quotations reflect interdealer prices without retail mark-ups, mark-downs or commissions, and may not necessarily represent actual transactions. The Company is currently subject to being de-listed from the NASDAQ National Market System. See "Business - Risk Factors - Possible NASDAQ De-listing."

                                                   BID QUOTATIONS
                                                   --------------
For the year ended                        HIGH                        LOW
December 31, 1999                         ----                        ---
------------------
2nd Quarter                               $12.50                      $8.63
3rd Quarter                               $10.63                      $3.94
4th Quarter                               $5.063                      $1.88

         The Company has not paid any cash dividends on its Common Stock in 1999. The Company intends to retain its earnings to finance growth and development of its business and does not expect to pay any cash dividends in the foreseeable future. The Company's credit facility prohibits the payment of cash dividends on the Common Stock during the term of the current loan outstanding.

         Certain directors and affiliates of other directors purchased an aggregate of 750,000 shares of common stock at $8.00 per share in a private placement prior to our initial public offering in May 1999. These shares were purchased by TA Associates Group, Summit Partners, Bill King, Tom Black, Greg Thurman, Ken Keith and Carl Brasser. This transaction was deemed to be exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, as a transaction not involving a public offering. No other securities of the Company were sold during the year ended December 31, 1999 without registration under the Securities Act of 1933, as amended.

ITEM 6.  SELECTED FINANCIAL DATA.

         The following selected financial data below is derived from the audited consolidated financial statements of the Company and should be read in conjunction with those financial statements, including the related notes thereto. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                              YEAR ENDED DECEMBER 31,
                                                       (In thousand, except per share data)

                                                1999          1998        1997       1996        1995
                                              --------     ---------     -------    -------    --------
Statement of operations data:

Revenues                                      $ 57,558     $  50,805     $43,660    $33,988    $ 23,722

Operating income                                13,459         1,516      14,304      9,187       1,093

Income (loss) from operations before
   income taxes and extraordinary item           7,418        (2,046)     14,017      9,187       1,093

Income tax provision (benefit)                   1,645        (2,585)        743        582         129

Extraordinary item                                 418             0           0          0           0

Net income                                       5,355           539      13,274      8,605         964

Preferred stock dividends and accretion         (2,029)       (2,204)          0          0           0
                                              --------     ---------     -------    -------    --------

Net income (loss) available to common
  stockholders                                $  3,326     $  (1,665)    $13,274    $ 8,605    $    964
                                              ========     =========     =======    =======    ========

Earnings (loss) per common share (diluted)    $   0.16     $   (0.10)    $  0.65    $  0.42    $   0.05
                                              ========     =========     =======    =======    ========

BALANCE SHEET DATA (AT YEAR END):

Cash and cash equivalents                     $  5,953     $     285     $ 4,816    $ 6,391    $  1,986

Working capital (deficit)                        1,465        (7,834)      2,772      2,851        (550)

Total assets                                    39,210        31,596      20,995     16,386       5,466

Long-term debt, net of current portion          49,122        90,375       4,078        846           0

Redeemable convertible preferred stock               0        59,707           0          0           0

Total shareholders' equity (deficit)           (29,186)     (139,291)      8,643      8,128         937



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this 10-K.

OVERVIEW

         We are a leading provider of technology-driven solutions that address the problems faced by community banks in managing accounts receivable financing provided to their small business customers. Our solution to these problems is called Business Manager and is based on software, marketing services and online electronic transaction processing. One element of this solution is our proprietary software that enables our network of client banks to purchase accounts receivable from their small business customers. The banks then process, bill and track those receivables on an ongoing basis. As a major component of our solution, we work with client banks to design, implement and manage the sale of Business Manager accounts receivable financing services to their small business customers. We also give our client banks the option of outsourcing to us their application hosting and transaction processing through secure Internet connections, thereby allowing them to receive accounts receivable information and make funding decisions electronically.

         We generate revenues from three main sources:

         - royalties earned on client bank purchases of small business accounts receivable.

         -        software license fees from new client banks.

         - maintenance fees and other revenues, comprised primarily of fees received for insurance brokerage services, paper-based form sales, software maintenance, medical, leasing and processing services.

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

         Software license fees consist of two components: the license fee and customer training and support fee. These are one-time fees that we receive upon the initial licensing of our Business Manager program to a community bank. Our license agreements are executed with terms ranging from three to five years and are renewable for subsequent terms. We recognize revenues from the license fee at the time of initiation of the agreement and the customer training and support fee ratably over the twelve-month service period subsequent to signing the license agreement. Software license fees for new agreements range from approximately $5,000 to $156,000 and are generally based on the asset size of the client bank.

         Maintenance fees and other revenues include several ancillary products and services we provide to client banks. Annual software maintenance fees are generated from our client banks starting on the first anniversary date of the Business Manager license agreement and annually thereafter. These revenues are recognized ratably over a twelve month period beginning on the first anniversary date of the agreement. Additionally, since 1995, we have brokered, through our Private Business Insurance subsidiary, credit and fraud insurance products from a national insurance company. We earn fees based on a percentage of the premium that is paid to the insurance company. We also provide a standard set of forms that client banks may purchase and use in the normal course of administering the Business Manager program. Revenues related to these forms are recognized in the period that they are shipped to the client bank. We offer processing services to our client banks for an additional fee based on the volume of transactions processed through the system. We have also developed some industry focused applications for the medical and dental markets. In July of 1999, we introduced a new equipment leasing program for use by small business customers where we receive a one time license fee, an annual fee from the client bank and a fee from the leasing company based on a percentage of the cost of the equipment being leased by the small business customer.

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, the percentage relationship of the identified consolidated statement of operations items to total revenues.

                                            Year ended December 31,
                                           --------------------------
                                           1999      1998       1997
                                           -----     -----      -----
Revenues:

   Royalties                               85.1%     86.2%      88.1%

   Software license                         4.6       5.8        6.6

   Maintenance and other                   10.3       8.0        5.3
                                          -----     -----      -----
         Total revenues                   100.0     100.0      100.0

Operating expenses:

   General and administrative              27.2      26.4       27.1

   Selling and marketing                   46.2      40.3       36.3

   Research and development                 1.6       1.7        2.6

   Amortization                             1.3       0.9        0.4

   Other operating                          0.3       0.6        0.8

   Recapitalization charges                   0      27.1          0
                                          -----     -----      -----
         Total operating expenses          76.6      97.0       67.2

Operating income                           23.4       3.0       32.8

Other expenses:

   Interest expense                        10.5       6.7        0.3

   Minority interest                          0       0.3        0.3
                                          -----     -----      -----
         Total other expenses              10.5       7.0        0.7
                                          -----     -----      -----
Income (loss) before income taxes
  and extraordinary item                   12.9      (4.0)      32.1

Income tax provision (benefit)              2.9      (5.1)       1.7
                                          -----     -----      -----
Net income before extraordinary
  item                                     10.0       1.1       30.4

Extraordinary item                          0.7       0.0        0.0
                                          -----     -----      -----
Net income available to common
  shareholders                              9.3%      1.1%      30.4%
                                          =====     =====      =====

YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

         Royalties. Royalties increased $5.2 million, or 11.9%, to $49.0 million for the year ended December 31, 1999 compared to $43.8 million for the year ended December 31, 1998. The increase resulted from additional funding through the Business Manager program, which increased 8.9% to approximately $6.1 billion for the year ended December 31, 1999 compared to approximately $5.6 billion for the year ended December 31, 1998. The increase was primarily due to an increase in the average amount funded per bank client. As a percentage of total revenue, royalties decreased to 85.1% for the year ended December 31, 1999, from 86.2% for the year earlier period, primarily as a result of a greater increase in maintenance and other revenues during the same period.

         Software license. Software license fees decreased 9.6% to $2.7 million for the year ended December 31, 1999, compared to $2.9 million for the year ended December 31, 1998. The decrease was primarily due to a decrease in the number of new software license agreements entered into during 1999 compared to 1998. We believe that new software license agreements have decreased as a result of several contributing factors, including our focus on marketing more specifically to banks in targeted areas where we wish to penetrate the small business market, the fact that as we increase our penetration into a market, it becomes more difficult to add new license agreements from the smaller universe of potential bank clients and increased competition. Software license fees accounted for 4.6% of total revenues for the year ended December 31, 1999, compared to 5.8% for the year earlier period primarily as a result of the decrease in fees discussed above and more rapid growth of royalties and maintenance and other revenues.

         Maintenance and other. Maintenance and other revenues increased $1.8 million, or 45.3%, to $5.9 million for the year ended December 31, 1999 compared to $4.1 million for the year ended December 31, 1998. Insurance fees increased approximately $897,000, or 37.9%, to $3.3 million for the year ended December 31, 1999 compared to $2.4 million for 1998. This increase was primarily attributable to increased participation by client banks and small businesses in our credit and fraud insurance programs. Software maintenance fees increased 19.1% to approximately $525,000 in 1999 compared to approximately $441,000 in 1998 which reflected more banks completing their first anniversary of participation in the Business Manager program, as compared to the year ended December 31, 1998. Processing fees increased approximately $117,000 to $292,000 in 1999 from $175,000 in 1998. This increase resulted primarily from increased marketing of our processing capabilities which resulted in increased utilization of our processing services by our client banks. Equipment leasing fees, which began in 1999, generated approximately $232,000 in new fees compared to 1998 while other miscellaneous revenues increased 43.3% to $813,000 in 1999 from $568,000 in 1998. The increase in other miscellaneous revenue was primarily attributable to an increase in Medical processing fees of 513.6% to approximately $312,000 in 1999 compared to $51,000 in 1998. This increase was a result of more focus during 1999 on the medical and dental industry. As a percentage of total revenues, maintenance and other revenue increased to 10.3% for the year ended December 31, 1999, from 8.0% for the year ended December 31, 1998.

         Total revenues. As a result of the foregoing revenue categories, total revenues increased 13.3% to $57.6 million for the year ended December 31, 1999, compared to $50.8 million for the year ended December 31, 1998.

         General and administrative. General and administrative expenses increased 16.8% to $15.6 million for the year ended December 31, 1999, compared to $13.4 million for the year ended December 31, 1998. General and administrative expenses include the cost of our executive, finance, human resources, information services, support services, administrative functions and general operations. The increase was primarily due to certain administrative expenses, particularly salaries and benefits, telephone and depreciation, increasing due to the hiring of additional employees to support our expanding client base and our purchase of new computer hardware and software products. In 1999, we also no longer performed management and administrative functions for certain related parties where a management fee was charged and netted against general and administrative expenses. As a percentage of total revenues, general and administrative expenses increased 0.8% to 27.2% for the year ended December 31, 1999 from 26.4% for the year ended December 31, 1998.

         Selling and marketing. Selling and marketing expenses increased 29.8% to $26.6 million for the year ended December 31, 1999, compared to $20.5 million for the year ended December 31, 1998. Selling and marketing expenses include cost of wages and commissions paid to our dedicated business development and bank sales force, travel costs of the dedicated sales force, recruiting for new sales and marketing personnel and marketing fees associated with direct and telemarketing programs. The increase was primarily due to the hiring of additional sales staff and additional marketing programs provided to client banks. As a percentage of total revenues, selling and marketing expenses increased 5.9% to 46.2% for the year ended December 31, 1999, compared to 40.3% for the year ended December 31, 1998.

         Research and development. Research and development expenses increased 7.1% to $923,000 for the year ended December 31, 1999, compared to $862,000 for the previous year ended December 31, 1998. These costs include the direct costs associated with developing new versions of the Business Manger system. As a percentage of total revenues, research and development expenses decreased to 1.6% for the year ended December 31, 1999 from 1.7% for the year ended December 31, 1998.

         Amortization. Amortization expenses increased 67.9% to $744,000 for the year ended December 31, 1999, compared to $443,000 for the previous year. These expenses include the cost of amortizing intangible assets including trademarks and the associated costs of goodwill and debt issuance costs related to our recapitalization in 1998. The increase is primarily due to amortizing an entire year of goodwill and debt issuance costs in 1999 compared to a partial year in 1998 since the recapitalization was completed in August of 1998.

         Other operating expenses. Other operating expenses include property taxes and other miscellaneous costs associated with providing support and services to our client banks. Other operating expenses decreased $126,000 for the year ended December 31, 1999 to approximately $186,000.

         Recapitalization expenses. Recapitalization expenses represented a series of transactions in August 1998 which effectively resulted in a recapitalization of the Company. The one-time charge consisted of a special one-time bonus to employees, investment banking, and legal and accounting fees.

         Operating income. As a result of the above factors, our operating income increased 787.8% to $13.5 million for the year ended December 31, 1999, compared to $1.5 million for the previous year period. The 1998 operating income included the $13.8 million one-time recapitalization charge.

         Interest expense. Interest expense increased $2.6 million to $6.0 million for the year ended December 31, 1999, compared to $3.4 million in 1998. The increase was primarily due to $95 million of new long-term debt incurred in connection with our recapitalization transaction in August 1998. In May 1999, we completed our IPO and private placement and used approximately $38.4 million of the proceeds to reduce long-term debt.

         Minority interest. Minority interest consisted of the share of earnings of Private Business Insurance allocated to its minority shareholders. Concurrent with the closing of the recapitalization transaction completed in August 1998, we purchased the minority interest in Private Business Insurance; therefore, no minority interest was incurred during 1999.

         Income tax provision. The income tax provision was $1.6 million for the year ended December 31, 1999, compared to a tax benefit of $2.6 million for the year ended December 31, 1998. This change was a result of our conversion from an S Corporation to a C Corporation during 1998. The 1998 tax benefit consisted of a benefit recorded at the time of conversion of $1.1 million and a benefit of $2.0 million for the net operating loss incurred during the C Corporation period in 1998 offset by a state income tax provision of $451,000 during the 1998 S Corporation period. The 1999 tax provision includes a $1.3 million tax benefit accruing to the C Corporation based on the final 1998 S Corporation tax return filed in 1999. This benefit has been recognized as additional equity that the S Corporation stockholders contributed to the C Corporation.

         Extraordinary item. The extraordinary item represents the after tax write-off of a portion of the unamortized debt issuance costs in the amount of $418,000 as a result of paying down approximately $38.4 million in long-term debt using proceeds from our IPO and private placement in May 1999 and cash from operations.

YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

         Royalties. Royalties increased 13.9% to $43.8 million for the year ended December 31, 1998, compared to $38.5 million for the year ended December 31, 1997. This increase resulted from larger amounts of receivables purchased through Business Manager, partially offset by a decrease in the average fee per receivable charged by our client banks to their small business customers, of which we receive a percentage. The decrease in the average fee is primarily due to an increase in the average size of the receivables portfolio purchased by our client banks. Receivables purchased by our client banks increased 21.7% to approximately $5.6 billion for the year ended December 31, 1998, compared to approximately $4.6 billion for the year ended December 31, 1997. As a percentage of total revenues, royalties decreased to 86.2% for the year ended December 31, 1998, from 88.1% for the year ended December 31, 1997, primarily due to a greater increase in maintenance and other revenues during the same period.

         Software license. Software license fees increased 2.1% to $2.9 million for the year ended December 31, 1998, compared to $2.9 million for the year ended December 31, 1997. This slight increase was primarily due to larger average fees paid with the execution of new license agreements, partially offset by a decrease in the number of new license agreements entered into in 1998. The decrease in the number of new software license agreements reflects a number of contributing factors, including our recent focus on marketing more specifically to banks in targeted areas where we wish to better penetrate the small business market, the fact that as we increase our market penetration it becomes more difficult to add new license agreements from the smaller universe of potential bank clients and increased competition. The average fee increased in 1998 to $17,400 from $13,500 in 1997. Software license fees accounted for 5.8% of total revenues for the year ended December 31, 1998, compared to 6.6% for the year ended December 31, 1997. This decrease is primarily due to more rapid growth of royalties and maintenance and other revenues.

         Maintenance and other. Maintenance and other fees increased 74.9% to $4.1 million for the year ended December 31, 1998, compared to $2.3 million for the year ended December 31, 1997. Insurance fees increased 151.0% to $2.4 million for the year ended December 31, 1998, compared to $943,000 for the year ended December 31, 1997. This increase primarily resulted from increased participation of client banks and small businesses in our credit and fraud insurance programs. Revenues from the sale of forms to client banks decreased 13.7% to $515,000 for year ended December 31, 1998, compared to $597,000 for the year ended December 31, 1997. This decrease resulted from our client banks utilizing their own business forms. Software maintenance fees, which were initially introduced as part of our standard license agreement in 1995, increased 57.4% to $441,000 for the year ended December 31, 1998, compared to $280,000 for the year ended December 31, 1997. This increase resulted from more client banks completing their first anniversary of participation in the Business Manager program as compared to the year ended December 31, 1997. Processing fees increased by $160,000 to $176,000 for the year ended December 31, 1998, compared to $16,000 for the year ended December 31, 1997. This increase resulted from increased marketing of our processing capabilities and a significant increase in the utilization of our processing services by our client banks. Other miscellaneous revenues increased 15.9% to $568,000 for the year ended December 31, 1998, from $490,000 for the year ended December 31, 1997. As a percentage of total revenues, maintenance and other revenues increased to 8.0% for the year ended December 31, 1998, from 5.3% for the year ended December 31, 1997.

         Total revenues. As a result of changes in the foregoing revenue categories, total revenues increased 16.3% to $50.8 million for the year ended December 31, 1998, compared to $43.7 million for the year ended December 31, 1997.

         General and administrative. General and administrative expenses increased 13.2% to $13.4 million for the year ended December 31, 1998, compared to $11.8 million for the year ended December 31, 1997. This increase was primarily due to the hiring of 54 additional employees to support our expanding client base, projected growth and new product initiatives. General and administrative expenses as a percentage of total revenues decreased to 26.4% for the year ended December 31, 1998 from 27.1% for the year ended December 31, 1997.

         Selling and marketing. Selling and marketing expenses increased 29.2% to $20.5 million for the year ended December 31, 1998, compared to $15.9 million for the year ended December 31, 1997. This increase was primarily due to the hiring of 31 additional business development sales personnel, additional marketing programs and additional travel expenses associated with our expanded marketing efforts. The increases in sales personnel and marketing programs are primarily to expand our efforts to market Business Manager to small business customers in our existing client banks' markets. Additionally, we have expanded our efforts to market to client banks our outsourcing of the processing function. Selling and marketing expenses as a percentage of total revenues increased to 40.3% for the year ended December 31, 1998 from 36.3% for the year ended December 31, 1997.

         Research and development. Research and development expenses decreased 23.3% to $862,000 for the year ended December 31, 1998, compared to $1.1 million for the year ended December 31, 1997. This decrease reflects the reassignment of employees previously dedicated to software development. This reassignment resulted from the expansion of our electronic commerce and processing services. Research and development expenses as a percentage of total revenues decreased to 1.7% for the year ended December 31, 1998 from 2.6% for the year ended December 31, 1997.

         Amortization. Amortization expenses include the cost of amortizing intangible assets, including trademarks and the associated costs of goodwill and debt issuance costs related to our recapitalization in 1998. Amortization increased 134.6% to $443,000 for the year ended December 31, 1998, compared to $189,000 for the year ended December 31, 1997. The increase is primarily related to $5.7 million of goodwill and debt issuance costs associated with our recapitalization transaction completed in August 1998.

         Other operating expenses. Other operating expenses include property taxes and other miscellaneous costs associated with providing support and services to our client banks. Other operating expenses remained relatively constant at $312,000 for the year ended December 31, 1998, compared to $340,000 for the year ended December 31, 1997.

         Recapitalization charges. Recapitalization charges were $13.8 million for the year ended December 31, 1998. These expenses consisted of special one time bonuses totaling $10.0 million to employees and $3.8 million of transaction related fees, including investment banking, legal and accounting fees. As a group, our officers received approximately $7.9 million of the special one-time bonus.

         Operating income. As a result of the above factors, our operating income decreased 89.4% to $1.5 million for the year ended December 31, 1998, compared to $14.3 million for the year ended December 31, 1997. Excluding recapitalization charges of $13.8 million, operating income would have been $15.3 million for the year ended December 31, 1998, representing an increase of 6.9% over the comparable prior year period.

         Interest expense. Interest expense increased $3.3 million to $3.4 million for the year ended December 31, 1998, from $146,000 for the year ended December 31, 1997. This increase was primarily due to $95.0 million of new long-term debt incurred in connection with our recapitalization transaction completed in August 1998.

         Minority interest. Minority interest increased $17,000 to $158,000 for the year ended December 31, 1998, from $140,000 for the year ended December 31, 1997. Minority interest consists of the share of the earnings of Private Business Insurance allocated to its minority stockholders. Concurrent with the closing of the recapitalization transaction completed in August 1998, we purchased the minority interest in Private Business Insurance.

         Income tax provision (benefit). The income tax benefit was $2.6 million for the year ended December 31, 1998 compared to a tax provision of $743,000 for the year ended December 31, 1997. This change is a result of our conversion from an S Corporation to a C Corporation during 1998. In 1997, the entire tax provision was for state income taxes, whereas in 1998, the tax benefit consisted of a benefit recorded at the time of conversion of $1.1 million and a benefit of $2.0 million for the net operating loss incurred during the C Corporation period in 1998 offset by a state income tax provision of $451,000 during the 1998
S Corporation period.

LIQUIDITY AND CAPITAL RESOURCES

         Our primary sources of capital have historically been cash provided by operations and investment from stockholders. During 1999 our operating activities provided cash of $7.3 million while we expended $3.0 million in cash for investing activities primarily for purchases of furniture, fixtures, equipment and software development. Cash provided by financing activities totaled $1.4 million for 1999, which consisted of the proceeds from our IPO and private placement sale of common stock and credit facility partially offset by repayments of long-term debt.

         On May 26, 1999 we completed our IPO and private placement of our common stock. We issued 5,002,500 shares in the IPO and 750,000 shares in the private placement at an offering price of $8.00 per share. As a result of the IPO, all preferred stock and accrued dividends on the preferred stock was converted into common shares. The net proceeds of approximately $42.2 million were used to pay down a portion of the term loans and revolver under our credit facility.

         In April of 1999, we entered into an agreement to sell a plot of land for $1.4 million, consisting of a note receivable of approximately $1.0 million and $400,000 in cash, adjacent to our headquarters in a sale-lease back transaction. A building is currently under construction which will house our new Technology and Business Service Center. The actual sale of the land will be recorded upon the completion of the construction project which is expected to be May 2000. We incurred capital expenditures of $3.1 million and $1.9 million for 1999 and 1998, respectively, primarily for computer hardware and software products. We currently estimate that total capital expenditures for 2000 will be approximately $8.0 million of which approximately $4.5 million is directly related to leasehold improvements to our new Technology and Business Service Center.

         Our credit facility includes term loans with current balances of $21.3 million and $32.1 million, and also provides for a revolving line of credit in the amount of $15.0 million, including a $3.0 million sublimit for swing line advances and a $2.0 million sublimit for standby letters of credit. The credit facility bears interest in accordance with a grid pricing formula based on the achievement of various financial ratios. The formula calls for advances to bear interest ranging from 1.00% to 2.50% above prime rate or 2.25% to 3.75% above the Eurodollar rate. The facility also includes a provision requiring early payment on the term loans if we have excess cash, as defined in the credit agreement, on hand at year end. Any required early payments for a fiscal year are included in the current portion of long term debt on the consolidated year-end balance sheet and must be paid during the next fiscal year.

         The $21.3 million loan is generally repayable in quarterly installments which increase annually from $590,000 beginning December 31, 1999 to $1.5 million beginning December 31, 2003 until maturity (August 7, 2004). The $32.1 million loan is repayable in equal quarterly installments of $74,000 until December 31, 2004, at which time the required quarterly payments increase to $3.3 million until December 31, 2005 and $4.4 million until maturity (August 7,
2006). The revolver bears an annual commitment fee and matures August 7, 2004. As of December 31, 1999, we had $21.3 million outstanding at 9.44%, $32.1 million outstanding at 9.94%, and no outstanding letters of credit.

         The credit facility is secured by a pledge of all of our assets and imposes financial covenants and requirements on us and contains limitations on our ability to sell material assets, redeem capital stock and pay cash dividends, among other actions.

         As of December 31, 1999, we had working capital of approximately $1.5 million compared to a working capital deficit of approximately $7.8 million as of December 31, 1998. The change in working capital resulted primarily from decreases in accrued liabilities and dividends payable and increases in cash and accounts receivable. We believe that the existing cash available and future operating cash flows will be sufficient to meet our working capital, debt service and capital expenditure requirements for the next twelve months.

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

RECENT ACCOUNTING PRONOUNCEMENT

         In June 1998, the Financial Accounting Standards Board issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), effective, as amended, for fiscal years beginning after June 15, 2000. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities. It requires all derivatives to be recognized in the statements of financial position and to be measured at fair value. The Company anticipates to adopt the provisions of SFAS No. 133 effective January 1, 2001 and is continuing to determine the effect of SFAS No. 133 on its financial statements.

SEASONALITY

We have generally realized lower revenues and income in the first quarter and, to a lesser extent, in the second quarter of the year. We believe that this is primarily due to a general slowdown in economic activity following the fourth quarter's holiday season and more specifically a decrease in purchased receivables by our client banks. Therefore, we believe that period-to-period comparisons of our operating results are not necessarily meaningful and that such comparison cannot be relied upon as indicators of our future performance. Due to the relatively fixed nature of costs such as personnel, facilities and equipment costs, a revenue decline in a quarter will typically result in lower profitability for that quarter.

INFLATION

         We do not believe that inflation has had a material effect on our results of operation. There can be no assurance, however, that our business will not be affected by inflation in the future.

NOTE REGARDING FORWARD LOOKING INFORMATION

         This report contains several "forward-looking statements" concerning our operations, prospects, strategies and financial condition, including our future economic performance, intent, plans and objectives, and the likelihood of success in developing and expanding our business. These statements are based upon a number of assumptions and estimates which are subject to significant uncertainties, many of which are beyond our control. Words such as "may," "would," "could," "will," "expect," "anticipate," "believe," "intend," "plan," and "estimate" are meant to identify such forward-looking statements. Actual results may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially are discussed in "Business - Risk Factors" and elsewhere in this Report on Form 10-K, and include, among other factors, the timely development and market acceptance of products and technologies and competitive market conditions.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

          We are subject to market risk from exposure to changes in interest rates based on our financing and cash management activities. Our exposure relates primarily to our long-term debt obligations which expire in 2004 and 2006. In the event that interest rates associated with these debt obligations were to increase 100 basis points, the impact on future cash flows would be approximately $534,000.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         Financial statements are contained on pages F-1 through F-20 of this Report.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
               ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         Information concerning directors and executive officers of the Company is incorporated by reference to the Company's definitive proxy statement (the "Proxy Statement") for the annual meeting of the stockholders to be held on June 1, 2000.

ITEM 11.  EXECUTIVE COMPENSATION.

         Executive compensation information is incorporated by reference to the Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Security ownership of certain beneficial owners and management information is incorporated by reference to the Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information concerning relationships and related transactions of the Company is incorporated by reference to the Proxy Statement.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

         Financial statements and schedules of the Company and its subsidiaries required to be included in Part II, Item 8 are listed below.

FINANCIAL STATEMENTS

Report of Independent Public Accountants

Consolidated Balance Sheets as of December 31, 1999 and 1998

Consolidated Statements of Operations for the years ended December 31, 1999, 1998 and 1997

Consolidated Statements of Stockholders' Equity for the years ended December 31, 1999, 1998 and 1997

Consolidated Statements of Cash Flows for the years
         December 31, 1999, 1998 and 1997

Notes to Consolidated Financial Statements

FINANCIAL STATEMENT SCHEDULES

Report of Independent Public Accountants

Schedule II - Valuation and Qualifying Accounts

No other schedules are required or are applicable

EXHIBITS

         The Exhibits filed as part of the Report on Form 10-K are listed in the Index to Exhibits immediately following the signature page.

REPORTS ON FORM 8-K DURING THE LAST QUARTER OF THE YEAR ENDED DECEMBER 31, 1999

         On November 1, 1999 the Company reported on Form 8-K that it had hired Kevin M. McNamara as its Chief Executive Officer and that Jerry L. Cover would remain with the Company as its President.

                          INDEX TO FINANCIAL STATEMENTS

Report of Independent Public Accountants..................................................................   F-2

Consolidated Balance Sheets as of December 31, 1999 and 1998..............................................   F-3

Consolidated Statements of Operations for the years ended December 31, 1999, 1998 and 1997................   F-4

Consolidated Statements of Stockholders' Equity for the years ended December 31, 1999, 1998 and 1997......   F-5

Consolidated Statements of Cash Flows for the years December 31, 1999, 1998 and 1997......................   F-6

Notes to Consolidated Financial Statements................................................................   F-7

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Private Business, Inc.:

         We have audited the accompanying consolidated balance sheets of PRIVATE BUSINESS, INC. (a Tennessee Corporation) and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Private Business, Inc. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States.

                                       ARTHUR ANDERSEN LLP

Nashville, Tennessee
February 14, 2000

                     PRIVATE BUSINESS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1999 AND 1998

                                                                      1999          1998
                                                                      ----          ----
                                                                    (DOLLARS IN THOUSANDS)
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents ...................................    $  5,953     $     285
   Restricted cash .............................................       5,240             0
   Accounts receivable--trade, net of allowance for doubtful
      accounts of $87 and $60, respectively ....................       6,883         5,527
   Accounts receivable--other ..................................          90           152
   Deferred tax asset ..........................................         979         1,104
   Other current assets ........................................       1,594           903
                                                                    --------     ---------
          Total current assets .................................      20,739         7,971
                                                                    --------     ---------

PROPERTY AND EQUIPMENT, NET ....................................      11,875        10,456

OTHER ASSETS:
   Restricted cash .............................................           0         5,000
   Note receivable .............................................           0             7
   Software development costs, net .............................         401           309
   Deferred tax asset ..........................................         715         1,932
   Intangible and other assets, net ............................       5,480         5,921
                                                                    --------     ---------
          Total other assets ...................................       6,596        13,169
                                                                    --------     ---------
          Total assets .........................................    $ 39,210     $  31,596
                                                                    ========     =========
LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
   Accounts payable ............................................    $  3,077     $   2,449
   Accrued liabilities .........................................       4,831         5,754
   Dividends payable ...........................................           0         2,175
   Deferred revenue ............................................       1,895         1,677
   Current portion of long-term debt ...........................       4,231         3,750
   Other payable ...............................................       5,240             0
                                                                    --------     ---------
          Total current liabilities ............................      19,274        15,805
                                                                    --------     ---------
OTHER LONG-TERM PAYABLE ........................................           0         5,000
LONG-TERM DEBT, net of current portion .........................      49,122        90,375
                                                                    --------     ---------
          Total liabilities ....................................      68,396       111,180
                                                                    --------     ---------
COMMITMENTS AND CONTINGENCIES
REDEEMABLE PREFERRED STOCK, Series A Convertible, no par value;
    5,624,404 authorized, issued and outstanding in 1998 .......           0        59,707
STOCKHOLDERS' DEFICIT:
   Common stock, no par value; 100,000,000 and 23,920,910 shares authorized and 27,393,148 and 10,128,056 shares issued and
      outstanding, respectively ................................           0             0
   Additional paid-in capital ..................................     (22,706)     (130,798)
   Accumulated deficit .........................................      (6,480)       (8,493)
                                                                    --------     ---------
          Total stockholders' deficit ..........................     (29,186)     (139,291)
                                                                    --------     ---------
          Total liabilities and stockholders' equity ...........    $ 39,210     $  31,596
                                                                    ========     =========


           The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                     PRIVATE BUSINESS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


(in thousands, except per share data)                              1999         1998        1997
--------------------------------------------------------------------------------------------------
REVENUES:
   Royalties ................................................    $ 48,987     $ 43,793     $38,450
   Software license .........................................       2,665        2,947       2,886
   Maintenance and other ....................................       5,906        4,065       2,325
                                                                 --------     --------     -------
          Total revenues ....................................      57,558       50,805      43,661
                                                                 --------     --------     -------
OPERATING EXPENSES:
   General and administrative ...............................      15,643       13,397      11,835
   Selling and marketing ....................................      26,603       20,494      15,868
   Research and development .................................         923          862       1,125
   Amortization .............................................         744          443         189
   Other operating ..........................................         186          312         340
   Recapitalization charges .................................           0       13,781           0
                                                                 --------     --------     -------
          Total operating expenses ..........................      44,099       49,289      29,357
                                                                 --------     --------     -------
OPERATING INCOME ............................................      13,459        1,516      14,304
OTHER EXPENSES:
   Interest expense .........................................       6,041        3,405         147
   Minority interest ........................................           0          157         140
                                                                 --------     --------     -------
          Total other expenses ..............................       6,041        3,562         287
                                                                 --------     --------     -------
INCOME (LOSS) BEFORE INCOME TAXES AND
   EXTRAORDINARY ITEM .......................................       7,418       (2,046)     14,017
Income tax provision (benefit) ..............................       1,645       (2,585)        743
                                                                 --------     --------     -------
INCOME BEFORE EXTRAORDINARY ITEM ............................       5,773          539      13,274
Extraordinary item, loss on write-off of debt issuance costs,
   net of income taxes of $256 ..............................         418            0           0
                                                                 --------     --------     -------
NET INCOME ..................................................       5,355          539      13,274
Preferred stock dividends and accretion .....................      (2,029)      (2,204)          0
                                                                 --------     --------     -------
NET INCOME (LOSS) AVAILABLE TO COMMON
   STOCKHOLDERS .............................................    $  3,326     $ (1,665)    $13,274
                                                                 ========     ========     =======
EARNINGS (LOSS) PER SHARE:
   Basic ....................................................    $   0.16     $  (0.10)    $  0.66
                                                                 ========     ========     =======
   Diluted ..................................................    $   0.16     $  (0.10)    $  0.65
                                                                 ========     ========     =======
PRO FORMA INFORMATION ASSUMING CONVERSION
   TO C CORP (Note 12):
   Net income (loss) available to common
      stockholders ..........................................                 $ (5,117)    $ 8,540
                                                                              ========     =======
   Basic ....................................................                 $  (0.32)    $  0.43
                                                                              ========     =======
   Diluted ..................................................                 $  (0.32)    $  0.42
                                                                              ========     =======


           The accompanying notes to consolidated financial statements are an integral part of these statements.

                     PRIVATE BUSINESS, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                                                                RETAINED
                                                                                ADDITIONAL      EARNINGS
                                                                  COMMON         PAID-IN      (ACCUMULATED
(IN THOUSANDS)                                                     STOCK         CAPITAL        DEFICIT)         TOTAL
------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1996 .................................       20,056       $   1,190       $  6,938       $   8,128
     1997 net income .......................................            0               0         13,274          13,274
     Common stock dividends ................................            0               0        (12,759)        (12,759)
                                                                  -------       ---------       --------       ---------

Balance, December 31, 1997 .................................       20,056           1,190          7,453           8,643
     Net income through August 7, 1998 .....................            0               0          6,828           6,828
     Common stock dividends ................................            0               0         (7,776)         (7,776)
     Payments to common stockholders in recapitalization ...       (9,928)       (131,988)        (6,505)       (138,493)
     Preferred stock dividends .............................            0               0         (2,175)         (2,175)
     Comprehensive loss:
        1998 net loss for C Corp period ....................            0               0         (6,289)         (6,289)
        Accretion on Preferred Stock .......................            0               0            (29)            (29)
                                                                                                --------       ---------
                                                                                                  (6,318)         (6,318)
                                                                  -------       ---------       --------       ---------

Balance, December 31, 1998 .................................       10,128        (130,798)        (8,493)       (139,291)
     Preferred stock dividends .............................            0               0         (2,012)         (2,012)
     Issuance of stock .....................................        6,016          42,468              0          42,468
     Conversion of preferred stock .........................       11,249          63,911              0          63,911
     Tax benefit of exercise of non-qualified stock options             0             400              0             400
     Equity contributed by former S Corp stockholders .....             0           1,313         (1,313)              0
     Comprehensive income:
        1999 net income ....................................            0               0          5,355           5,355
        Accretion on preferred stock .......................            0               0            (17)            (17)
                                                                                                --------       ---------
                                                                                                   5,338           5,338
                                                                  -------       ---------       --------       ---------

Balance, December 31, 1999 .................................       27,393       $ (22,706)      $ (6,480)      $ (29,186)
                                                                  =======       =========       ========       =========


           The accompanying notes to consolidated financial statements are an integral part of these statements.

                     PRIVATE BUSINESS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

(in thousands)                                                          1999          1998          1997
----------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income ........................................................    $  5,355     $     539     $ 13,274
Adjustments to reconcile net income to net cash
   provided by operating activities:
   Write-off of debt issuance costs ...............................         674             0            0
   Depreciation and amortization ..................................       2,384         1,605          910
   Bad debt expense ...............................................          27             0           60
   Deferred taxes .................................................       1,342        (3,036)           0
   Minority interest ..............................................           0           157          140
   Changes in assets and liabilities:
      Accounts receivable .........................................      (1,321)         (123)      (2,309)
      Other current assets ........................................        (291)         (369)          31
      Other noncurrent assets .....................................        (452)       (1,852)          (3)
      Accounts payable ............................................         628         1,079         (859)
      Accrued liabilities .........................................      (1,314)          936        1,005
      Deferred revenue ............................................         218          (162)         469
                                                                       --------     ---------     --------
           Net cash provided by (used in) operating activities ....       7,250        (1,226)      12,718
                                                                       --------     ---------     --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property and equipment ............................      (3,107)       (1,938)      (4,644)
   Software development costs .....................................        (298)         (229)        (285)
   Proceeds from sale of equipment ................................           0             0           38
   Acquisition of minority interest ...............................           0        (4,500)           0
   Payments received on notes receivable ..........................           7            12           18
   Proceeds received from sale of land ............................         391             0            0
                                                                       --------     ---------     --------
           Net cash used in investing activities ..................      (3,007)       (6,655)      (4,873)
                                                                       --------     ---------     --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from long-term debt issuance ..........................           0        95,000        3,339
   Repayments on note payable .....................................           0        (4,184)           0
   Repayments on long-term debt ...................................      (2,623)         (875)           0
   Early extinguishment of debt, net ..............................     (38,420)            0            0
   Proceeds from sale of preferred stock, net .....................           0        59,678            0
   Payments to common stockholders in recapitalization ............           0      (138,493)           0
   Proceeds from sale of common stock, net ........................      42,204             0            0
   Proceeds from exercise of employee stock options ...............         264             0            0
   Dividends on common stock ......................................           0        (7,776)     (12,759)
                                                                       --------     ---------     --------
           Net cash provided by (used in) financing activities ....       1,425         3,350       (9,420)
                                                                       --------     ---------     --------
NET INCREASE (DECREASE) IN CASH ...................................       5,668        (4,531)      (1,575)
CASH AND CASH EQUIVALENTS at beginning of year ....................         285         4,816        6,391
                                                                       --------     ---------     --------
CASH AND CASH EQUIVALENTS at end of year ..........................    $  5,953     $     285     $  4,816
                                                                       ========     =========     ========
SUPPLEMENTAL CASH FLOW INFORMATION:
   Cash payments for income taxes during period ...................    $    250     $     852     $    762
                                                                       ========     =========     ========
   Cash payments of interest during period ........................    $  5,989     $   3,405     $    195
                                                                       ========     =========     ========
SUPPLEMENTAL NONCASH DISCLOSURES:
   Dividends accrued on preferred stock ...........................    $  2,012     $   2,175     $      0
                                                                       ========     =========     ========
   Preferred stock and accrued dividends conversion to common stock    $ 63,911     $       0     $      0
                                                                       ========     =========     ========


           The accompanying notes to consolidated financial statements are an integral part of these statements.

                     PRIVATE BUSINESS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998

1.  ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

     Private Business, Inc. (the "Company") was incorporated under the laws of the state of Tennessee on December 26, 1990 for the purpose of developing, marketing and servicing a software package to be used by financial institutions to purchase and manage small business receivables. The Company operates primarily in the United States and its customers consist of banks of various sizes, primarily community banks. During 1998, the Company purchased the minority interests in three majority owned subsidiaries, Private Business Insurance, Inc. ("Insurance"), Private Business Processing, Inc. ("Processing") and Private Business Capital, Inc. ("Capital"). Insurance brokers credit and fraud insurance, which is underwritten through a third party, to its customers. Processing performs the outsourced Business Manager functions for various client banks and Capital markets the Business Manager accounts receivable financing solution directly to small businesses.

     The market for the Company's services, which is concentrated in the banking industry, is characterized by risk and uncertainty as a result of the Company's reliance on one product to generate substantially all of the Company's revenues, increasing number of competitors and alternative products available and the rapid consolidations in the banking industry. Consequently, the Company is exposed to a high degree of concentration risk relative to the banking industry environment and its limited product offerings.

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. The Company records minority interest in earnings to the extent of earnings allocable to minority interests and minority interests in losses to the extent minority interests capital exists. As mentioned above, all minority interests in subsidiaries were purchased by the Company during 1998. All significant intercompany transactions and balances have been eliminated.

CASH AND CASH EQUIVALENTS

     The Company considers all highly liquid debt instruments with an original maturity of three months or less to be cash equivalents.

RESTRICTED CASH

     In connection with the purchase of the treasury stock by the Company during 1998, the Company is required to maintain cash in escrow for payment to the buyers of the convertible preferred stock if claims arise in connection with the purchase and to the sellers of the treasury shares to the extent the escrow is not subject to such claims. The cash is held in escrow until the 30th day following the delivery of the Company's 1999 audited financial statements to the purchasers. The restricted cash balance is offset by a payable to either the buyers of the convertible preferred stock, if so claimed, or to the sellers of the treasury stock when the escrow agreement terminates.

PROPERTY AND EQUIPMENT

     Property and equipment are recorded at cost. Depreciation is calculated using an accelerated method over 39 years for buildings, 5 to 10 years for equipment, 3 years for software and the life of the lease for all leasehold improvements. Expenditures for maintenance and repairs are charged to expense as incurred, whereas expenditures for renewals and betterments are capitalized.

SOFTWARE DEVELOPMENT COSTS

     Development costs incurred in the research and development of new software products and enhancements to existing software products are expensed as incurred until technological feasibility has been established. After such time, any additional costs are capitalized in accordance with Statement of Financial Accounting Standards ("SFAS") No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed. Capitalized software development costs are amortized on a straight-line basis over three years.

INTANGIBLE AND OTHER ASSETS

     Intangible and other assets consist primarily of the excess of purchase price over the fair value of the identifiable assets acquired for the minority share of Insurance purchased during 1998 and debt issuance costs associated with the bank debt acquired during 1998. The excess of the purchase price over the fair value of unidentifiable assets acquired (goodwill) is being amortized on a straight-line basis over a period of 20 years. Debt issuance costs are being amortized on a straight-line basis over the respective terms of the bank loans.

REVENUE RECOGNITION

     The Company accounts for software revenues in accordance with the American Institute of Certified Public Accountants' Statement of Position 97-2, Software Revenue Recognition ("SOP 97-2"). Further, the Company has adopted the provisions of SOP 98-9 Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions, which supercedes and clarifies certain provisions of SOP 97-2.

  Software Licenses

     The Company licenses its software under automatically renewing agreements, which allows the licensees use of the software for the term of the agreement and each renewal period. The fee charged for this license is specifically stated in the contract and is not inclusive of any postcontract customer support. The agreement does not allow for cancellation during the term of the agreement; therefore, the entire fee is non-refundable and is recognized at the time a contract is signed and executed and the software has been mailed.

     The original license agreement also includes a fee for postcontract customer support ("PCS"), which must be renewed annually. This fee covers all customer training costs, marketing assistance, phone support, and any and all software enhancements and upgrades. The Company defers the entire amount of this fee and recognizes it over the twelve-month period in which the PCS services are provided.

  Royalties

     The Company's license agreements are structured in a manner that provides for a continuing royalty to be paid for all receivables purchased by customers. These royalties are recognized as earned based on the volume of receivables purchased by customers.

  Maintenance and Other

     Maintenance revenue is deferred and recognized over the period in which PCS services are provided. Insurance's, Processing's, Capital's and other revenues are recognized as the services are performed.

INCOME TAXES

     During 1997 and through August 7, 1998, the Company was an S Corporation, which resulted in all federal tax liability flowing through to the stockholders. On August 7, 1998, the Company converted to a C Corporation, therefore income earned from that date through December 31, 1998 is subject to federal income taxes. The income tax provisions recorded in 1997 and through August 7, 1998 in the accompanying financial statements are for state income taxes.

     The Company accounts for income taxes under SFAS No. 109, Accounting for Income Taxes. Under the asset and liability method of SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the fiscal years in which those temporary differences are expected to be recovered or settled. Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

CONCENTRATION OF REVENUES

     Substantially all of the Company's revenues are generated from financial institutions that in turn provide cash management services to small and medium size operations.

PER SHARE DATA

     The Company applies the provisions of SFAS No. 128 ("SFAS 128"), Earnings per Share, which establishes standards for both the computing and presentation of basic and diluted EPS on the face of the statement of operations. Basic earnings per share have been computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during each year presented. Diluted earnings per common share have been computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding plus the dilutive effect of options outstanding during the applicable periods.

FAIR VALUE OF FINANCIAL INSTRUMENTS

     To meet the reporting requirements of SFAS No. 107, Disclosures About Fair Value of Financial Instruments, the Company calculates the fair value of financial instruments at quoted market prices. At December 31, 1999 and 1998, there were no material differences in the book values of the Company's financial instruments and their related fair values.

LONG-LIVED ASSETS

     The Company applies the provisions of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of, to periodically evaluate the carrying value of its properties and other long-lived assets in relation to the future undiscounted cash flows of the related assets in order to assess recoverability.

COMPREHENSIVE INCOME

     During 1998, the Company adopted SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 requires that the changes in the amounts of certain items, including gains and losses on certain securities, be shown in the financial statements. The Company adopted the provisions of SFAS No. 130 on January 1, 1998.

SEGMENT DISCLOSURES

     During 1998, the Company adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 establishes standards for the method that business enterprises report information about operating segments in annual and interim financial statements. SFAS No. 131 also establishes standards for related disclosures about products and services, geographic area and major customers. The Company operates in one industry segment, banking services, and accordingly, the adoption of SFAS No. 131 had no impact on the Company's financial statement disclosures.

USE OF ESTIMATES

     The preparation of financial statements in accordance with auditing standards generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

RECENT ACCOUNTING PRONOUNCEMENT

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), effective, as amended, for fiscal years beginning after June 15, 2000. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities. It requires all derivatives to be recognized in the statements of financial position and to be measured at fair value. The Company anticipates to adopt the provisions of SFAS No. 133 effective January 1, 2001 and is continuing to determine the effect of SFAS No. 133 on its financial statements.

2.  RECAPITALIZATION

     On August 7, 1998, the Company completed a series of transactions effectively resulting in a recapitalization of the Company. A summary of the transactions is as follows:

          The Company acquired term loan debt from a bank in the amount of $93,429,311, net of debt issuance costs of $1,570,689.

          The Company issued 5,624,404 shares of Series A Convertible Preferred Stock for $10.67 per share, or $60,000,000. Each share of convertible preferred stock was originally convertible into one share of common stock, but, as a result of the split of the common stock, became convertible into two shares of common stock. This split effectively adjusted the issuance price to $5.34 per share. The Company determined that the adjusted issuance price per share of $5.34 was the fair market value of the Company's common stock after the issuance of the debt. Costs associated with the issuance of these shares approximated $322,000 and have been netted against additional paid-in capital in the accompanying consolidated financial statements.

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

          The Company acquired the minority interests of Insurance for $4,500,000, which resulted in approximately $4,100,000 of goodwill being recorded.

     Taking into consideration the above events, the Company also adjusted the exercise prices for all stock options outstanding as of August 7, 1998. The adjusted exercise prices meet the criteria set forth in Emerging Issues Task Force 90-9 "Changes to Fixed Employee Stock Option Plans as a Result of Restructuring", therefore, the repricing of the options did not result in a new measurement date and no additional compensation expense has been recorded in the accompanying consolidated financial statements. Furthermore, the Company's Board of Directors approved a special bonus to employees totaling approximately $10,000,000, which is included in Recapitalization charges in the accompanying 1998 consolidated statement of operations. Also included in Recapitalization charges are fees paid for various services performed relating to the recapitalization, including investment banking, legal and accounting services, which amounted to approximately $3,800,000.

3.  PROPERTY AND EQUIPMENT

     Property and equipment are classified as follows:

(in thousands)                                  1999         1998
-------------------------------------------------------------------
Building .................................    $  5,843     $  5,826
Land .....................................         770        1,968
Land under contract to be sold ...........       1,198            0
Purchased software .......................       2,313        1,204
Leasehold improvements ...................         287          175
Furniture and equipment ..................       5,988        4,096
                                              --------     --------
                                                16,399       13,269
   Less accumulated depreciation .........      (4,524)      (2,813)
                                              --------     --------
                                              $ 11,875     $ 10,456
                                              ========     ========

         During April of 1999, the Company entered into an agreement with an unrelated third party to sell a parcel of land adjacent to the Company's headquarters. The third party intends to build an office building on this land, of which the Company has agreed to lease approximately half of the available office space. As a result, the Company has accounted for this transaction using the deposit method of accounting, as described in SFAS No. 98 "Accounting For Leases". As such, the Company has not recorded the sale of the land and the portion of the sales price that has been received in cash from the third party has been deferred and included in the accompanying consolidated balance sheet in accrued liabilities as of December 31, 1999.

4.  INTANGIBLE AND OTHER ASSETS

     Intangible and other assets consist of the following:

(in thousands)                                                              1999      1998
-------------------------------------------------------------------------------------------
Goodwill, net of accumulated amortization of $298 and $86 .............    $3,835    $4,046
Debt issuance costs, net of accumulated amortization of $339 and $111..     1,127     1,758
Prepaid insurance, net of current portion .............................       367         0
Other, net ............................................................       151       117
                                                                           ------    ------
                                                                           $5,480    $5,921
                                                                           ======    ======

5.  ACCRUED LIABILITIES

     Accrued liabilities consist of the following:

(in thousands)                                       1999      1998
--------------------------------------------------------------------
Employee bonuses ...............................    $2,855    $3,703
Commissions and other payroll costs.............       478       545
Other ..........................................     1,498     1,506
                                                    ------    ------
                                                    $4,831    $5,754
                                                    ======    ======

6.  SHORT-TERM BORROWINGS

     The Company has a secured revolving credit facility agreement in place with a bank that allows for the Company to draw up to a maximum of $15,000,000. The facility matures August 7, 2004. The interest rate is based on the Eurodollar or prime rate plus a margin. As of December 31, 1999 and 1998 there were no amounts drawn against this facility. Weighted average borrowings drawn against the facility during the years ended December 31, 1999 and 1998 were $1,000,000 and $1,416,667, respectively. See Note 7 for additional information.

7.  LONG-TERM DEBT

     Long-term debt consists of the following:

(in thousands)                                                      1999         1998
---------------------------------------------------------------------------------------
Term Loan A with a bank, principal due quarterly; interest due monthly at the Eurodollar or bank prime rate plus a margin
   (9.44% at December 31, 1999); matures August 7, 2004 ......    $ 21,253     $ 39,250
Term Loan B with a bank, principal due quarterly; interest due monthly at the Eurodollar or bank prime plus a margin
   (9.94% at December 31, 1999); matures August 7, 2006 ......      32,100       54,875
                                                                  --------     --------
                                                                    53,353       94,125
   Less current portion ......................................      (4,231)      (3,750)
                                                                  --------     --------
                                                                  $ 49,122     $ 90,375
                                                                  ========     ========

          Term Loans A and B and the revolving credit facility are secured by substantially all assets of the Company and its subsidiaries. All three debt instruments include certain restrictive financial covenants related to maximum capital expenditures, minimum earnings before interest, taxes, depreciation and amortization ("EBITDA"), ratio of consolidated debt to EBITDA, interest coverage ratio and fixed coverage ratio. The debt agreement prohibits the Company from declaring and paying any cash dividends during the respective terms of the loans. As of December 31, 1999, the Company was in compliance with these covenants.

     The interest margin for the term loans above is determined by the lender based on the ratio of consolidated debt to EBITDA. The debt agreement also includes a provision requiring early payment on the term loans if the Company has excess cash, as defined in the credit agreement, on hand at year end. As of December 31,1999, the Company had approximately $1,279,000 of excess cash which has been included in the current portion of long-term debt in the accompanying 1999 consolidated balance sheet.

     During 1999, the Company retired $38,419,880 of debt early using the proceeds from its initial public stock offering. Early repayment of this debt resulted in the write-off of $673,887 of related debt issuance costs. This amount, net of applicable income tax benefits of $256,077, is included as an extraordinary item in the accompanying consolidated statement of operations.

     The annual maturities of long-term debt as of December 31, 1999, are as follows:

(in thousands)
--------------------------------------------------------------------------------
2000..........................................................       $ 4,231
2001..........................................................         4,132
2002..........................................................         5,166
2003..........................................................         5,756
2004..........................................................         7,970
Thereafter....................................................        26,098
                                                                     -------
                                                                     $53,353
                                                                     =======

8.  INCOME TAXES

     Income tax provision (benefit) consisted of the following for the three years ended December 31, 1999:

(in thousands)                                      1999      1998       1997
-----------------------------------------------------------------------------
Current income tax expense ....................    $   47    $   451     $743
Conversion from S Corp to C Corp status........         0     (1,054)       0
Deferred tax expense (benefit) ................     1,342     (1,982)       0
                                                   ------    -------     ----
Income tax expense (benefit), net .....            $1,389    $(2,585)    $743
                                                   ======    =======     ====

     For the first seven months of 1998, the Company, as a S Corp, had income before taxes of approximately $7,300,000 for which a state tax provision of $450,957 was recorded. At the time of conversion from an S Corp to a C Corp, the Company recorded a net deferred tax asset of approximately $1,054,000 for the temporary differences that existed as of the conversion date. For the last five months of 1998, the Company, as a C Corp, had a taxable loss of approximately $5,300,000, resulting in an income tax benefit of approximately $1,982,000. A reconciliation of the tax benefit from the U.S. Federal statutory rate to the effective rate for the year ended December 31, 1999 and for the C Corp period ended December 31, 1998 is as follows:

(in thousands)                                                                1999       1998
-----------------------------------------------------------------------------------------------
Tax expense (benefit) at U.S. Federal statutory rate..................       $2,293     $(3,264)
State tax expense (benefit), net of reduction to federal taxes........          267        (279)
Expenses not deductible...............................................           92       1,561
Other   ..............................................................       (1,263)          0
                                                                             --------   -------
                                                                             $1,389     $(1,982)
                                                                             =======    ========

     The $1,263,000 benefit reflected as other in the rate reconciliation above relates to the recognition of the actual deferred tax benefit accruing to the C Corp based on the final 1998 S Corp tax return filed in 1999. Accordingly, the benefit has been recognized as additional equity that the S Corp stockholders contributed to the C Corp. As a result, the accompanying consolidated statement of stockholders' equity reflects a reclassification of $1,312,728 from retained earnings to additional paid-in-capital during the year ended December 31, 1999.

     All tax provisions for 1997 and the first seven months of 1998 were state income tax provisions.

     Significant components of the Company's deferred tax liabilities and assets, using a tax rate of 38% at December 31, 1999 and 1998 are as follows:

(in thousands)                                                           1999         1998
-------------------------------------------------------------------------------------------
Current assets (liabilities):
   Deferred revenue.............................................       $    720     $   637
   Software development costs...................................           (152)       (132)
   Reserves on assets...........................................             50           0
   Liabilities not yet deductible...............................            361         599
                                                                       ---------    -------
        Net current asset.......................................            979       1,104
Noncurrent assets (liabilities):
   Net operating loss carryforwards.............................            515       1,943
   Other  ......................................................            200         (11)
                                                                       --------     -------
        Net noncurrent asset ...................................            715       1,932
                                                                       --------     -------
        Total net deferred tax asset ...........................       $  1,694     $ 3,036
                                                                       ========     =======

     The tax benefit associated with the exercise of stock options reduced income taxes payable by $400,000 in 1999, and was reflected as an increase in additional paid-in capital in the accompanying consolidated statement of stockholders' equity.

     In accordance with SFAS 109, management has evaluated the need for a valuation allowance for the Company's deferred tax assets. Based on expected future earnings, management believes that deferred tax assets are realizable, and therefore, no valuation allowance has been provided. Net operating loss carryforwards of approximately $1,356,000 expire in 2018.

9.  STOCK SPLIT AND INITIAL PUBLIC OFFERING

     On May 14, 1999, the Board of Directors of the Company approved a 2-for-1 common stock split in the form of a stock dividend. All shares and per share amounts have been retroactively restated for all periods presented to reflect this stock split.

     On May 28, 1999, the Company completed an initial public offering of 5,002,500 shares of common stock at $8.00 per share. 750,000 shares were also issued at that time in a private placement to certain directors and shareholders at $8.00 per share. Proceeds totaled $42,204,232, net of issuance costs of $3,815,768. The proceeds of this offering were used to reduce debt and fund operations.

10.  CONVERTIBLE PREFERRED STOCK

     On August 7, 1998, the Company sold 5,624,404 shares of Series A Convertible Preferred Stock for a total of $60,000,000. The preferred stock was entitled to dividends, in preference to the holders of any and all other classes of capital stock of the Company, at a rate of $.96 per share of preferred stock per annum commencing on the date of issuance. Subsequent to the initial public offering, all outstanding shares of preferred stock were converted to 11,248,802 shares of common stock at two shares of common stock for each share of preferred stock. Unpaid accrued dividends totaling $4,186,406 were also contributed to common stock capital upon conversion.

11.  EMPLOYEE STOCK OPTION PLAN

     The Company has two stock option plans: the 1994 Stock Option Plan and the 1999 Stock Option Plan. Options under these plans include nonqualified and incentive stock options and are issued to officers, key employees and nonemployee directors of the Company. The Company has reserved 6,000,000 shares of common stock for these plans under which the options are granted at a minimum of 100% of the fair market value of common stock on the date of the grant, expire 10 years from the date of the grant and are exercisable at various times determined by the Board of Directors. The Company applies Accounting Principles Board ("APB") Opinion No. 25 in accounting for its options and, accordingly, no compensation cost has been recognized.

     A summary of the status of the Company's stock options is as follows:


                                                                                    AVERAGE
                                                                     NUMBER OF      WEIGHTED
                                                                      SHARES     EXERCISE PRICE
------------------------------------------------------------------------------------------------
Balance at December 31, 1996................................           784,000     $    0.93
   Granted..................................................           586,000          2.06
   Exercised................................................                 0             0
   Canceled.................................................           (25,000)        0.965
                                                                   -----------     ---------

Balance at December 31, 1997................................         1,345,000     $    1.42
   Granted..................................................           470,000          5.34
   Exercised................................................                 0             0
   Canceled.................................................           (36,000)         1.06
                                                                   -----------     ---------

Balance at December 31, 1998................................         1,779,000     $    2.46
   Granted..................................................         2,539,700          7.24
   Exercised................................................          (263,790)         1.00
   Canceled.................................................          (119,954)         5.74
                                                                   -----------     ---------
Balance at December 31, 1999................................         3,934,956     $    5.54
                                                                   ===========     =========


     The following table summarizes information about stock options outstanding at December 31, 1999:

                                             OPTIONS OUTSTANDING                                OPTIONS EXERCISABLE
                             ----------------------------------------------------          -----------------------------
                                                                    WEIGHTED                               WEIGHTED
                                            RANGE OF EXERCISE    AVERAGE EXERCISE                       AVERAGE EXERCISE
   OPTIONS EXPIRING IN         NUMBER            PRICES              PRICE                  NUMBER           PRICE
------------------------------------------------------------------------------------------------------------------------
          2005                 211,042        $0.33 to $0.50       $       0.42             211,042      $       0.42
          2006                 301,569            $1.53            $       1.53             217,194      $       1.53
          2007                 512,041            $2.06            $       2.06             233,432      $       2.06
          2008                 427,000            $5.33            $       5.33             136,555      $       5.33
          2009               2,483,304        $2.13 to $12.00      $       7.22             358,052      $       7.55
                             ---------                             ------------           ---------      ------------
          Total              3,934,956                             $       5.54           1,156,275      $       3.75
                             =========                             ============           =========      ============

     During the period from January 1, 2000 to February 14, 2000, options to purchase 538,900 shares of common stock were granted to certain key employees. All of these options were granted with an exercise price equal to the market price of the Company's stock on the date of grant, therefore no compensation expense has been incurred. These options vest over 48 months and expire 10 years from the date of grant.

     At the end of 1999, 1998 and 1997, the number of options exercisable was approximately 1,156,000, 70,000 and 70,000, respectively, and the weighted average exercise price of these options was $3.75, $0.33 and $0.33, respectively.

     As discussed above, the Company accounts for all options using APB No. 25, however, all 1996 through 1999 options are subject to the disclosure requirements of SFAS No. 123 "Accounting For Stock-Based Compensation". SFAS No. 123 requires that compensation expense, related to options granted, be calculated based on the fair value of the options as of the date of grant. The fair value calculations take into account the exercise prices and expected lives of the options, the current price of the underlying stock, its expected volatility, the expected dividends on the stock, and the current risk-free interest rate for the expected life of the option. Under SFAS No. 123, the weighted average fair value of the 1999, 1998 and 1997 options at the date of grant was approximately $5.69, $1.60 and $1.13 per share, respectively. The fair value was calculated using a weighted average risk-free rate of 5.89%, 4.45% and 5.75%, an expected dividend yield of 0.0% and expected stock volatility of 22.8%, 0.0% and 0.0% for 1999, 1998 and 1997, respectively, and an expected life of the options of eight years. Had the Company adopted SFAS 123 to account for such options, the Company's pro forma net income and earnings per share would be as follows:

(IN THOUSANDS, EXCEPT PER SHARE DATA)                           1999        1998          1997
-------------------------------------------------------------------------------------------------
Net income (loss) available to common stockholders.......      $   964   $   (1,882)   $   13,151
Earnings per share:
    Basic ...............................................      $  0.05   $    (0.12)   $     0.66
                                                               =======   ===========   ==========
    Diluted..............................................      $  0.05   $    (0.12)   $     0.64
                                                               =======   ===========   ==========

12. NET INCOME (LOSS) PER SHARE

     Basic earnings per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the year. Diluted earnings per share is computed by dividing net income (loss) by the weighted average number of common and common equivalent shares outstanding during the fiscal year, which includes the additional dilution related to conversion of stock options as computed under the treasury stock method. Neither the outstanding stock options nor the Series A Convertible Preferred Stock have been included in the adjusted weighted average common shares outstanding for 1998 as the effects of conversion are antidilutive.

     The following table is a reconciliation of the Company's basic and diluted earnings per share in accordance with SFAS 128:

(IN THOUSANDS, EXCEPT PER SHARE DATA)                   1999       1998        1997
-------------------------------------------------------------------------------------
Net income (loss) available to common stockholders    $ 3,326    $ (1,665)    $13,274
                                                      =======    ========     =======
Basic Earnings per Share:
   Weighted average common shares outstanding ....     20,335      15,919      20,056
                                                      =======    ========     =======
   Basic earnings (loss) per share ...............    $  0.16    $  (0.10)       0.66
                                                      =======    ========     =======
Diluted Earnings per Share:
   Weighted average common shares outstanding ....     20,335      15,919      20,056
   Incremental stock option shares outstanding ...      1,067           0         372
                                                      -------    --------     -------
   Total diluted shares outstanding ..............     21,402      15,919      20,428
                                                      =======    ========     =======
   Diluted earnings (loss) per share .............    $  0.16    $  (0.10)    $  0.65
                                                      =======    ========     =======


     The Company converted from an S Corp to a C Corp on August 7, 1998. The following pro forma amounts present the basic earnings per share and diluted earnings per share as if the Company had been a C Corp for the years ended December 31, 1998 and 1997:

                                                           (PRO FORMA)
(IN THOUSANDS, EXCEPT PER SHARE DATA)                   1998         1997
--------------------------------------------------------------------------
Net income (loss) available to common stockholders    $(1,665)    $ 13,274
Additional tax provision .........................     (3,452)      (4,734)
                                                      -------     --------
   Pro forma net income (loss) available to common
      stockholders ...............................    $(5,117)    $  8,540
                                                      =======     ========
Basic earnings (loss) per share ..................    $ (0.32)    $   0.43
                                                      =======     ========
Diluted earnings (loss) per share ................    $ (0.32)    $   0.42
                                                      =======     ========

13. COMMITMENTS AND CONTINGENCIES

     The Company leases office space and office equipment under various operating lease agreements. Rent expense for the years ended December 31, 1999, 1998 and 1997 totaled approximately $538,000, $379,000 and $370,000, respectively, and is included in general and administrative expense in the consolidated statement of operations.

     As mentioned in Note 3, the Company sold a parcel of land adjacent to its headquarters on which a third party is building an office building. The Company has entered into a 10 year lease agreement to commence on March 31, 2000 to lease approximately half of the available space. The future minimum lease payments for the lease are included in the table below.

     As of December 31, 1999, the future minimum lease payments relating to the operating lease obligations are as follows:

2000.......................................................   $   1,063
2001.......................................................       1,120
2002.......................................................       1,093
2003.......................................................       1,074
2004.......................................................       1,030
Thereafter.................................................       5,790
                                                              ---------
                                                              $  11,170
                                                              =========

     The Company is one of three defendants in a lawsuit filed by a small business merchant participant in the Company's Business Manager program. The plaintiff alleges misrepresentation of the Business Manager program by the defendants. Management believes that this lawsuit will ultimately be settled out of court and that the Company's exposure, net of reserves, is not material to its financial condition or results of operations.

     The Company is also subject to various other legal proceedings and claims which arise in the ordinary course of its business. In the opinion of management, the amount of any ultimate liability with respect to these actions will not materially affect the financial position or results of operations of the Company.

14. EMPLOYEE SAVINGS PLAN

     The Company has an employee savings plan, the Private Business, Inc. 401(k) Profit Sharing Plan ("the Plan"), which permits participants to make contributions by salary reduction pursuant to section 401(k) of the Internal Revenue Code. The Company matches contributions ($1, $1 and $0.50 in 1999, 1998 and 1997, respectively, for every $1 contributed by employees) up to a maximum of $1,000, $1,000 and $750 per employee per year for 1999, 1998 and 1997, respectively, and may, at its discretion, make additional contributions to the plan. Employees are eligible for participation beginning with the quarter immediately following one year of service. Total contributions made by the Company to the plan were $201,920, $151,858 and $105,767 in 1999, 1998 and 1997, respectively, and are included in the general and administrative expense in the consolidated statements of operations.

15. RELATED PARTY TRANSACTIONS

     The Company performs various management and administration functions for Board Member, Inc.; Madison Land Co.; Maryland Farms Land, LLC; Maryland Farms South, LLC; Private Business Partners, Inc.; Careers, Inc.; Discount Brokerage Services, Inc.; Senior Achievement; and Imagic Corporation, which are each owned by some of the principal stockholders of the Company. The Company charges a monthly management fee, which is equal to a percentage of certain Company employees' salaries for these services. These charges totaled approximately $35,000, $180,000 and $74,000 for 1999, 1998 and 1997, respectively, and have been netted against general and administrative expenses in the accompanying statements of operations.

     The Company entered into two promissory note agreements dated February 7, 1994 and June 15, 1994 for $50,000 and $15,000, respectively, with A.R. Systems, Inc. ("A.R. Systems") and Monty E. Strecker, the sole stockholder of A.R. Systems and a former employee of the Company. The terms of the notes called for quarterly principal and interest payments beginning January 1 and July 1, 1995, respectively, and ending on February 1 and April 1, 1999, respectively. Outstanding principal on the notes, which were paid in full at December 31, 1999 totaled $7,474 at December 31, 1998. The Company had also entered into an option agreement dated February 7, 1994 with A.R. Systems and Monty E. Strecker, which gives the Company the exclusive right to purchase A.R. Systems for a term of five years from the date of the agreement. The agreement is nonbinding to the Company and the formula for calculating the purchase price is explicitly stated in the agreement. As of December 31, 1999, the Company had not exercised this option.

     The Company leases office space from Madison Land Co., which is owned by some of the principal stockholders of the Company. Total rent paid to Madison Land Co. was approximately $79,000, $75,000 and $43,000 for 1999, 1998 and 1997,
respectively.

     As of December 31, 1999, Board Member, Inc. owed the Company $669 for payables processed and paid by the Company, which are reimbursed by Board Member, Inc. as funds are available. As of December 31, 1998, the Company owed Board Member, Inc. $34,462, relating to an overpayment made by Board Member, Inc. to the Company.

                  REPORT OF THE INDEPENDENT PUBLIC ACCOUNTANTS

         To Private Business, Inc.:

         We have audited, in accordance with auditing standards generally accepted in the United States, the consolidated financial statements of Private Business, Inc. and subsidiaries for the three years ended December 31, 1999 included in the Form 10-K and have issued our report thereon dated February 14, 2000. Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The Schedule listed under
Item 14 (a) (ii) is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth herein in relation to the basic consolidated financial statements taken as a whole.


                                           ARTHUR ANDERSEN LLP



Nashville, Tennessee
February 14, 2000

                                                                  SCHEDULE II



                             PRIVATE BUSINESS, INC.

                        VALUATION AND QUALIFYING ACCOUNTS


                                                                         ADDITIONS
                                                     BALANCE AT          CHARGED TO        DEDUCTIONS
                                                    BEGINNING OF         COSTS AND        (CHARGE OFFS)       BALANCE AT
                                                      PERIOD             EXPENSES (1)         (1)            END OF PERIOD
Year ended December 31, 1999:
         Allowance for doubtful accounts ........     $60,000            $176,000           $149,000            $87,000
                                                      =======            ========           ========            =======
Year ended December 31, 1998:
         Allowance for doubtful accounts ........     $60,000            $     --           $     --            $60,000
                                                      =======            ========           ========            =======
Year ended December 31, 1997:
         Allowance for doubtful accounts ........     $     0            $ 60,000           $     --            $60,000
                                                      =======            ========           ========            =======

------------------

(1) Additions to the allowance for doubtful accounts are included in general and administrative expense. All deductions or charge offs are charged against the allowance for doubtful accounts.

                                   SIGNATURES

     Pursuant to the requirements of Schedule 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       PRIVATE BUSINESS, INC.

                                       /s/ Kevin M. McNamara
                                       ------------------------------
                                       Kevin M. McNamara
                                       Chief Executive Officer

Date:  March 29, 2000

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                                     TITLE                                        DATE
---------                                     -----                                        ----
/s/ William B. King                           Chairman of the Board                        March 29, 2000
------------------------------------
William B. King

/s/ Kevin  M. McNamara                        Chief Executive Officer                      March 29, 2000
------------------------------------          and Director
Kevin M. McNamara


/s/ Jerry L. Cover                            President and Director                       March 29, 2000
------------------------------------
Jerry L. Cover

/s/ Fred P. Read                              Chief Financial Officer (Principal           March 29, 2000
------------------------------------          Financial and Accounting Officer)
Fred P. Read

/s/ Thomas L. Black                           Director                                     March 28, 2000
------------------------------------
Thomas L. Black

/s/ Gregory A. Thurman                        Director                                     March 29, 2000
------------------------------------
Gregory A. Thurman

/s/ Brian J. Conway                           Director                                     March 29, 2000
------------------------------------
Brian J. Conway

/s/ Bruce R. Evans                            Director                                     March 29, 2000
------------------------------------
Bruce R. Evans

/s/ Gary W. Cage                              Director                                     March 29, 2000
------------------------------------
Gary W. Cage

/s/ Fred Goad                                 Director                                     March 29, 2000
------------------------------------
Fred Goad

                                INDEX TO EXHIBITS

EXHIBIT
NUMBER       DESCRIPTION OF EXHIBIT
-------      ----------------------
  3.1        Amended and Restated Charter of the Company (incorporated by reference to
             Exhibit 3.1 of the Company's Registration Statement on No. 333-75013 Form S-1)

  3.2        Amended and Restated Bylaws of Private Business (incorporated by referenced to Exhibit 3.2 to the Company's Registration Statement No. 333-75013 on Form S-1).

 10.1        Stock Purchase Agreement dated as of July 24, 1998 (incorporated by referenced to Exhibit 10.1 to the Company's Registration Statement No. 333-75013 on Form S-1).

 10.2        Stockholders Agreement dated as of August 7, 1998 (incorporated by referenced to Exhibit 10.2 to the Company's Registration Statement No. 333-75013 on Form S-1).

 10.3        Registration Rights Agreement dated as of August 7, 1998 (incorporated by referenced to Exhibit 10.3 to the Company's Registration Statement No. 333-75013 on Form S-1).

 10.4        Credit Agreement dated as of August 7, 1998 (incorporated by referenced to Exhibit
             10.4 to the Company's Registration Statement No. 333-75013 on Form S-1).

 10.4.1      Amendment No. 1 to Credit Agreement dated as of May 5, 1999 (incorporated by referenced to Exhibit 10.4.1 to the Company's Registration Statement
             No. 333-75013 on Form S-1).

 10.4.2      Amendment No. 2 to Credit Agreement dated as of December 31, 1999.

 10.5        Form of Indemnification Agreement between Private Business and each of its
             Officers and Directors (incorporated by referenced to Exhibit 10.5 to the Company's
             Registration Statement No. 333-75013 on Form S-1).

 10.6        Form of Nonqualified Stock Option Agreement without change of control provision
             (incorporated by referenced to Exhibit 10.6 to the Company's Registration Statement
             No. 333-75013 on Form S-1).

 10.7        Form of Nonqualified Stock Option Agreement with change of control provision
             (incorporated by referenced to Exhibit 10.7 to the Company's Registration Statement
             No. 333-75013 on Form S-1).

 10.8        Private Business, Inc. 1999 Amended and Restated Stock Option Plan (incorporated by referenced to Exhibit 10.8 to the Company's Registration Statement
             No. 333-75013 on Form S-1).

 10.9        Cendant Termination and Non Competition Agreement. (incorporated by referenced to Exhibit 10.9 to the Company's Registration Statement No. 333-75013 on Form S-1).

 10.10       Employment Agreement between Kevin M. McNamara.

 10.11       Lease Between Triple Brentwood as Landlord and Private Business, Inc. as Tenant

 21          Subsidiaries of Private Business.

 27          Financial Data Schedule (FOR SEC USE ONLY).

The attachments referenced in these exhibits are not included in this filing but are available from Private Business upon request.