Form 10-K405/A
period 1999-12-31
PRIVATE BUSINESS INC
filed 2000-05-01
CIK 1069469

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K/A

CHECK ONE:

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934 [FEE REQUIRED] FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    ACT OF 1934 [NO FEE REQUIRED] FOR THE TRANSITION PERIOD FROM ____ TO ____.

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

        Securities to be registered pursuant to Section 12(b)of the Act:
                                      NONE

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

                       DOCUMENTS INCORPORATED BY REFERENCE

None

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The following table sets forth certain information concerning the executive officers and directors of the Company as of April 15, 2000.

NAME                                     AGE             POSITION
----                                     ---             --------
Kevin M. McNamara                        44              Chief Executive Officer and Director
Jerry L. Cover                           48              President and Director
Fred P. Read                             45              Chief Financial Officer
Jeffrey R. Cantwell                      42              Chief Technical Officer
Joseph P. Mooney                         32              Chief Sales Officer
Gregg E. Colson                          37              Senior Vice President Client Services
William B. King                          55              Chairman of the Board
Gregory A. Thurman                       51              Director
Thomas L. Black                          48              Director
Brian J. Conway                          41              Director
Bruce R. Evans                           41              Director
Gary W. Cage                             55              Director
Fred C. Goad                             59              Director

         Kevin M. McNamara joined the Company as Chief Executive Officer and Director on October 31, 1999. Prior to joining Private Business, Mr. McNamara served as Senior Vice President and Chief Financial Officer of ENVOY Corporation, a leading publicly traded provider of healthcare EDI and transaction processing services, from 1996-1999. From 1994-1995, Mr. McNamara was President of NaBANCO Merchant Services Corporation, one of the world's then-largest merchant credit card processors.

         Jerry L. Cover joined Private Business in 1991 and currently serves as President and Director. Mr. Cover served as our Executive Vice President and Chief Operating Officer from 1994 until 1997 and has served as President and a Director since 1997. He served as Chief Executive Officer during 1999. Prior to joining Private Business, Mr. Cover owned and operated small businesses for 17 years.

         Fred P. Read joined Private Business in 1995 and has served as Vice President -- Finance until becoming Chief Financial Officer in 1998. Prior to joining Private Business, Mr. Read served as Division Controller/Chief Financial Officer of Columbia/HCA Information Services, Inc., in Nashville, Tennessee, the information services subsidiary of Columbia/HCA Corporation, from 1986 through 1995.

         Jeffrey R. Cantwell joined Private Business in 1993 as Vice President -- Research and Development and currently serves as Chief Technical Officer, a position which he has held since 1997. Prior to 1993, Mr. Cantwell was a member of the faculty of the Electrical Engineering Department at Vanderbilt University for more than seven years.

         Joseph P. Mooney joined Private Business in 1998 and currently serves as Chief Sales Officer. Mr. Mooney was Vice President/Regional Manager--Business Development until becoming Chief Sales Officer in January 2000. Prior to joining Private Business, Mr. Mooney served as Director of Sales for Cardinal Health, Inc. from 1996 to 1998. From 1993 to 1996, Mr. Mooney was in several management and sales positions with Alcon Laboratories, Inc.

         Gregg E. Colson joined Private Business in 1991 and currently serves as Senior Vice President of Client Services. He has held numerous roles within the Company's technology area since 1991, including Vice President, Product Development/Electronic Commerce and Director of Training/Technical Support.

         William B. King co-founded Private Business in 1991 and has served as Chairman of the Board since that time. In 1970, he co-founded Madison Financial Corporation, a provider of marketing products and services to community banks. Mr. King sold Madison Financial Corporation in 1986 and served as Chairman of the Board of its successor FISI*Madison Financial Corporation from 1986 to 1995. Mr. King is a private investor, and he has served as a major stockholder, director and/or chairman of a number of privately-held companies during the past five years. He currently serves as a Director of one publicly-held company, Harbinger Corporation, Atlanta, Georgia.

         Gregory A. Thurman co-founded Private Business in 1991 and has served as a Director since that time. He served as President from 1995 until 1997. From 1990 to 1995, he served as Chief Executive Officer and President of FISI*Madison Financial Corporation. Since March 1999, he has been the Chairman of the Board of Journal Communications, Inc., a magazine publishing company in Franklin, Tennessee.

         Thomas L. Black co-founded Private Business in 1991 and has served as a Director since that time. Mr. Black currently serves as Chief Executive Officer of Imagic Corporation, Nashville, Tennessee, a check imaging software company, and as Chief Executive Officer of Tecniflex Inc. in Republic, Missouri, a check processing equipment maintenance and servicing company. Mr. Black served as Chief Executive Officer from 1991 until 1995.

         Brian J. Conway has served as a Director since August 1998. He has been a managing director or partner of TA Associates, Inc., a private equity investment firm in Boston, Massachusetts, or its predecessor since 1988, and was an associate at the firm from 1984 through 1988.

         Bruce R. Evans has served as a Director since August 1998. Since 1991, Mr. Evans has been a General Partner of Summit Partners, a venture capital firm in Boston,

Massachusetts where he has been employed since 1986. Mr. Evans serves as a Director of Omtool, Ltd., DSET Corporation and several privately-held companies.

         Gary W. Cage has served as a Director since March 1999. Mr. Cage currently serves as President, Chief Executive Officer and Director of Monarch Dental Corporation, Dallas, Texas, a dental services company. He served as Chief Operating Officer of Monarch from 1996 to 1997 and, from 1992 to 1996, Mr. Cage served as Chief Financial Officer, Senior Vice President, Treasurer and Secretary of EmCare Holdings, Inc., in Dallas, Texas, a provider of management services to emergency physicians.

         Fred C. Goad has served as a Director since February 2000. Mr. Goad became a Director and President of ENVOY Corporation in August 1984. On August 3, 1995, Mr. Goad was elected Chairman and Co-Chief Executive Officer of ENVOY and currently serves in such capacity in addition to being a Director. Mr. Goad also serves on the Board of Directors for Performance Food Group, Ingram Entertainment, Oacis Healthcare, and was a founding member of the Nashville Healthcare Council.

COMMITTEES OF THE BOARD OF DIRECTORS

         All directors generally hold office for three-year terms and then until their successors have been duly elected and qualified. The Board of Directors of the Company is divided into three classes. The term of the Class 1 directors will expire at the 2000 Annual Meeting of Stockholders; the term of the Class 2 directors will expire at the 2001 Annual Meeting of Stockholders; and the term of the Class 3 directors will expire at the 2002 Annual Meeting of Stockholders (and in all cases when their respective successors are duly elected and qualified). At each annual meeting, successors to the class of directors whose term expires at such meeting will be elected to serve for a three-year term and until their successors are duly elected and qualified.

         During fiscal 1999, the Board of Directors held 11 meetings and acted by 3 written consent actions. Each director attended at least 75% of the aggregate of (i) the total number of meetings of the Board of Directors and (ii) the total number of meetings held by all committees on which the individual director served.

         The Board of Directors currently has two committees: the Audit Committee and the Compensation Committee. The Compensation Committee makes recommendations concerning salaries and incentive compensation for executives of the Company. The Compensation Committee consists of Messrs. Black, Evans and King. The Compensation Committee met one time during fiscal 1999. The Audit Committee reviews and approves the annual report of the Company's independent auditors. Messrs. Black, Cage and Thurman serve on the Audit Committee. The Audit Committee met one time during fiscal 1999.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's executive officers and directors, and persons who own more than 10% of the registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC"). Such executive officers, directors and greater than 10% shareholders are required by SEC regulations to furnish the Company with copies of all
Section 16(a) forms they file. The SEC requires public companies to disclose whether persons required to make such filings missed or made late filings. The Company believes that during fiscal 1999, all such filings and disclosure requirements were met within the time allowed for all persons subject to Section 16(a).

ITEM 11.  EXECUTIVE COMPENSATION.

         The following table provides information as to annual, long-term or other compensation we paid during fiscal years ended December 31, 1999, 1998 and 1997 for the Company's Chief Executive Officers and the persons who, at December 31, 1999, were the other four most highly compensated executive officers of the Company (collectively, the "Named Executive Officers").

SUMMARY COMPENSATION TABLE

                                                                                                                     LONG-TERM
                                                                                                                    COMPENSATION
                                                                                                                       AWARDS
                                                                     ANNUAL COMPENSATION                               ------
                                                         ---------------------------------------------               SECURITIES
                                                                                        OTHER ANNUAL                 UNDERLYING
NAME AND PRINCIPAL POSITION           YEAR               SALARY           BONUS        COMPENSATION(1)               OPTIONS (#)
---------------------------           ----               ------           -----        ---------------               -----------

Kevin M. McNamara, (2)                1999                85,000           50,000             --                      1,000,000
   Chief Executive Officer            1998                   N/A              N/A             N/A                            N/A
                                      1997                   N/A              N/A             N/A                            N/A

Jerry L. Cover,                       1999               201,115                0             --                         115,000
   President                          1998               202,000          118,000        3,002,132(3)                     40,000
                                      1997               154,802           75,000             --                          90,000

Fred P. Read,                         1999                96,115           50,000             --                          24,400
    Chief Financial Officer           1998               101,305           40,000         202,441(3)                      16,000
                                      1997                85,125           25,000             --                          14,000

Jeffrey R. Cantwell,                  1999               110,000           50,000             --                          24,400
   Chief Technical Officer            1998               100,100           35,000         249,766(3)                      20,000
                                      1997                89,007           30,000             --                          18,000

Joseph T. Stewart, (4)                1999               126,794                0             --                          64,400
   Chief Operating Officer

(1) In accordance with the rules of the Securities and Exchange Commission, the compensation described in this table does not include medical, group life insurance or other benefits received by these executive officers which are available generally to all salaried employees of Private Business and perquisites and other personal benefits received by these executive officers, which do not exceed the lesser of $50,000 or 10% of any such officer's salary and bonus disclosed in this table.

(2)      Mr. McNamara joined the Company on October 31, 1999.

(3) Mr. Cover, Mr. Read and Mr. Cantwell received special one time bonuses in 1998 in conjunction with our recapitalization in recognition of their contributions to the Company. These bonuses do not represent the customary incentive structure of Private Business.

(4)      Mr. Stewart resigned his position with the Company effective
         January 14, 2000.

         Option Grants. The following table provides certain information with respect to grants of stock options to the Named Executive Officers pursuant to the Company's Stock Option Plan during the year ended December 31, 1999.

                     OPTIONS/SAR GRANTS IN LAST FISCAL YEAR


                                             PERCENT OF                                                      POTENTIAL REALIZABLE
                                                TOTAL                                                      VALUE AT ASSUMED ANNUAL
                            NUMBER OF          OPTIONS                     MARKET                           RATE OF STOCK PRICE
                            SECURITIES        GRANTED TO      EXERCISE      PRICE                          APPRECIATION FOR OPTIONS
                            UNDERLYING        EMPLOYEES       OR BASE      ON DATE                                 TERM(2)
                             OPTIONS          IN FISCAL        PRICE          OF    EXPIRATION             -----------------------
NAME                        GRANTED (1)          YEAR        ($/SHARE)      GRANT      DATE                  5%            10%
                            -----------          -----       ---------      -----      ----                  --            ---

Kevin M. McNamara             500,000            19.7          2.125        2.125    10/28/09              668,201       1,693,351
                              250,000             9.8           8.00        2.125    10/28/09                    0               0
                              250,000             9.8          12.00        2.125    10/28/09                    0               0

Jerry L. Cover                 40,000             1.6           8.00         8.00    03/31/09              201,246         509,998
                               75,000             3.0           8.00         8.00    05/25/09              337,337         956,245

Fred P. Read                   14,400             0.6           8.00         8.00    03/31/09               72,499         183,599
                               10,000             0.4           8.00         8.00    05/25/09               50,312         127,499

Jeffrey R. Cantwell            14,400             0.6           8.00         8.00    03/31/09               72,499         183,599
                               10,000             0.4           8.00         8.00    05/25/09               50,312         127,499

Joseph T. Stewart              14,400             0.6           8.00         8.00    03/31/09               72,499         183,599
                               50,000             2.0           8.00         8.00    05/25/09              251,558         637,497

(1) Options granted to Mr. McNamara become exercisable one thirty-sixth (1/36) per month, the options granted to the other Named Executive Officers generally become exercisable one forty-eighth (1/48) per month.

(2) The potential realizable values illustrate values that might be realized upon exercise immediately prior to the expiration of the term of these options using 5% and 10% appreciation rates, as required by the Securities and Exchange Commission, compounded annually. These values do not, and are not intended to, forecast possible future appreciation, if any, of the Company's stock price.


         Option Exercise and Values. The following table provides information as to exercise of options by The Named Executive Officers during the 1999 fiscal year under the option plans and the year-end value of unexercised options.

               AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                      AND FISCAL YEAR-END OPTION/SAR VALUES

                             NUMBER OF                                NUMBER OF UNDERLYING               VALUE OF UNEXERCISED
                             SECURITIES                             UNEXERCISED OPTIONS/SARS           IN-THE-MONEY OPTIONS/SARS
                             UNDERLYING                               AT FISCAL YEAR-END                AT FISCAL YEAR-END($)(1)
                               OPTIONS           VALUE          -------------------------------       ----------------------------
NAME                        EXERCISED(#)        REALIZED        EXERCISABLE       UNEXERCISABLE       EXERCISABLE    UNEXERCISABLE
----                        ------------        --------        -----------       -------------       -----------    -------------
Kevin M. McNamara                      0        N/A                  83,333             916,667         $112,001        $1,231,999
Jerry L. Cover                    95,167        164,166             120,938             184,895          275,213           173,130
Fred P. Read                       4,917         27,035              19,441              40,042           31,119            24,196
Jeffrey R. Cantwell                    0        N/A                  54,108              46,292          169,182            34,626
Joseph T. Stewart                      0        N/A                  15,942              68,458                0                 0

(1) This amount represents the aggregate of the number of "in-the-money" options multiplied by the difference between $4.813, the fair market value of the Common Stock at December 31, 1999, and the exercise price for that option. Options are classified as "in-the-money" if the market value of the underlying common stock exceeds the exercise price of the option. Actual values which may be realized, if any, upon the exercise of options will be based on the per share market price of the common stock at the time of exercise and are thus dependent upon future performance of the common stock.


DIRECTOR COMPENSATION

         Non-employee directors receive $1,000 cash compensation for each board meeting they attend. Directors are reimbursed for expenses incurred in connection with attendance at board and committee meetings. In March 1999, Mr. Cage, an independent director was granted an option to purchase 20,000 shares of common stock at an exercise price of $8.00 per share. In February 2000, Mr. Goad, an independent director was granted an option to purchase 10,000 shares of common stock at an exercise price of $4.00 per share. No other non-employee directors have received stock option grants. Mr. McNamara and Mr. Cover, Private Business's only employee directors, received their stock option grants for their service as an employee.

EMPLOYMENT AGREEMENT

         Effective October 31, 1999, the Company entered into an Executive Employment Agreement with Mr. McNamara as the Company's Chief Executive Officer which was subsequently superceded by an Amended and Restated Executive Employment Agreement, also effective October 31, 1999. Mr. McNamara's agreement provides for an annual base salary of not less than $210,000 and an annual incentive cash bonus of up to 100% of his base salary upon achievement of certain performance criteria to be established from time to time. The employment agreement provides that Mr. McNamara will be appointed to the Company's Board of Directors and has an initial term of two years, subject to automatic annual renewals absent prior notice from either party. Mr. McNamara received a $50,000 additional payment upon execution of the employment agreement.

         The employment agreement further provides for the grant to Mr. McNamara of options to acquire 500,000 shares of the Company's common stock at an exercise price equal to the closing trading price on October 29, 1999 of $2.125; an additional 250,000 shares at an exercise price of $8.00 per share; and an additional 250,000 shares at an exercise price of $12.00 per share. These options vest over three years at the rate of 1/36th per month and constitute incentive stock options to the extent eligible under applicable tax laws, and, with respect to any excess, nonqualified stock options.

         The employment agreement provides for various payments to Mr. McNamara upon cessation of employment, depending on the circumstances. If the Company terminates Mr. McNamara's employment for "Cause" or if he resigns prior to a "Change in Control" (other than due to an uncured material breach by the Company), Mr. McNamara will receive his pro rata base salary and perquisites to the date of termination. If Mr. McNamara dies or becomes disabled during his term of employment, he will receive his pro rata base salary, perquisites and incentive bonus to the date of termination or resignation.

         If, prior to an "Initial Change in Control Event," the Company terminates Mr. McNamara's employment due to a "Discharge Event," or he resigns based on an uncured material breach by the Company, then Mr. McNamara will receive a lump sum payment equal to his base salary and "Average Bonus." If prior to an "Initial Change in Control Event" the Company terminates his employment without "Cause" and without a "Discharge Event," Mr. McNamara will receive the greater of (i) his base salary and "Average Bonus" or (ii) his base salary and standard incentive bonus for the remainder of the unexpired term of the employment agreement.

         If after an "Initial Change in Control Event," the Company terminates Mr. McNamara's employment other than for "Cause," death or disability, or if Mr. McNamara voluntarily resigns for any reason other than his death or disability, then the agreement generally provides that the Company will pay Mr. McNamara a lump sum termination payment of twice his base salary and his "Average Bonus"

         The employment agreement provides certain time periods for the exercise of Mr. McNamara's options should his employment cease, which are generally more favorable after a "Change in Control." All options granted to Mr. McNamara immediately vest and become exercisable upon a Change in Control, and are extinguished should he be terminated for "Cause."

         The employment agreement indemnifies Mr. McNamara for excise taxes imposed upon him based on his receipt of any "excess parachute payment" within the meaning of Section 280G(b) of the Internal Revenue Code. Mr. McNamara agrees in the employment agreement not to compete within the continental United States with the "Business Activities" of the Company during the term of his employment and the following two years, nor to solicit the Company's employees during such period for employment elsewhere.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Private Business is authorized to issue 100,000,000 shares of common stock and 20,000,000 shares of preferred stock. As of March 31, 2000, there were 27,465,259 shares of common stock and no shares of preferred stock issued and outstanding. The following table sets forth as of March 31, 2000 information with respect to the beneficial ownership of our outstanding common stock by (i) each director of Private Business, (ii) each executive officer named in the Summary Compensation Table herein, (iii) all directors and executive officers as a group, and (iv) each stockholder known by Private Business to be the beneficial owner of more than 5% of its outstanding common stock. Except as otherwise indicated, the persons or entities listed below have sole voting and investment power with respect to all shares of common stock owned by them, except to the extent such power may be shared with a spouse.

                                                                                                      SHARES
                                                                                                BENEFICIALLY OWNED(1)
                                                                                             --------------------------
NAME                                                                                         NUMBER             PERCENT
----                                                                                         ------             -------
Summit Partners (2)(3)                                                                      4,427,295             16.1
TA Associates Group (2)(4)                                                                  4,427,295             16.1
Cendent Corporation (2)                                                                     1,874,801              6.8
James C. Gooch (5)                                                                          1,698,294              6.2
Thomas L. Black                                                                             2,968,514             10.8
William B. King                                                                             1,325,720              4.8
Gregory A. Thurman                                                                          2,375,635              8.6
Kevin M. McNamara (6)                                                                         222,222                *
Jerry L. Cover (7)                                                                            298,875              1.1
Fred P. Read (8)                                                                               31,000                *
Joseph T. Stewart (9)                                                                          24,733                *
Jeffrey R. Cantwell (9)                                                                        61,858                *
Gary W.Cage (9)                                                                                20,000                *
Fred C. Goad (10)                                                                              20,000                *
Bruce R.Evans (3)                                                                           4,427,295             16.1
Brian J. Conway (4)                                                                         4,427,295             16.1

All directors and executive officers as group                                              16,241,721             58.0
(14 persons) (11)

----------------
*  Less than 1%

(1) The percentages shown are based on 27,465,259 shares of Common Stock outstanding on March 31, 2000. Pursuant to Rule 13d-3 under the Securities Exchange Act of 1934 (the "Exchange Act"), shares of Common Stock which a person has the right to acquire pursuant to the exercise of stock options and warrants held by such holder that are exercisable within sixty (60) days of such date are deemed outstanding for the purpose of computing the percentage ownership of such person, but are not deemed outstanding for computing the percentage ownership of any other person.

(2) The address for Summit Partners is care of Summit Ventures V, L.P. is 600 Atlantic Avenue, Suite 2800, Boston, MA 02210. The address for TA Associates Group is 125 High Street Tower, Suite 2500, Boston, MA 02110. The address for Cendant Corporation is 6 Sylvan Way, Parsippany, NJ 07054.

(3) Includes 3,429,322 shares held by Summit Ventures V, L.P., 573,432 shares held by Summit V Companion Fund, L.P., 229,373 shares held by Summit V Advisors Fund (QP), L.P., 70,094 shares held by Summit V Advisors Fund, L.P. and 125,074 shares held by Summit Investors III, L.P. Mr. Evans is a general partner of Summit Investors III, L.P. and is a member of Summit Partners, LLC, which is the general partner of Summit Ventures V, L.P., Summit V Companion Fund, L.P., Summit V Advisors Fund (QP), L.P. and Summit V Advisors Fund, L.P. Mr. Evans may be deemed to share voting and investment power with respect to all shares held by the partnerships. Mr. Evans disclaims beneficial ownership of these shares, except to the extent of his pecuniary interest therein.

(4) Includes 3,367,087 shares owned by TA/Advent VIII, L.P.; 926,416 shares owned by Advent Atlantic & Pacific III L.P.; 66,506 shares owned by TA Executives Fund LLC; 67,286 shares owned by TA Investors LLC. TA/Advent VIII, Advent Atlantic & Pacific III L.P., TA Executives Fund LLC and TA Investors LLC are part of an affiliated group of investment partnerships referred to, collectively, as the TA Associates Group. The general partner of TA/Advent VIII, L.P. is TA Associates VIII LLC. The general partner of Advent Atlantic & Pacific III L.P. is TA Associates AAP III Partners. TA Associates, Inc. is the general partner of TA Associates AAP III Partners, L.P. and the manager of each of TA Associates VIII, LLC, TA Executives Fund, LLC and TA Investors, LLC is TA Associates, Inc. In such capacity, TA Associates, Inc. exercises sole voting and investment power with respect to all of the shares held of record by the named investment partnerships. Individually no stockholder, director or officer of TA Associates, Inc. is deemed to have or share voting and investment power. Principals and employees of TA Associates, Inc. (including Mr. Conway, a Director of Private Business) comprise the members of TA Investors LLC. Mr. Conway has a pecuniary interest in 10,884 shares held by TA Investors, LLC.

(5) Includes 848,897 shares held by The Joshua C. King Trust and 848,897 shares held by the William B. King III Trust. Mr. Gooch is trustee of both trusts

(6)      Includes options to purchase 152,778 shares of common stock.

(7)      Includes options to purchase 202,708 shares of common stock.

(8)      Includes options to purchase 26,083 shares of common stock.

(9) The amount shown consists of options to purchase shares of common stock. These individuals do not own any shares of common stock.

(10)     Includes options to purchase 10,000 shares of common stock.

(11)     Includes options to purchase 536,734 shares of common stock.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

TRANSACTIONS WITH MANAGEMENT AND OTHERS

         Lease Agreement. On October 27, 1997, Private Business leased a building containing approximately 6,740 square feet of property in Franklin, Tennessee from Madison Land Company, a company which is co-owned by Mr. King, one of our directors. Private Business uses this building for its electronic commerce operations. The lease expired April 30, 2000, with an option to renew the lease on a month-to-month basis for no more than four months. The base annual rent under the lease is $78,750 per annum, payable in advance monthly installments of $6,562.50. Private Business believes this lease is on terms as favorable to us as we could have obtained in an arms-length negotiation with unaffiliated third parties.

         Administrative Support Agreements. Private Business has, in the past, provided various management and administrative functions for Board Member, Inc., Magellan Corp., Madison Land Company, Maryland Farms Land, LLC, Maryland Farms South, LLC, Private Business Partners, Inc., Careers, Inc., Imagic Corporation, Discount Brokerage Services, Inc. and Senior Achievement. These companies are owned or partially owned by various stockholders of Private Business. The services that were provided included provision of general accounting as well as allowing employees to participate in our benefits programs. The companies paid for these services based upon their actual use of the services and in 1999 paid an aggregate of $34,945 for such services. All of these arrangements have been terminated.

RELATED PARTY TRANSACTION POLICY

         Private Business has a policy that any transactions between Private Business and its officers, directors and affiliates will be on terms as favorable to Private Business as can be obtained from unaffiliated third parties. Such transactions with such persons will be subject to approval by a majority of our outside directors or will be consistent with policies approved by such outside directors.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         The Company's Compensation Committee is currently composed of Mr. Black, Mr. Evans and Mr. King. No executive officer of the Company serves as a member of the compensation committee or as a director of any other entity whose executive officer(s) serves as a director of the Company.

                                   SIGNATURES

         Pursuant to the requirements of Schedule 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                             PRIVATE BUSINESS, INC.



                             \s\ Fred P. Read
                             -----------------------
                             Fred P. Read
                             Chief Financial Officer

Date: April 28, 2000

                                INDEX TO EXHIBITS

EXHIBIT
NUMBER   DESCRIPTION OF EXHIBIT
------   ----------------------

3.1 Amended and Restated Charter of the Company (incorporated by reference to Exhibit 3.1 of the Company's Registration Statement on No. 333-75013
         Form S-1)

3.2 Amended and Restated Bylaws of Private Business (incorporated by referenced to Exhibit 3.2 to the Company's Registration Statement No.
         333- 75013 on Form S-1).

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

10.4.2   Amendment No. 2 to Credit Agreement dated as of December 31, 1999
         (incorporated by referenced to Exhibit 10.4.2 to the Company's Annual
         Report on Form 10-K for the year ended December 31, 1999).

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

10.9 Cendant Termination and Non Competition Agreement. (incorporated by referenced to Exhibit 10.9 to the Company's Registration Statement No.
         333- 75013 on Form S-1).

10.10    Employment Agreement between the Company and Kevin M. McNamara
         (incorporated by referenced to Exhibit 10.10 to the Company's Annual
         Report on Form 10-K for the year ended December 31, 1999).

10.10.1 Amended and Restated Executive Employment Agreement between the Company and Kevin M. McNamara.

10.11    Lease Between Triple Brentwood as Landlord and Private Business, Inc.
         as Tenant (incorporated by referenced to Exhibit 10.10 to the Company's
         Annual Report on Form 10-K for the year ended December 31, 1999)

21       Subsidiaries of Private Business (incorporated by referenced to Exhibit
         21 to the Company's Annual Report on Form 10-K for the year ended
         December 31, 1999)

         The attachments referenced in these exhibits are not included in this filing but are available from Private Business upon request.