Form 10-Q
period 2000-03-31
PRIVATE BUSINESS INC
filed 2000-05-12
CIK 1069469

                        SECURITES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2000

                        Commission file number 000-25959
                                               ---------

                             Private Business, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                Tennessee                                       62-1453841
-----------------------------------------                   -------------------
    (State or other jurisdiction of                          (I.R.S. Employer
    incorporation or organization)                          Identification No.)

9010 Overlook Blvd., Brentwood, Tennessee                         37027
-----------------------------------------                         -----
(Address of principal executive offices)                        (Zip Code)


                                 (615) 221-8400
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 (1) Yes [X] No [ ]
                                 (2) Yes [X] No [ ]

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

                  Class                        Outstanding as of May 5, 2000
                  -----                        -----------------------------

       Common Stock, no par value                    27,465,259 shares
                                                     ----------

                             PRIVATE BUSINESS, INC.

                                    FORM 10-Q

                        FOR QUARTER ENDED MARCH 31, 2000

                                      INDEX

                                                                          Page No.
Part I - Consolidated Financial Statements

         Item 1 - Consolidated Balance Sheets as of March 31, 2000
                       and December 31, 1999                                 3
                    Consolidated Statements of Operations for the three
                       months ended March 31, 2000 and 1999                  4
                    Consolidated Statements of Cash Flows for the three
                       months ended March 31, 2000 and 1999                  5
                    Notes to Consolidated Financial Statements              6 - 7

         Item 2 - Management's discussion and analysis of
                        financial condition and results of operations       8 - 15

         Item 3 -- Quantitative and qualitative disclosures
                        about market risk                                   16

Part II - Other Information

         Item 6 --  Exhibits and reports on Form 8-K                        17

Signatures                                                                  18

                             Private Business, Inc.
                           Consolidated Balance Sheets

                             (dollars in thousands)



                                                               March 31,   December 31,
                                                                 2000          1999
                                                               --------      --------
                                                              (unaudited)
                        Assets
Current Assets:
       Cash and cash equivalents                               $    708      $  5,953
       Restricted cash                                            5,240         5,240
       Accounts receivable                                        6,153         6,883
       Accounts receivable - other                                  142            90
       Deferred tax asset                                           682           979
       Other current assets                                       1,525         1,594
                                                               --------      --------
            Total current assets                                 14,450        20,739
                                                               --------      --------
Property and equipment, net                                      13,576        11,875

Other Assets:
       Software development costs, net                              430           401
       Deferred tax asset                                           503           715
       Intangible and other assets, net                           5,405         5,480
                                                               --------      --------
            Total other assets                                    6,338         6,596
                                                               --------      --------
                                                               $ 34,364      $ 39,210
                                                               ========      ========

            Liabilities and Stockholders' Deficit
Current Liabilities:
       Accounts payable                                        $  2,748      $  3,077
       Accrued liabilities                                        1,590         4,831
       Deferred revenue                                           1,558         1,895
       Current portion of long-term debt                          3,167         4,231
       Other payable                                              5,240         5,240
                                                               --------      --------
            Total current liabilites                             14,303        19,274
                                                               --------      --------
Long-Term Debt, net of current portion                           48,243        49,122

Stockholders' Deficit:
       Common stock, no par value; 100,000,000 shares
            authorized; issued and outstanding, 27,465,259
            in 2000 and 27,393,148 in 1999                           --            --
       Additional paid-in capital                               (22,555)      (22,706)
       Accumulated deficit                                       (5,627)       (6,480)
                                                               --------      --------
            Total stockholders' deficit                         (28,182)      (29,186)
                                                               --------      --------
                                                               $ 34,364      $ 39,210
                                                               ========      ========





                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                             Private Business, Inc.
                Consolidated Statements of Operations - Unaudited
                   Three Months Ended March 31, 2000 and 1999

                      (in thousands, except per share data)

                                                         2000          1999
                                                       --------      --------
Revenues:
       Royalties                                       $ 11,347      $ 10,430
       Software license                                     562           731
       Maintenance and other                              1,554         1,220
                                                       --------      --------
                                                         13,463        12,381
Operating Expenses:
       General and administrative                         4,002         3,381
       Selling and marketing                              6,149         5,653
       Research and development                             420           195
       Amortization                                         185           231
       Other operating                                       80            78
                                                       --------      --------
                                                         10,836         9,538
                                                       --------      --------
Operating Income                                          2,627         2,843

Other (Income) Expenses:
       Interest expense                                   1,313         1,900
       Other, net                                           (86)          (29)
                                                       --------      --------
                                                          1,227         1,871
                                                       --------      --------

Income Before Income Taxes                                1,400           972

Income Tax Provision                                        547           405
                                                       --------      --------
Net Income                                                  853           567

Preferred Stock Dividends and Accretion (Note E)             --         1,367
                                                       --------      --------
Net Income (Loss) Available to Common Shareholders     $    853      ($   800)
                                                       ========      ========
Earnings (Loss) Per Share
       Basic                                           $   0.03      ($  0.08)
                                                       ========      ========
       Diluted                                         $   0.03      ($  0.08)
                                                       ========      ========
Weighted Average Common Shares Outstanding
       Basic                                             27,425        10,128
                                                       ========      ========
       Diluted                                           28,264        10,128
                                                       ========      ========





                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                             Private Business, Inc.
                Consolidated Statements of Cash Flows - Unaudited
                   Three Months Ended March 31, 2000 and 1999

                             (dollars in thousands)

                                                                                       2000         1999
                                                                                      -------      -------
Cash Flows from Operating Activities:
         Net Income                                                                   $   853      $   567
         Adjustments to reconcile net income to net cash used
                in operating activities:
                       Depreciation and amortization                                      685          657
                       Deferred taxes                                                     509          376

         Changes in assets and liabilities:
                Accounts receivable                                                       678          402
                Other current assets                                                       69         (324)
                Other noncurrent assets                                                    63           --
                Accounts payable                                                         (329)        (745)
                Accrued liabilities                                                    (3,241)      (2,466)
                Deferred revenue                                                         (337)        (173)
                                                                                      -------      -------
                              Net cash used in operating activities                    (1,050)      (1,706)
                                                                                      -------      -------
Cash Flows from Investing Activities:
         Additions to property and equipment                                           (2,201)        (602)
         Software development costs                                                       (97)         (74)
         Payment on note receivable                                                        --            7
                                                                                      -------      -------
                              Net cash used in investing activities                    (2,298)        (669)
                                                                                      -------      -------

Cash Flows from Financing Activities:
         Proceeds from short-term debt                                                     --        3,000
         Payments on long-term debt                                                    (2,047)        (875)
         Proceeds from exercise of employee stock options                                 150           --
                                                                                      -------      -------
                              Net cash provided by (used in) financing activities      (1,897)       2,125
                                                                                      -------      -------
Net decrease in cash                                                                   (5,245)        (250)

Cash at beginning of period                                                             5,953          285
                                                                                      -------      -------
Cash at end of period                                                                 $   708      $    35
                                                                                      =======      =======

Supplemental Cash Flow Information:
         Cash paid for income taxes during the period                                 $   137           --
                                                                                      =======      =======
         Cash paid for interest during the period                                     $ 1,313      $ 1,900
                                                                                      =======      =======
Supplemental Non-Cash Disclosures:
         Dividends accrued on preferred stock                                              --        1,350
                                                                                      =======      =======



                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                             PRIVATE BUSINESS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A. Basis of Presentation

         The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting and in accordance with Rule 10-01 of Regulation S-X.

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

         These consolidated financial statements, footnote disclosures and other information should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 1999.

B. Net Income (Loss) Per Share

         Basic earnings per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the year. Diluted earnings per share is computed by dividing net income by the weighted average number of common and common equivalent shares outstanding during the year, which includes the additional dilution related to conversion of stock options as computed under the treasury stock method for the three months ended March 31, 2000. Neither the outstanding stock options nor the Series A Convertible Preferred Stock were included in the adjusted weighted average shares outstanding for the three months ended March 31, 1999, as the effects of conversion were antidilutive.

         The following table represents information necessary to calculate earnings per share for the three months ended March 31, 2000 and 1999:

                                                             Three Months Ended March 31,
                                                             ----------------------------
(in thousands)                                                   2000         1999
                                                                -------     --------
Net income (loss) available to common stockholders              $   853     $   (800)
                                                                =======     ========
Weighed average common shares outstanding                        27,425       10,128
Plus additional shares from common stock equivalent shares:
   Options                                                          839           --
                                                                -------     --------
Adjusted weighted average common shares outstanding              28,264       10,128
                                                                =======     ========

C. Initial Public Offering

         In May 1999, the Company completed an initial public offering ("IPO") of 5,002,500 shares of common stock which were sold at an offering price of $8.00 per share. Also, in May 1999, the Company sold an additional 750,000 shares at $8.00 per share in a private placement to certain directors and affiliates of other directors. The total net proceeds of the IPO and private placement, net of underwriting discounts and offering expenses, were approximately $42.2 million.

D. Comprehensive Income

         There were no components of other comprehensive income for the three months ended March 31, 2000 and 1999. Comprehensive income for such periods was comprised solely of net income.

E. Preferred Stock Dividend

         The preferred stock dividends in 1999 represent an accrual through March 31, 1999 for dividends recognized prior to the IPO. As a result of the IPO, all preferred stock was converted into common shares and the dividends were forfeited and contributed to additional paid-in capital, meaning there was not an outlay of cash for these dividends, nor will there be any future preferred stock dividends awarded.

                             PRIVATE BUSINESS, INC.

 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                 OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 2000 AND 1999

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

         Maintenance fees and other revenues include several ancillary products and services we provide to client banks. Annual software maintenance fees are generated from our client banks starting on the first anniversary date of the Business Manager license agreement and annually thereafter. These revenues are recognized ratably over a twelve month period beginning on the first anniversary date of the agreement. Additionally, since 1995, we have brokered, through our Private Business Insurance subsidiary, credit and fraud insurance products from a national insurance company. We earn fees based on a percentage of the premium that is paid to the insurance company. We also provide a standard set of forms that client banks may purchase and use in the normal course of administering the Business Manager program. Revenues related to these forms are recognized in the period that they are shipped to the client bank. We offer processing services to our client banks for an additional fee based on the volume of transactions processed through the system. We have also developed some industry focused applications for the medical and dental markets. In July of 1999, we introduced a new equipment leasing program for use by small business customers where we receive a commission on referred leasing transactions funded by a third-party finance company.

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, the percentage relationship of the identified consolidated statements of operations items to total revenue.

                                          First Quarter
                                      --------------------
                                       2000         1999
                                      ------       ------
Revenue:
       Royalties                       84.3%        84.2%
       Software license                 4.2%         5.9%
       Maintenance and other           11.5%         9.9%
                                      ------       ------
                                      100.0%       100.0%
Operating Expenses:
      General and administrative       29.7%        27.3%
      Selling and marketing            45.7%        45.6%
      Research and development          3.1%         1.6%
      Amortization                      1.4%         1.9%
      Other operating                   0.6%         0.6%
                                      ------       ------
                                       80.5%        77.0%

Operating Income                       19.5%        23.0%

Other (Income) Expenses:
      Interest expense                  9.7%        15.3%
      Other, net                       (0.6%)       (0.2%)
                                      ------       ------
                                        9.1%        15.1%
                                      ------       ------
Income Before Taxes                    10.4%         7.9%

Income Tax Provision                    4.1%         3.3%
                                      ------       ------
Net Income                              6.3%         4.6%

Preferred Stock Dividends and
   Accretion (Note E)                    --         11.0%
                                      ------       ------
Net Income (Loss) Available to
    Common Shareholders                 6.3%        (6.4%)
                                      ======       ======

         Royalties. Royalties for the first quarter of 2000 increased 8.8% to $11.3 million compared to $10.4 million for 1999. The increase resulted from additional funding through the Business Manager program, which was primarily a result of an increase in the average amount funded per bank client. As a percent of total revenue, royalties accounted for 84.3% for the first quarter of 2000 compared to 84.2% for 1999. Program funding for the first quarter of 2000 increased 9.3% to $1.5 billion compared to $1.3 billion for 1999.

         Software license. Software license fees decreased 23.1% to $562,000 for the first quarter of 2000 from $731,000 for the first quarter of 1999. The decrease was primarily due to a decrease in the number of new software license agreements entered into during the first quarter of 2000 compared to 1999. We believe the decrease was due to a number of contributing factors, including our recent focus on marketing more specifically to banks in targeted areas where we wish to better penetrate the small business market, the fact that as we increase our market penetration it becomes more difficult to add new license agreements from the smaller universe of potential bank clients and increased competition. Software license fees accounted for 4.2% of total revenue for the first quarter of 2000 compared to 5.9% for the first quarter of 1999.

         Maintenance and other. Maintenance and other fees increased 27.4% to $1.6 million for the three months ended March 31, 2000 from $1.2 million for the comparable period in 1999. The increase was primarily attributable to our insurance and leasing products. Insurance fees increased 42.2% to $997,000 for the first quarter of 2000 from $701,000 for 1999 primarily as a result of increased participation by client banks and small businesses in our credit and fraud insurance programs, while leasing, which began during the third quarter of 1999, contributed approximately $66,000 in new fees for the first quarter of 2000. Maintenance and other fees accounted for 11.5% of total revenue for the first quarter of 2000 compared to 9.9% for the comparable period in 1999.

         Total revenues. Total revenues for the first quarter of 2000 increased 8.7% to $13.5 million compared to $12.4 million for 1999. The increase was primarily attributable to increased royalties and maintenance and other fees which were partially offset by decreased software license fees.

         General and administrative. General and administrative expenses increased 18.4% to $4.0 million for the first quarter of 2000 compared to $3.4 million for the comparable period in 1999. General and administrative expenses include the cost of our executive, finance, human resources, information services, support services, administrative functions and general operations. The increase was primarily due to certain administrative expenses, particularly salaries and benefits, insurance and depreciation, increasing primarily as a result of hiring additional executive management and support staff to support our expanding client base, new directors and officers insurance as a result of our IPO in May 1999 and our purchase of new computer hardware and software products. This increase was partially offset by decreased bonus expenses. As a percentage of total revenue, general and administrative expenses increased 2.4% for the quarter ended March 31, 2000 to 29.7% from 27.3% for the comparable quarter in 1999.

         Selling and marketing. Selling and marketing expenses increased 8.8% to $6.1 million for the first quarter of 2000 compared to $5.7 million for the first quarter of 1999. Selling and marketing expenses include the cost of wages and commissions paid to our dedicated business development and bank sales force, travel costs of our sales force, recruiting for new sales and marketing personnel and marketing fees associated with direct and telemarketing programs. The increase was primarily due to the hiring of additional sales staff, increased commissions and travel expenses related to those additional sales staff partially offset by decreased bonus expenses. We also provided additional marketing programs and initiatives to our client banks. As a percentage of total revenue, selling and marketing expenses increased slightly to 45.7% for the quarter ended March 31, 2000 compared to 45.6% for the first quarter of 1999.

         Research and development. Research and development expenses for the quarter ended March 31, 2000 increased approximately $225,000 or 115%, to approximately $420,000 from approximately $195,000 for 1999. These costs include the direct costs associated with developing new versions of the Business Manager system. The increase is primarily due to additional staff being dedicated to the research and development area as we continue to enhance our Business Manager products. As a percent of total revenue, research and development expenses increased to 3.1% for the first quarter of 2000 from 1.6% for 1999.

         Amortization. Amortization expenses decreased 19.9% to approximately $185,000 for the first quarter of 2000 compared to approximately $231,000 for 1999. These expenses include the cost of amortizing intangible assets including trademarks, associated costs of goodwill and debt issuance costs. The decrease is primarily due to decreased amortization expense related to debt issuance costs. During the second quarter of 1999, we wrote off a portion of our unamortized debt issuance costs related to the reduction of approximately $38.4 million in long-term debt using proceeds from our IPO and private placement in May 1999 and cash from operations. As a percentage of total revenues, amortization expenses decreased to 1.4% for the first quarter of 2000 from 1.9% in 1999.

         Other operating expenses. Other operating expenses increased 2.6% to approximately $80,000 for the first quarter of 2000 from $78,000 for the same quarter in 1999. Other operating expenses include property tax and other miscellaneous costs associated with providing support and services to our client banks.

         Operating income. As a result of the above factors, our operating income decreased approximately $216,000, or 7.6%, to $2.6 million for the first quarter of 2000 compared to $2.8 million for the first quarter of 1999. As a percentage of total revenue, operating income decreased to 19.5% from 23.0% for the first quarter of 2000 compared to 1999, respectively.

         Interest expense. Interest expense for the first quarter of 2000 decreased approximately $587,000 to $1.3 million from $1.9 million in 1999. The decrease was primarily due to the reduction of our long-term debt by approximately $38.4 million in May 1999 using the proceeds from our IPO and private placement.

         Other, net. Other, net increased 197% to approximately $86,000 for the quarter ended March 31, 2000 compared to $29,000 for the quarter ended March 31, 1999 primarily as a result of increased interest income caused by having more cash on hand during the first quarter of 2000 compared to the first quarter of 1999.

         Income tax provision. The income tax provision was approximately $547,000 for the first quarter of 2000 compared to approximately $405,000 for the first quarter of 1999. As a percentage of income before taxes, the income tax provision was 39.1% for the first quarter of 2000 and 41.7% for the first quarter of 1999.

LIQUIDITY AND CAPITAL RESOURCES

         Our primary sources of capital have historically been cash provided by operations and investment from stockholders. During the first three months of 2000 our operating activities used cash of $1.1 million while we expended $2.3 million in cash for investing activities primarily for purchases of furniture, fixtures, equipment and software development. We expect that our cost of purchases of property and equipment will continue as we prepare to move into our new Technology and Business Service Center in May 2000 and as we expand our processing and electronic commerce capabilities. We currently estimate that total capital expenditures for 2000 will be approximately $6.0 million of which approximately $4.5 million is directly related to our new service center.

         Cash used in financing activities totaled $1.9 million for the first three months of 2000, which consisted of repayments of long-term debt partially offset by proceeds from the exercise of employee stock options.

         On May 26, 1999 we completed our IPO and private placement of our common stock. We issued 5,002,500 shares in the IPO and 750,000 shares in the private placement at an offering price of $8.00 per share. As a result of the IPO, all preferred stock and dividends accrued on the preferred stock were converted into common shares. The net proceeds of approximately $42.2 million were primarily used to pay down a portion of the term loans and revolver under our credit facility.

         In April of 1999, we entered into an agreement to sell a plot of land adjacent to our headquarters for $1.4 million, consisting of a note receivable of approximately $1.0 million and $391,000 in cash, in a sale-leaseback transaction. A building is currently under construction which will house our new Technology and Business Service Center. The actual sale of the land will be recorded upon the completion of the construction project which is expected to be May 2000.

         The credit facility includes term loans with balances as of March 31, 2000 of $20.2 million and $31.2 million, and also provides for a revolving line of credit in the amount of $15.0 million, including a $3.0 million sublimit for swing line advances and a $2.0 million sublimit for standby letters of credit. There was no outstanding balance on the revolving line of credit at March 31, 2000. The credit facility bears interest in accordance with a grid pricing formula based on the achievement of various financial ratios. The formula calls for advances to bear interest ranging from 1.00% to 2.50% above prime rate or 2.25% to 3.75% above the Eurodollar rate.

         The $20.2 million loan is generally repayable in quarterly installments which increase annually from $590,000 beginning December 31, 1999 to $1.5 million beginning December 31, 2003 until maturity (August 7, 2004). The $31.2 million loan is repayable in equal quarterly installments of $74,000 until December 31, 2004, at which time the required quarterly payments increase to $3.3 million until December 31, 2005 and $4.4 million until maturity (August 7,
2006). The revolver bears an annual commitment fee and matures August 7, 2004. As of March 31, 2000, we had $20.2 million outstanding at 9.44%, $31.2 million outstanding at 9.94%, and no outstanding letters of credit.

         The credit facility is secured by a pledge of all of our assets and imposes financial covenants and requirements on us and contains limitations on our ability to sell material assets, redeem capital stock and pay dividends, among other actions.

         As of March 31, 2000, we had working capital of approximately $147,000 compared to approximately $1.5 million as of December 31, 1999. The change in working capital resulted primarily from decreases in short-term borrowings, accounts payable and accrued liabilities partially offset by decreases in accounts receivable. We believe that future operating cash flows will be sufficient to meet our working capital and capital expenditure requirements for the next twelve months.

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

NOTE REGARDING FORWARD LOOKING INFORMATION

         This interim report contains several "forward-looking statements" concerning our operations, prospects, strategies and financial condition, including its future economic performance, intent, plans and objectives, and the likelihood of success in developing and expanding its business. These statements are based upon a number of assumptions and estimates which are subject to significant uncertainties, many of which are beyond our control. Words such as "may," "would," "could," "will," "expect," "anticipate,"

"believe," "intend," "plan," and "estimate" are meant to identify such forward-looking statements. Actual results may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially are discussed in our filings with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended December 31, 1999, and include, among other factors, the timely development and market acceptance of products and technologies and competitive market conditions.

INFLATION

         We do not believe that inflation has had a material effect on our results of operation. There can be no assurance, however, that our business will not be affected by inflation in the future.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company is subject to market risk from exposure to changes in interest rates based on our financing and cash management activities. Our exposure relates primarily to our long-term debt obligations which expire in 2004 and 2006. In the event that interest rates associated with these debt obligations were to increase 100 basis points, the annual impact on future cash flows would be approximately $514,000.

                           PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  3.1   -  Amended and Restated Charter of the Company
                           (incorporated by reference to exhibit 3.1 to the Company's registration statement on Form S-1)

                  3.2   -  Amended and Restated By-laws of the Company
                           (incorporated by reference to exhibit 3.2 to the Company's registration statement on Form S-1)

                  27.1  -  Financial Data Schedule (for SEC use only)

         (b)      Reports on Form 8-K

                  No reports on Form 8-K were filed by the Company during the 3 months ended March 31, 2000.

                                   SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            PRIVATE BUSINESS, INC.
                                                (Registrant)


Date:    May 12, 2000                       By: /s/ Kevin M. McNamara
      ----------------------------              --------------------------------
                                                Kevin M. McNamara
                                                Chief Executive Officer



Date:    May 12, 2000                       By: /s/ Fred P. Read
      ---------------------                     --------------------------------
                                                Fred P. Read
                                                Chief Financial Officer