Form 10-Q
period 2000-06-30
PRIVATE BUSINESS INC
filed 2000-08-14
CIK 1069469

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2000

                        Commission file number 000-25959
                                               ---------

                             Private Business, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


               Tennessee                                       62-1453841
    -------------------------------                         ----------------
    (State or other jurisdiction of                         (I.R.S. Employer
    incorporation or organization)                         Identification No.)

9010 Overlook Blvd., Brentwood, Tennessee                         37027
-----------------------------------------                         -----
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

                               (1) Yes [x] No [ ]
                               (2) Yes [x] No [ ]

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

            Class                              Outstanding as of August 4, 2000
            -----                              --------------------------------

 Common Stock, no par value                           27,465,259 shares
                                                      ----------

                             PRIVATE BUSINESS, INC.

                                    FORM 10-Q

                         FOR QUARTER ENDED JUNE 30, 2000

                                      INDEX

                                                                        Page No.
                                                                        --------
Part I - Consolidated Financial Statements

         Item 1 - Consolidated Balance Sheets as of June 30, 2000
                       and December 31, 1999                               3

                  Consolidated Statements of Operations for the three
                       months ended June 30, 2000 and 1999                 4

                  Consolidated Statements of Operations for the six
                       months ended June 30, 2000 and 1999                 5

                  Consolidated Statements of Cash Flows for the six
                       months ended June 30, 2000 and 1999                 6

                  Notes to Consolidated Financial Statements              7 - 8

         Item 2 - Management's discussion and analysis of
                       financial condition and results of operations      9 - 17

         Item 3 - Quantitative and qualitative disclosures
                        about market risk                                 18

Part II - Other Information

         Item 6 --  Exhibits and reports on Form 8-K                      19

Signatures                                                                20

                             Private Business, Inc.
                           Consolidated Balance Sheets


                             (dollars in thousands)

                                                                June 30,    December 31,
                                                                  2000          1999
                                                                --------      --------
                                                              (unaudited)
                              Assets

Current Assets:
       Cash and cash equivalents                                $      7      $  5,953
       Restricted cash                                                --         5,240
       Accounts receivable                                         6,275         6,883
       Accounts receivable - other                                   329            90
       Deferred tax asset                                            535           979
       Other current assets                                        1,698         1,594
                                                                --------      --------
             Total current assets                                  8,844        20,739
                                                                --------      --------
Property and Equipment, net                                       13,293        11,875

Other Assets:
       Software development costs, net                               468           401
       Deferred tax asset                                            173           715
       Intangible and other assets, net                            5,231         5,480
                                                                --------      --------
             Total other assets                                    5,872         6,596
                                                                --------      --------

                                                                $ 28,009      $ 39,210
                                                                ========      ========

              Liabilities and Stockholders' Deficit

Current Liabilities:
       Accounts payable                                         $  3,785      $  3,077
       Accrued liabilities                                         1,876         4,831
       Deferred revenue                                            1,288         1,895
       Current portion of long-term debt                           3,455         4,231
       Other payable                                                  --         5,240
                                                                --------      --------
             Total current liabilites                             10,404        19,274
                                                                --------      --------
Long-Term Debt, net of current portion                            44,307        49,122
Other Liabilities                                                    134            --

Stockholders' Deficit:
       Common stock, no par value; 100,000,000 shares
             authorized; issued and outstanding, 27,465,259
             in 2000 and 27,393,148 in 1999                           --            --
       Additional paid-in capital                                (22,556)      (22,706)
       Accumulated deficit                                        (4,280)       (6,480)
                                                                --------      --------
             Total stockholders' deficit                         (26,836)      (29,186)
                                                                --------      --------
                                                                $ 28,009      $ 39,210
                                                                ========      ========



                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                             Private Business, Inc.
                Consolidated Statements of Operations - Unaudited
                    Three Months Ended June 30, 2000 and 1999

                                                           2000         1999
                                                          -------     --------
                                                         (in thousands, except
                                                             per share data)
Revenues:
       Royalties                                          $12,170     $ 12,362
       Software license                                       541          631
       Maintenance and other                                1,477        1,282
                                                          -------     --------
                                                           14,188       14,275
Operating Expenses:
       General and administrative                           4,185        3,929
       Selling and marketing                                5,713        6,705
       Research and development                               520          218
       Amortization                                           184          146
       Other operating                                        347          (69)
                                                          -------     --------
                                                           10,949       10,929
                                                          -------     --------

Operating Income                                            3,239        3,346

Other Expenses:
       Interest expense, net                                1,033        1,707
                                                          -------     --------
Income Before Income Taxes and Extraordinary Item           2,206        1,639

Income Tax Provision                                          860          694
                                                          -------     --------
Net Income Before Extraordinary Item                        1,346          945

Extraordinary Item: early extinguishment of debt, net
       of income taxes of $256                                 --          418
                                                          -------     --------
Net Income                                                  1,346          527

Preferred Stock Dividends and Accretion                        --          662
                                                          -------     --------
Net Income (Loss) Available to Common Shareholders        $ 1,346     $   (135)
                                                          =======     ========
Earnings (Loss) Per Share:
       Basic                                              $  0.05     $  (0.01)
                                                          =======     ========
       Diluted                                            $  0.05     $  (0.01)
                                                          =======     ========
Weighted Average Common Shares Outstanding:
       Basic                                               27,465       16,661
                                                          =======     ========
       Diluted                                             27,741       16,661
                                                          =======     ========




                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                             Private Business, Inc.
                Consolidated Statements of Operations - Unaudited
                     Six Months Ended June 30, 2000 and 1999

                                                           2000         1999
                                                          -------     --------
                                                         (in thousands, except
                                                             per share data)
Revenues:
       Royalties                                          $23,517     $ 22,792
       Software license                                     1,102        1,362
       Maintenance and other                                3,031        2,502
                                                          -------     --------
                                                           27,650       26,656
Operating Expenses:
       General and administrative                           8,187        7,310
       Selling and marketing                               11,862       12,358
       Research and development                               940          413
       Amortization                                           369          377
       Other operating                                        427            9
                                                          -------     --------
                                                           21,785       20,467
                                                          -------     --------
Operating Income                                            5,865        6,189

Other Expenses:
       Interest expense, net                                2,259        3,578
                                                          -------     --------
Income Before Taxes and Extraordinary Item                  3,606        2,611

Income Tax Provision                                        1,406        1,099
                                                          -------     --------
Income Before Extraordinary Item                            2,200        1,512

Extraordinary Item: early extinguishment of debt, net
       of income taxes of $256                                 --          418
                                                          -------     --------
Net Income                                                  2,200        1,094

Preferred Stock Dividends and Accretion                        --        2,029
                                                          -------     --------
Net Income (Loss) Available to Common Shareholders        $ 2,200     $   (935)
                                                          =======     ========
Earnings (Loss) Per Share:
       Basic                                              $  0.08     $  (0.07)
                                                          =======     ========
       Diluted                                            $  0.08     $  (0.07)
                                                          =======     ========
Weighted Average Common Shares Outstanding:
       Basic                                               27,445       13,395
                                                          =======     ========
       Diluted                                             28,004       13,395
                                                          =======     ========





                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                             Private Business, Inc.
                Consolidated Statements of Cash Flows - Unaudited
                     Six Months Ended June 30, 2000 and 1999

                             (dollars in thousands)

                                                                                  2000          1999
                                                                                 -------      --------
Cash Flows from Operating Activities:
       Net income                                                                $ 2,200      $  1,094
       Adjustments to reconcile net income to net cash provided by
             (used in) operating activities:
                  Depreciation and amortization                                    1,422         1,308
                  Deferred taxes                                                     986         1,034
                  Write-off of debt issuance cost                                     --           418
                  Loss on sale and writeoff of fixed assets                          267            --

       Changes in assets and liabilities:
             Accounts receivable                                                     369           (85)
             Other current assets                                                   (104)         (429)
             Other noncurrent assets                                                  23          (303)
             Accounts payable                                                        707          (766)
             Accrued and other liabilities                                        (2,821)       (2,836)
             Deferred revenue                                                       (607)         (325)
             Other noncurrent liabilities                                            238            --
                                                                                 -------      --------
                        Net cash provided by (used in) operating activities        2,680          (890)
                                                                                 -------      --------
Cash Flows from Investing Activities:
       Additions to property and equipment                                        (3,974)       (1,434)
       Software development costs                                                   (208)         (206)
       Proceeds from sale of land and fixed assets                                   997            --
       Payment on note receivable                                                     --            (7)
                                                                                 -------      --------
                        Net cash used in investing activities                     (3,185)       (1,647)
                                                                                 -------      --------
Cash Flows from Financing Activities:
       Payments on long-term debt                                                 (5,591)      (39,591)
       Proceeds from sale of common stock, net of issuance cost                       --        42,284
       Proceeds from exercise of employee stock options                              150            87
                                                                                 -------      --------
                        Net cash (used in) provided by financing activities       (5,441)        2,780
                                                                                 -------      --------
Net change in cash                                                                (5,946)          243
Cash at beginning of period                                                        5,953           285
                                                                                 -------      --------
Cash at end of period                                                            $     7      $    528
                                                                                 =======      ========
Supplemental Cash Flow Information:
       Cash paid for income taxes during the period                              $   137      $     66
                                                                                 =======      ========
       Cash paid for interest during the period                                  $ 2,560      $  3,631
                                                                                 =======      ========
Supplemental Non-Cash Disclosures:
       Dividends accrued on preferred stock                                           --      $  2,029
                                                                                 =======      ========
       Preferred stock and accrued dividends converted to common stock                --      $ 63,911
                                                                                 =======      ========



                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

B. Net Income (Loss) Per Share

     Basic earnings per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the year. Diluted earnings per share is computed by dividing net income by the weighted average number of common and common equivalent shares outstanding during the year, which includes the additional dilution related to conversion of stock options as computed under the treasury stock method for the three and six months ended June 30, 2000.

     The outstanding stock options were not included in the adjusted weighted average shares outstanding for the three and six months ended June 30, 1999, as the effects of conversion were antidilutive.

     The following table represents information necessary to calculate earnings per share for the three and six months ended June 30, 2000 and 1999:

                                                                   Three Months               Six Months
                                                                   Ended June 30,            Ended June 30,
                                                                --------------------      --------------------
(in thousands)                                                   2000         1999         2000         1999
                                                                -------     --------      -------     --------
Net income (loss) available to common stockholders              $ 1,346     $   (135)     $ 2,200     $   (935)
                                                                =======     ========      =======     ========
Weighed average common shares outstanding                        27,465       16,661       27,445       13,395
Plus additional shares from common stock equivalent shares:
   Options                                                          276           --          559           --
                                                                -------     --------      -------     --------
Adjusted weighted average common shares outstanding              27,741       16,661       28,004       13,395
                                                                =======     ========      =======     ========

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

D. Comprehensive Income

     Comprehensive income for the six months ended June 30, 2000 was comprised solely of net income. The only component of comprehensive income for the six months ended June 30, 1999, in addition to net income, consisted of accretion on preferred stock of approximately $17,000.

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

                             PRIVATE BUSINESS, INC.

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                     SIX MONTHS ENDED JUNE 30, 2000 AND 1999

OVERVIEW

         We are a leading provider of technology-driven solutions that address the problems faced by community banks in managing accounts receivable financing provided to their small business customers. Our solution to these problems is called Business Manager(R) and is based on software, marketing services and online electronic transaction processing. One element of this solution is our proprietary software that enables our network of client banks to purchase accounts receivable from their small business customers. The banks then process, bill and track those receivables on an ongoing basis. As a major component of our solution, we work with client banks to design, implement and manage the sale of Business Manager accounts receivable financing services to their small business customers. We also give our client banks the option of outsourcing to us their application hosting and transaction processing through secure Internet connections, thereby allowing them to receive accounts receivable information and make funding decisions electronically.

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

                                            Second Quarter            Year to Date
                                          ------------------       ------------------
                                           2000        1999         2000        1999
                                          ------      ------       ------      ------
Revenue:
      Royalties                             85.8%       86.6%        85.1%       85.5%
      Software license                       3.8%        4.4%         4.0%        5.1%
      Maintenance and other                 10.4%        9.0%        10.9%        9.4%
                                          ------      ------       ------      ------
                                           100.0%      100.0%       100.0%      100.0%
Operating Expenses:
      General and administrative            29.5%       27.5%        29.6%       27.4%
      Selling and marketing                 40.3%       47.0%        42.9%       46.4%
      Research and development               3.7%        1.5%         3.4%        1.5%
      Amortization                           1.3%        1.0%         1.3%        1.4%
      Other operating                        2.4%       -0.5%         1.6%        0.0%
                                          ------      ------       ------      ------
                                            77.2%       76.6%        78.8%       76.8%

Operating Income                            22.8%       23.4%        21.2%       23.2%

Other Expenses:
      Interest expense, net                  7.3%       12.0%         8.2%       13.4%
                                          ------      ------       ------      ------
Income Before Income Taxes
      and Extraordinary Item                15.5%       11.4%        13.0%        9.8%

Income Tax Provision                         6.1%        4.9%         5.1%        4.1%
                                          ------      ------       ------      ------
Net Income Before
      Extraordinary Item                     9.4%        6.5%         7.9%        5.7%

Extraordinary Item: early extinguish-
      ment of debt, net of tax                 0         2.9%           0         1.6%
                                          ------      ------       ------      ------
Net Income                                   9.4%        3.6%         7.9%        4.1%

Preferred Stock Dividends and
   Accretion                                   0         4.6%          0          7.6%
                                          ------      ------       ------      ------
Net Income (Loss) Available to
    Common Shareholders                      9.4%       (1.0%)        7.9%       (3.5%)
                                          ======      ======       ======      ======

         Royalties. Royalties decreased 1.6% to $12.2 million for the second quarter of 2000 and increased 3.2% to $23.5 million for the first six months of 2000 compared to $12.4 million and $22.8 million for the second quarter and first six months of 1999, respectively. The decrease was primarily due to a decrease in the average fee realized from total funding, even though total funding through our Business Manager program increased 4.1% to $1.6 billion for the second quarter of 2000. The increase for the first six months resulted from additional funding through Business Manager which increased 6.5% to $3.1 billion compared to $2.9 billion for the first half of 1999. This increase was primarily due to an increase in the average amount funded per bank client, partially offset by a decrease in the average fee realized on total funding. As a percentage of total revenue, royalties accounted for 85.8% for the second quarter of 2000 compared to 86.6% for 1999 and 85.1% for the first six months of 2000 compared to 85.5% for 1999.

         Software License. Software license fees decreased 14.3% to $541,000 and 19.1% to $1.1 million for the second quarter and first half of 2000, respectively, compared to $631,000 and $1.4 million for the comparable periods for 1999. The decrease was primarily due to a decrease in the number of new software license agreements entered into during 2000 compared to 1999. We believe the decrease was due to several contributing factors, including our recent focus on marketing more specifically to banks in targeted areas where we wish to better penetrate and support the small business market, the fact that as we increase our market penetration, it becomes more difficult to add new license agreements from the smaller universe of potential bank clients and increased competition. Software license fees accounted for 3.8% and 4.0% of total revenues for the three months and six months ended June 30, 2000, respectively, compared to 4.4% and 5.1% for the comparable periods in 1999.

         Maintenance and other. Maintenance and other fees increased 15.2% to $1.5 million for the three months ended June 30, 2000 and 21.2% to $3.0 million for the first six months of 2000, compared to $1.3 million and $2.5 million for the comparable periods for 1999. The increase was primarily attributable to increases in our insurance and leasing products. Insurance increased 14.0% to $921,000 and 27.1% to $1.9 million for the second quarter and first half of 2000, respectively, compared to $808,000 and $1.5 million for the comparable periods in 1999. The increase was primarily as a result of increased participation by client banks and small businesses in our credit and fraud insurance programs. Equipment leasing, which began during the third quarter of 1999, contributed approximately $113,000 and $179,000 in new fees for the second quarter and first six months of 2000, respectively. Maintenance and other fees accounted for 10.4% and 11.0% of total revenues for the second quarter and first half of 2000, respectively, compared to 9.0% and 9.4% for the comparable periods in 1999.

         Total revenues. Total revenues for the second quarter of 2000 decreased 0.6% to $14.2 million compared to $14.3 million for the second quarter of 1999 primarily as a result of decreased royalties and software license fees which were partially offset by increased maintenance and other fees. Total revenues for the six months ended June 30, 2000 increased 3.7% to $27.7 million compared to $26.7 million for the six months ended June 30, 1999 primarily as a result of increased royalties and maintenance and other fees which were partially offset by decreased software license fees.

         General and administrative. General and administrative expenses increased 6.5% to $4.2 million and 12.0% to $8.2 million for three and six months ended June 30, 2000, respectively, compared to $3.9 million and $7.3 million for the comparable periods in 1999. General and administrative expenses include the cost of our executive, finance, human resources, information services, support services, administrative functions and general operations. As a percentage of total revenue, general and administrative expenses increased 2.0% to 29.5% and 2.2% to 29.6% for the quarter and six months ended June 30, 2000, respectively, compared to the same periods in 1999. The increases, quarter over quarter, were primarily due to certain administrative expenses, particularly rent and consulting fees. These increases were primarily as a result of the opening of our new Technology and Business Service Center in May of 2000 and consulting fees associated with our internal restructuring for cost control efficiencies. In addition, year to date increases included increased salary and benefits, insurance and depreciation, primarily resulting from hiring additional management and support staff to support the expansion of our processing center, new directors and officers insurance as a result of our IPO in May 1999 and depreciation related to our purchase of new computer hardware and software products. The increases for both the quarter and year to date were partially offset by decreased bonus expenses.

         Selling and marketing. Selling and marketing expenses decreased 14.8% to $5.7 million for the second quarter of 2000 and 4.0% to $11.9 million for the first half of 2000 compared to $6.7 million and $12.4 million for the three and six months ended June 30, 1999, respectively. Selling and marketing expenses include the cost of wages and commissions paid to our dedicated business development and bank sales force, travel costs of our sales force, recruiting for new sales and marketing personnel and marketing fees associated with direct and telemarketing programs. As a percentage of total revenue, selling and marketing expenses decreased 6.7% to 40.3% and 3.5% to 42.9% for the second quarter and first half of 2000, respectively, compared to 47.0% and 46.4% for the comparable periods in 1999. The decreases were primarily due to decreases in sales staff as a result of our recent focus on sales productivity per sales person, as opposed to a larger sales staff. This resulted in decreased commissions, training, recruiting and travel expenses. We also decreased our marketing, particularly telemarketing, primarily as a result of our recent focus on marketing more specifically to banks in targeted markets.

         Research and development. Research and development expenses increased 138.5% to $520,000 and 127.7% to $940,000 for the second quarter and first half of 2000, respectively, compared to $218,000 and $413,000 for the year earlier periods. These costs include the direct costs associated with developing new versions of the Business Manager system. The increases were primarily due to additional staff being dedicated to the research and development areas as we continue to enhance our Business Manager products and expand our new web portal BusinessManager.com which was rolled out May 1, 2000. As a percentage of total revenues, research and development expenses increased to 3.7% and

3.4% in the second quarter and first half of 2000, respectively, from 1.5% for both year earlier periods.

         Amortization. Amortization expenses increased 26.0% to $184,000 for the second quarter of 2000 compared to $146,000 in 1999 and decreased 2.2% to $369,000 for the first half of 2000 compared to $377,000 in 1999. These expenses include the cost of amortizing intangible assets including trademarks, associated costs of goodwill and debt issuance costs. The fluctuations were primarily related to debt issuance costs. In June of 1999, we reduced our long-term debt using proceeds from our IPO and private placement and cash from operations, resulting in a write-off of a portion of our unamortized debt issuance costs. Also as a result of the long-term debt reduction, we incurred new debt issuance costs in order to adjust the debt covenants in our credit facility. The quarter over quarter increase was primarily due to including a full quarter of amortization in the second quarter of 2000 compared to a partial quarter for the second quarter of 1999.

         Other operating expenses. Other operating expenses increased $416,000 to $347,000 and $418,000 to $427,000 for the three and six months ended June 30, 2000, respectively. Other operating expenses include property tax and other miscellaneous costs associated with providing support and services to our client banks. The increase was primarily due to the write-off of leasehold improvements and furniture related to leased space we vacated in May 2000 when our new Technology and Business Service Center opened.

         Operating income. As a result of the above factors, our operating income decreased 3.2% to $3.2 million and 5.2% to $5.9 million for the second quarter and first half of 2000, respectively, compared to $3.3 million and $6.2 million for the same periods in 1999. As a percentage of total revenue, operating income decreased to 22.8% and 21.2% for the second quarter and first half of 2000, respectively, compared to 23.4% and 23.2% for the same periods in 1999.

         Interest expense, net. Interest expense, net decreased 39.5% to $1.0 million and 36.9% to $2.3 million for the three and six months ended June 30, 2000, respectively, compared to $1.7 million and $3.6 million for the comparable periods in 1999. The decrease was primarily due to the reduction of our debt by approximately $42.2 million in May 1999 using proceeds from our IPO and private placement and $1.3 million at the end of the first quarter 2000 using excess cash from operations as required by a year-end excess cash provision in our debt agreement.

         Income tax provision. The income tax provision was approximately $860,000 and $1.4 million for the second quarter and first half of 2000, respectively, compared to $694,000 and $1.1 million for the same periods in 1999. As a percentage of income before taxes, the income tax provision was 39.0% for both the second quarter and first half of 2000.

         Extraordinary item. The extraordinary item represented the after tax write-off of a portion of the unamortized debt issuance costs as a result of paying down approximately $38.4 million in long-term debt using proceeds from our IPO and private placement in May 1999 and cash from operations.

LIQUIDITY AND CAPITAL RESOURCES

         Our primary sources of capital have historically been cash provided by operations and investment from stockholders. During the first six months of 2000 our operating activities provided cash of $2.7 million while we expended $3.2 million for investing activities, primarily for purchases of furniture, fixtures, equipment and software development, partially offset by proceeds from the sale of land and fixed assets. We expect that our cost of purchases of property and equipment will continue as we continue moving into our new Technology and Business Service Center and as we expand our processing and electronic commerce capabilities. We currently estimate that total capital expenditures for 2000 will be approximately $6.0 million of which $4.5 million is directly related to our new service center.

         Cash used in financing activities totaled $5.4 million for the first half of 2000. This consisted of $5.6 million in repayments of long-term debt which included $1.3 million for an excess cash payment provision and a $3.0 million optional early payment that was partially offset by proceeds from the exercise of employee stock options.

         In April of 1999, we entered into an agreement to sell a plot of land adjacent to our headquarters for $1.4 million in a sale-leaseback transaction. The sale of the land was recorded in May 2000 upon the completion of the construction.

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

         The credit facility included term loans with balances as of June 30, 2000 of $19.6 million and $28.2 million, and also provides for a revolving line of credit in the amount of $15.0 million, including a $3.0 million sublimit for swing line advances and a $2.0 million sublimit for standby letters of credit. There was no outstanding balance on the revolving line of credit at June 30, 2000. The credit facility bears interest in accordance with a grid pricing formula based on the achievement of various financial ratios. The formula calls for advances to bear interest ranging from 1.00% to 2.50% above prime rate or 2.25% to 3.75% above the Eurodollar rate.

         The $19.6 million loan is generally repayable in quarterly installments of $576,000 through September 30, 2000 and then increase annually from $864,000 beginning December 31, 2000 to $1.4 million beginning December 31, 2003 until maturity (August 7, 2004). The $28.2 million loan is repayable in equal quarterly installments of $72,000 until December 31, 2004, at which time the required quarterly payments increase to $3.2 million until December 31, 2005 and $4.2 million until maturity (August 7, 2006). The revolver has an annual commitment fee and matures August 7, 2004. As of June 30, 2000, we had $19.6 million outstanding at 9.17%, $28.2 million outstanding at 9.92%, and no outstanding letters of credit.

         The credit facility is secured by a pledge of all of our assets and imposes financial covenants and requirements on us and contains limitations on our ability to sell material assets, redeem capital stock and pay dividends, among other actions.

         As of June 30, 2000, we had a working capital deficit of approximately $1.6 million compared to working capital of approximately $1.5 million as of December 31, 1999. The change in working capital resulted primarily from decreases in short-term borrowings, accrued liabilities and cash partially offset by decreases in accounts receivable and increases in accounts payable. The decrease in cash was primarily due to a $3.0 million optional early principal payment on the long-term portion of our term debt we made on June 29, 2000. We believe that future operating cash flows will be sufficient to meet our working capital and capital expenditure requirements for the next twelve months.

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

NOTE REGARDING FORWARD LOOKING INFORMATION

         This interim report contains several "forward-looking statements" concerning our operations, prospects, strategies and financial condition, including its future economic performance, intent, plans and objectives, and the likelihood of success in developing and expanding its business. These statements are based upon a number of assumptions and estimates which are subject to significant uncertainties, many of which are beyond our control. Words such as "may," "would," "could," "will," "expect," "anticipate," "believe," "intend," "plan," and "estimate" are meant to identify such forward-looking statements. Actual results may differ materially from those expressed or implied by such forward-looking statements. The Company assumes no obligation to update this information. Factors that could cause actual results to differ materially are discussed in our filings with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended December 31, 1999, and include, among other factors, the timely development and market acceptance of products and technologies and competitive market conditions.

INFLATION

         We do not believe that inflation has had a material effect on our results of operation. There can be no assurance, however, that our business will not be affected by inflation in the future.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company is subject to market risk from exposure to changes in interest rates based on our financing and cash management activities. Our exposure relates primarily to our long-term debt obligations which expire in 2004 and 2006. In the event that interest rates associated with these debt obligations were to increase 100 basis points, the annual impact on future cash flows would be approximately $478,000.

                           PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits

                   3.1   - Amended and Restated Charter of the Company
                           (incorporated by reference to exhibit 3.1 to the Company's registration statement on Form S-1)

                   3.2   - Amended and Restated By-laws of the Company
                           (incorporated by reference to exhibit 3.2 to the Company's registration statement on Form S-1)

                  27.1   - Financial Data Schedule (for SEC use only)

         (b)      Reports on Form 8-K

                  No reports on Form 8-K were filed by the Company during the three months ended June 30, 2000.

                 SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    PRIVATE BUSINESS, INC.
                                         (Registrant)



Date: August 11, 2000                By: /s/  Kevin M. McNamara
      ---------------                    ---------------------------------------
                                         Kevin M. McNamara
                                         Chief Executive Officer

Date: August 11, 2000                By: /s/ Fred P. Read
      ---------------                    ---------------------------------------
                                         Fred P. Read
                                         Chief Financial Officer