Form 10-Q
period 2000-09-30
PRIVATE BUSINESS INC
filed 2000-11-14
CIK 1069469

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 2000

                        Commission file number 000-25959

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

                               (1) Yes [x] No [ ]
                               (2) Yes [x] No [ ]

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

                  Class                      Outstanding as of November 3, 2000
                  -----                      ----------------------------------

       Common Stock, no par value                    27,510,167  shares

                             PRIVATE BUSINESS, INC.

                                    FORM 10-Q

                      FOR QUARTER ENDED SEPTEMBER 30, 2000

                                      INDEX

                                                                                  Page No.
Part I - Consolidated Financial Statements

         Item 1 -- Consolidated Balance Sheets as of September 30, 2000
                       and December 31, 1999                                       3

                   Consolidated Statements of Operations for the three
                       months ended September 30, 2000 and 1999                    4

                   Consolidated Statements of Operations for the nine
                       months ended September 30, 2000 and 1999                    5

                   Consolidated Statements of Cash Flows for the nine
                       months ended September 30, 2000 and 1999                    6

                   Notes to Consolidated Financial Statements                      7 - 8

         Item 2 -- Management's discussion and analysis of
                        financial condition and results of operations             9 - 17

         Item 3 -- Quantitative and qualitative disclosures
                        about market risk                                         18

Part II - Other Information

         Item 6 -- Exhibits and reports on Form 8-K                               19

Signatures                                                                        20

                             Private Business, Inc.
                           Consolidated Balance Sheets



                             (dollars in thousands)

                                                              September 30,  December 31,
                                 Assets                           2000          1999
                                                                --------      --------
                                                               (unaudited)
Current Assets:
       Cash and cash equivalents                                $     46      $  5,953
       Restricted cash                                                --         5,240
       Accounts receivable                                         6,597         6,883
       Accounts receivable - other                                   273            90
       Deferred tax asset                                            451           979
       Other current assets                                        1,820         1,594
                                                                --------      --------
             Total current assets                                  9,187        20,739
                                                                --------      --------

Property and Equipment, net                                       14,221        11,875

Other Assets:
       Software development costs, net                               506           401
       Deferred tax asset                                            159           715
       Intangible and other assets, net                            5,043         5,480
                                                                --------      --------
             Total other assets                                    5,708         6,596
                                                                --------      --------
                                                                $ 29,116      $ 39,210
                                                                ========      ========

                 Liabilities and Stockholders' Deficit

Current Liabilities:
       Accounts payable                                         $  3,044      $  3,077
       Accrued liabilities                                         3,078         4,831
       Deferred revenue                                              879         1,895
       Current portion of long-term debt                           3,743         4,231
       Other payable                                                  --         5,240
                                                                --------      --------
             Total current liabilites                             10,744        19,274
                                                                --------      --------

Long-Term Debt, net of current portion                            43,371        49,122
Other Liabilities                                                    133            --

Stockholders' Deficit:
       Common stock, no par value; 100,000,000 shares
             authorized; issued and outstanding, 27,510,167
             in 2000 and 27,393,148 in 1999                           --            --
       Additional paid-in capital                                (22,548)      (22,706)
       Accumulated deficit                                        (2,584)       (6,480)
                                                                --------      --------
             Total stockholders' deficit                         (25,132)      (29,186)
                                                                --------      --------
                                                                $ 29,116      $ 39,210
                                                                ========      ========



                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                             Private Business, Inc.
                Consolidated Statements of Operations - Unaudited
                 Three Months Ended September 30, 2000 and 1999

                                                 2000        1999
                                                -------     -------
                                               (in thousands, except
                                                  per share data)
Revenues:
       Royalties                                $12,661     $13,158
       Software license                             534         606
       Maintenance and other                      1,588       1,499
                                                -------     -------
                                                 14,783      15,263
Operating Expenses:
       General and administrative                 3,180       4,125
       Selling and marketing                      6,891       7,180
       Research and development                     487         260
       Amortization                                 199         173
       Other operating                               78         112
                                                -------     -------
                                                 10,835      11,850
                                                -------     -------

Operating Income                                  3,948       3,413

Other Expenses:
       Interest expense, net                      1,166       1,274
                                                -------     -------
Income Before Income Taxes                        2,782       2,139

Income Tax Provision                              1,085         736
                                                -------     -------
Net Income                                        1,697       1,403

Preferred Stock Dividends and Accretion              --          --
                                                -------     -------
Net Income Available to Common Shareholders     $ 1,697     $ 1,403
                                                =======     =======
Earnings Per Share:
       Basic                                    $  0.06     $  0.05
                                                =======     =======
       Diluted                                  $  0.06     $  0.05
                                                =======     =======

Weighted Average Common Shares Outstanding:
       Basic                                     27,467      27,216
                                                =======     =======
       Diluted                                   27,692      28,336
                                                =======     =======


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                             Private Business, Inc.
                Consolidated Statements of Operations - Unaudited
                  Nine Months Ended September 30, 2000 and 1999

                                                           2000        1999
                                                          -------     -------
                                                         (in thousands, except
                                                            per share data)
Revenues:
       Royalties                                          $36,177     $35,950
       Software license                                     1,637       1,968
       Maintenance and other                                4,619       4,001
                                                          -------     -------
                                                           42,433      41,919
Operating Expenses:
       General and administrative                          11,367      11,435
       Selling and marketing                               18,752      19,538
       Research and development                             1,427         673
       Amortization                                           568         550
       Other operating                                        506         121
                                                          -------     -------
                                                           32,620      32,317
                                                          -------     -------
Operating Income                                            9,813       9,602

Other Expenses:
       Interest expense, net                                3,425       4,852
                                                          -------     -------
Income Before Taxes and Extraordinary Item                  6,388       4,750

Income Tax Provision                                        2,491       1,835
                                                          -------     -------
Income Before Extraordinary Item                            3,897       2,915

Extraordinary Item: early extinguishment of debt, net
       of income taxes of $256                                 --         418
                                                          -------     -------
Net Income                                                  3,897       2,497

Preferred Stock Dividends and Accretion                        --       2,029
                                                          -------     -------
Net Income Available to Common Shareholders               $ 3,897     $   468
                                                          =======     =======
Earnings Per Share:
       Basic                                              $  0.14     $  0.03
                                                          =======     =======
       Diluted                                            $  0.14     $  0.02
                                                          =======     =======
Weighted Average Common Shares Outstanding:
       Basic                                               27,452      18,002
                                                          =======     =======
       Diluted                                             27,900      19,188
                                                          =======     =======





                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                             Private Business, Inc.
                Consolidated Statements of Cash Flows - Unaudited
                  Nine Months Ended September 30, 2000 and 1999


                             (dollars in thousands)

                                                                                   2000          1999
                                                                                  -------      --------
Cash Flows from Operating Activities:
       Net income                                                                 $ 3,897      $  2,497
       Adjustments to reconcile net income to net cash provided by operating activities:
                   Depreciation and amortization                                    2,443         1,946
                   Deferred taxes                                                   1,084         1,615
                   Write-off of debt issuance cost                                     --           418
                   Loss on sale and writeoff of fixed assets                          263            --

       Changes in assets and liabilities:
             Accounts receivable                                                      103          (805)
             Other current assets                                                    (226)         (184)
             Other noncurrent assets                                                   85          (586)
             Accounts payable                                                         (33)         (761)
             Accrued and other liabilities                                         (1,616)       (1,370)
             Deferred revenue                                                      (1,016)         (558)
             Other noncurrent liabilities                                             238            --
                                                                                  -------      --------
                         Net cash provided by operating activities                  5,222         2,212
                                                                                  -------      --------
Cash Flows from Investing Activities:
       Additions to property and equipment                                         (5,726)       (2,475)
       Software development costs                                                    (319)         (224)
       Proceeds from sale of land and fixed assets                                    997            --
       Payment on note receivable                                                      --             7
                                                                                  -------      --------
                         Net cash used in investing activities                     (5,048)       (2,692)
                                                                                  -------      --------
Cash Flows from Financing Activities:
       Payments on long-term debt                                                  (6,239)      (40,108)
       Proceeds from sale of common stock, net of issuance cost                        --        42,284
       Proceeds from exercise of employee stock options                               158           157
                                                                                  -------      --------
                         Net cash (used in) provided by  financing activities      (6,081)        2,333
                                                                                  -------      --------
Net change in cash                                                                 (5,907)        1,853
Cash at beginning of period                                                         5,953           285
                                                                                  -------      --------
Cash at end of period                                                             $    46      $  2,138
                                                                                  =======      ========
Supplemental Cash Flow Information:
       Cash paid for income taxes during the period                               $   137      $     67
                                                                                  =======      ========
       Cash paid for interest during the period                                   $ 3,745      $  4,984
                                                                                  =======      ========
Supplemental Non-Cash Disclosures:
       Dividends accrued on preferred stock                                            --      $  2,029
                                                                                  =======      ========
       Preferred stock and accrued dividends converted to common stock                 --      $ 63,911
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

B. Net Income Per Share

         Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the year. Diluted earnings per share is computed by dividing net income by the weighted average number of common and common equivalent shares outstanding during the year, which includes the additional dilution related to conversion of stock options as computed under the treasury stock method for the three and nine months ended September 30, 2000 and 1999.

         The following table represents information necessary to calculate earnings per share for the three and nine months ended September 30, 2000 and 1999:

                                                                   Three Months           Nine Months
                                                                  Ended Sept. 30,        Ended Sept. 30,
                                                                -------------------     -------------------
(in thousands)                                                   2000        1999        2000        1999
                                                                -------     -------     -------     -------
Net income available to common stockholders                     $ 1,697     $ 1,403     $ 3,897     $   468
                                                                =======     =======     =======     =======
Weighed average common shares outstanding                        27,467      27,216      27,452      18,002
Plus additional shares from common stock equivalent shares:
   Options                                                          225       1,120         448       1,186
                                                                -------     -------     -------     -------
Adjusted weighted average common shares outstanding              27,692      28,336      27,900      19,188
                                                                =======     =======     =======     =======


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

D. Comprehensive Income

      Comprehensive income for the nine months ended September 30, 2000 was comprised solely of net income. The only component of comprehensive income for the nine months ended September 30, 1999, in addition to net income, consisted of accretion on preferred stock of approximately $17,000.

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

                             PRIVATE BUSINESS, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS
                  NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

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

                                            Third Quarter            Year to Date
                                          ------------------      ------------------
                                           2000        1999        2000        1999
                                          ------      ------      ------      ------
Revenue:
       Royalties                            85.7%       86.2%       85.3%       85.8%
       Software license                      3.6%        4.0%        3.8%        4.7%
       Maintenance and other                10.7%        9.8%       10.9%        9.5%
                                          ------      ------      ------      ------
                                           100.0%      100.0%      100.0%      100.0%
Operating Expenses:
      General and administrative            21.5%       27.0%       26.8%       27.3%
      Selling and marketing                 46.6%       47.0%       44.2%       46.6%
      Research and development               3.3%        1.7%        3.4%        1.6%
      Amortization                           1.4%        1.1%        1.3%        1.3%
      Other operating                        0.5%        0.8%        1.2%        0.3%
                                          ------      ------      ------      ------
                                            73.3%       77.6%       76.9%       77.1%

Operating Income                            26.7%       22.4%       23.1%       22.9%

Other Expenses:
      Interest expense, net                  7.9%        8.4%        8.0%       11.6%
                                          ------      ------      ------      ------
Income Before Income Taxes
      and Extraordinary Item                18.8%       14.0%       15.1%       11.3%

Income Tax Provision                         7.3%        4.8%        5.9%        4.3%
                                          ------      ------      ------      ------
Net Income Before
       Extraordinary Item                   11.5%        9.2%        9.2%        7.0%

Extraordinary Item: early extinguish-
     ment of debt, net of tax                  0           0           0         1.0%
                                          ------      ------      ------      ------
Net Income                                  11.5%        9.2%        9.2%        6.0%

Preferred Stock Dividends and
   Accretion                                   0           0           0         4.9%
                                          ------      ------      ------      ------
Net Income Available to
    Common Shareholders                     11.5%        9.2%        9.2%        1.1%
                                          ======      ======      ======      ======

         Royalties. Royalties decreased 3.8% to $12.7 million for the third quarter of 2000 and increased 0.6% to $36.2 million for the first nine months of 2000 compared to $13.2 million and $36.0 million for the third quarter and first nine months of 1999, respectively. The decrease for the third quarter was primarily due to a reduction in the total funding through our Business Manager program to $1.5 billion for the third quarter of 2000, compared to $1.6 billion for the third quarter of 1999. The increase in royalties for the first nine months primarily resulted from additional funding through Business Manager which increased 2.3% to $4.6 billion compared to $4.5 billion for the first three quarters of 1999. For the year, the average royalty revenue per funding bank was $41,200, a 7.0% increase over the $38,500 average for the first nine months of 1999. This increase was partially offset by a decrease in the average fee realized on total funding. As a percentage of total revenue, royalties accounted for 85.7% for the third quarter of 2000 compared to 86.2% for 1999 and 85.3% for the first nine months of 2000 compared to 85.8% for 1999.

         Software License. Software license fees decreased 11.9% to $534,000 and 16.8% to $1.6 million for the third quarter and first nine months of 2000, respectively, compared to $606,000 and $2.0 million for the comparable periods for 1999. The decrease was primarily due to a decrease in the number of new software license agreements entered into during 2000 compared to 1999. We believe the decrease was due to several contributing factors, including our recent focus on marketing more specifically to banks in targeted areas where we wish to better penetrate and support the small business market, the fact that as we increase our market penetration, it becomes more difficult to add new license agreements from the smaller universe of potential bank clients and increased competition. Software license fees accounted for 3.6% and 3.8% of total revenues for the three months and nine months ended September 30, 2000, respectively, compared to 4.0% and 4.7% for the comparable periods in 1999.

         Maintenance and other. Maintenance and other fees increased 5.9% to $1.6 million for the three months ended September 30, 2000 and 15.4% to $4.6 million for the first nine months of 2000, compared to $1.5 million and $4.0 million for the comparable periods for 1999. The increase was primarily attributable to increases in our insurance, processing services and leasing products. Insurance increased 5.5% to $907,000 and 19.2% to $2.8 million for the third quarter and first three quarters of 2000, respectively, compared to $860,000 and $2.4 million for the comparable periods in 1999. The increase was primarily as a result of increased participation by client banks and small businesses in our credit and fraud insurance programs. Our processing services fee increased 122.1% to $128,000 for the third quarter of 2000 and 16.9% to $253,000 for the first three quarters of 2000, compared to $58,000 and $216,000, respectively, for the comparable periods in 1999. The increase was primarily as a result of more of our client banks utilizing our processing services. Equipment leasing, which began during the third quarter of 1999, contributed approximately $74,000 and $253,000 in new fees for the third quarter and first nine months of 2000, respectively. Maintenance and other fees accounted for 10.7% and 10.9% of total revenues for the third quarter and first nine months of 2000, respectively, compared to 9.8% and 9.5% for the comparable periods in 1999.

         Total revenues. Total revenues for the third quarter of 2000 decreased 3.1% to $14.8 million compared to $15.3 million for the third quarter of 1999 primarily as a result of decreased royalties and software license fees which were partially offset by increased maintenance and other fees. Total revenues for the nine months ended September 30, 2000 increased 1.2% to $42.4 million compared to $41.9 million for the nine months ended September 30, 1999 primarily as a result of increased royalties and maintenance and other fees which were partially offset by decreased software license fees.

         General and administrative. General and administrative expenses decreased 22.9% to $3.2 million and 0.6% to $11.4 million for three and nine months ended September 30, 2000, respectively, compared to $4.1 million and $11.4 million for the comparable periods in 1999. General and administrative expenses include the cost of our executive, finance, human resources, information and support services, administrative functions and general operations. As a percentage of total revenue, general and administrative expenses decreased 5.5% to 21.5% and 0.5% to 26.8% for the quarter and nine months ended September 30, 2000, respectively, compared to the same periods in 1999. The decrease, quarter over quarter, was primarily due to lower compensation expense as a result of fewer employees. These decreases were partially offset by certain administrative expenses, particularly rent and depreciation, increasing as a result of the opening of our new Technology and Business Service Center in May of 2000. The decreases were also offset by increased consulting fees associated with our internal restructuring for cost control efficiencies and new directors and officers insurance resulting from our IPO in May 1999.

         Selling and marketing. Selling and marketing expenses decreased 4.0% to $6.9 million for the third quarter of 2000 and 4.0% to $18.8 million for the first nine months of 2000 compared to $7.2 million and $19.5 million for the three and nine months ended September 30, 1999, respectively. Selling and marketing expenses include the cost of wages and commissions paid to our dedicated business development and bank sales force, travel costs of our sales force, recruiting for new sales and marketing personnel and marketing fees associated with direct and telemarketing programs. As a percentage of total revenue, selling and marketing expenses decreased 0.4% to 46.6% and 2.4% to 44.2% for the third quarter and first nine months of 2000, respectively, compared to 47.0% and 46.6% for the comparable periods in 1999. The decreases were primarily due to decreases in sales staff as a result of our recent focus on sales productivity per sales person, as opposed to a larger sales staff. This resulted in decreased commissions, training, recruiting and travel expenses. We also decreased our marketing, particularly telemarketing, primarily as a result of our recent focus on marketing more specifically to banks in targeted markets.

         Research and development. Research and development expenses increased 87.5% to $487,000 and 112.2% to $1.4 million for the third quarter and first nine months of 2000, respectively, compared to $260,000 and $673,000 for the year earlier periods. These costs include the direct costs associated with developing new versions of the Business Manager system. The increases were primarily due to additional staff being dedicated to the research and development areas as we continue to enhance our Business

Manager products and expand our new web portal BusinessManager.com which was introduced May 1, 2000. As a percentage of total revenues, research and development expenses increased to 3.3% and 3.4% in the third quarter and first nine months of 2000, respectively, compared to 1.7% and 1.6% for the year earlier periods.

         Amortization. Amortization expenses increased 15.0% to $199,000 and 3.2% to $568,000 for the third quarter and first nine months of 2000, respectively, compared to $173,000 and $550,000 for the comparable periods in 1999. These expenses include the cost of amortizing intangible assets including trademarks, associated costs of goodwill and debt issuance costs. The increase was primarily related to debt issuance and software development costs. In June of 1999, we reduced our long-term debt using proceeds from our IPO and private placement and cash from operations, resulting in a write-off of a portion of our unamortized debt issuance costs. Also as a result of the long-term debt reduction, we incurred new debt issuance costs in order to adjust the debt covenants in our credit facility.

         Other operating expenses. Other operating expenses decreased $34,000 to $78,000 and increased $385,000 to $506,000 for the three and nine months ended September 30, 2000, respectively. Other operating expenses include property tax and other miscellaneous costs associated with providing support and services to our client banks. The increase for the year was primarily due to the write-off of leasehold improvements and furniture related to leased space we vacated in May 2000 when our new Technology and Business Service Center opened.

         Operating income. As a result of the above factors, our operating income increased 15.7% to $3.9 million and 2.2% to $9.8 million for the third quarter and first nine months of 2000, respectively, compared to $3.4 million and $9.6 million for the same periods in 1999. As a percentage of total revenue, operating income increased to 26.7% and 23.1% for the third quarter and first nine months of 2000, respectively, compared to 22.4% and 22.9% for the same periods in 1999.

         Interest expense, net. Interest expense, net decreased 8.5% to $1.2 million and 29.4% to $3.4 million for the three and nine months ended September 30, 2000, respectively, compared to $1.3 million and $4.9 million for the comparable periods in 1999. The decrease was primarily due to the reduction of our debt over and above our scheduled principal payments by approximately $42.2 million in May 1999 using proceeds from our IPO and private placement, $1.3 million at the end of the first quarter 2000 using excess cash from operations as required by a year-end excess cash provision in our debt agreement and an optional early payment of $3.0 million at the end of the second quarter 2000.

         Income tax provision. The income tax provision was approximately $1.1 million and $2.5 million for the third quarter and first nine months of 2000, respectively, compared to $736,000 and $1.8 million for the same periods in 1999. As a percentage of income before taxes, the income tax provision was 39.0% for both the third quarter and first nine months of 2000.

         Extraordinary item. The extraordinary item represented the after-tax write-off of a portion of the unamortized debt issuance costs as a result of paying down approximately $38.4 million in long-term debt using proceeds from our IPO and private placement in May 1999 and cash from operations.

LIQUIDITY AND CAPITAL RESOURCES

         Our primary sources of capital have historically been cash provided by operations, long-term debt and investment from stockholders. During the first nine months of 2000 our operating activities provided cash of $5.2 million while we expended $5.0 million for investing activities, primarily for purchases of furniture, fixtures, equipment and software development, partially offset by proceeds from the sale of land and fixed assets. We expect that our cost of purchases of property and equipment will continue as we expand our processing and electronic commerce capabilities. We currently estimate that total capital expenditures for 2000 will be approximately $6.0 million of which $4.5 million is directly related to our new service center.

         Cash used in financing activities totaled $6.1 million for the first three quarters of 2000. This consisted of $6.2 million in repayments of long-term debt, which included $1.3 million for an excess cash payment provision and a $3.0 million optional early payment. These repayments were partially offset by proceeds from the exercise of employee stock options.

         In April of 1999, we entered into an agreement to sell a plot of land adjacent to our headquarters for $1.4 million in a sale-leaseback transaction. The sale of the land was recorded in May 2000 upon the completion of the building housing our new service center and the beginning of a new long-term lease.

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

         The credit facility included term loans with balances as of September 30, 2000 of $19.0 million and $28.1 million, and also provides for a revolving line of credit in the amount of $15.0 million, including a $3.0 million sublimit for swing line advances and a $2.0 million sublimit for standby letters of credit. There was no outstanding balance on the revolving line of credit at September 30, 2000. The credit facility bears interest in accordance with a grid pricing formula based on the achievement of various financial ratios. The formula calls for advances to bear interest ranging from 1.00% to 2.50% above prime rate or 2.25% to 3.75% above the Eurodollar rate.

         The $19.0 million loan is generally repayable in quarterly installments of $864,000 through September 30, 2001 and then increase annually from $1.2 million beginning December 31, 2001 to $1.4 million beginning December 31, 2003 until maturity (August 7, 2004). The $28.1 million loan is repayable in equal quarterly installments of $72,000 until December 31, 2004, at which time the required quarterly payments increase to $3.2 million until September 30, 2005 and $4.2 million until June 30, 2006 with a final payment of $1.2 million due at maturity (August 7, 2006). The revolver has an annual commitment fee and matures August 7, 2004. As of September 30, 2000, we had $19.0 million outstanding at 9.19%, $28.1 million outstanding at 9.94%, and no outstanding letters of credit.

         The credit facility is secured by a pledge of all of our assets and imposes financial covenants and requirements on us and contains limitations on our ability to sell material assets, redeem capital stock and pay dividends, among other actions.

         As of September 30, 2000, we had a working capital deficit of approximately $1.6 million compared to working capital of approximately $1.5 million as of December 31, 1999. The change in working capital resulted primarily from decreases in the current portion of our borrowings, accrued liabilities and cash partially offset by decreases in accounts receivable and deferred tax assets. The decrease in cash was primarily due to the $1.3 million excess cash payment provision and the $3.0 million optional early principal payment on the long-term portion of our term debt. We believe that future operating cash flows will be sufficient to meet our working capital and capital expenditure requirements for the next twelve months.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company is subject to market risk from exposure to changes in interest rates based on our financing and cash management activities. Our exposure relates primarily to our long-term debt obligations which expire in 2004 and 2006. In the event that interest rates associated with these debt obligations were to increase 100 basis points, the annual impact on future cash flows would be approximately $471,000.

                           PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits

                      3.1    - Amended and Restated Charter of the Company
                               (incorporated by reference to exhibit 3.1 to the Company's registration statement on Form S-1)

                      3.2    - Amended and Restated By-laws of the Company
                               (incorporated by reference to exhibit 3.2 to the Company's registration statement on Form S-1)

                     27.1    - Financial Data Schedule (for SEC use only)

         (b) Reports on Form 8-K

             No reports on Form 8-K were filed by the Company during the three months ended September 30, 2000.

                 SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    PRIVATE BUSINESS, INC.
                                          (Registrant)



Date:    November 13, 2000          By: /s/ Kevin M. McNamara
      ---------------------             ----------------------------------------
                                        Kevin M. McNamara
                                        Chief Executive Officer



Date:    November 13, 2000          By: /s/ Fred P. Read
      ---------------------             ----------------------------------------
                                        Fred P. Read
                                        Chief Financial Officer