Form 10-K405
period 2000-12-31
PRIVATE BUSINESS INC
filed 2001-04-02
CIK 1069469

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

CHECK ONE:

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED] FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES ACT OF 1934 [NO FEE REQUIRED] FOR THE TRANSITION PERIOD FROM ______ TO _____.

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

         Yes     [ X ]       No    [  ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of registrant's voting stock held by non-affiliates of the registrant, computed by reference to the price at which the stock was sold, or average of the closing bid and asked prices, as of March 20, 2001 was $28,422,100.

         On March 20, 2001, 27,567,508 shares of the registrant's $0.01 par value Common Stock were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Registrant's definitive proxy statement for its 2001 annual meeting of stockholders are incorporated by reference into Part III, Items 10, 11, 12 and 13 of this Form 10-K.

                                     PART I

ITEM 1. BUSINESS.

MATERIAL 2001 CORPORATE DEVELOPMENTS

         New Chief Executive Officer. On February 1, 2001, Private Business, Inc. ("Private Business" or the "Company") announced that Thomas L. Black, a co-founder and former CEO of Private Business during its most rapid growth phase from 1991 to 1995, was named its Chief Executive Officer and President replacing Kevin M. McNamara and Jerry L. Cover, respectively. Mr. Black has been a director of the Company since its founding and most recently has been CEO of privately held Tecniflex, Inc. An employment agreement between Mr. Black and the Company has not yet been finalized, but will likely include salary and stock options. The former CEO, who will stay with the Company as a consultant, received a severance payment of $315,000 and stock options to purchase the Company's common stock.

         Intent to Merger with Towne Services, Inc. On March 13, 2001, Private Business announced that it signed a letter of intent to merge with Towne Services, Inc. ("Towne") through a merger of Towne into Private Business. The proposed merger is subject to customary closing conditions, including negotiation of a definitive merger agreement and approval of the shareholders of both companies. The agreement is to be structured as a tax-free exchange of shares of common stock of Private Business for Towne common stock, and is expected to close in the first half of 2001. It is anticipated that, following the merger, the existing shareholders of Private Business would own approximately 64% of the combined entity.

GENERAL

         Private Business was incorporated in Tennessee in 1990. We are a leading provider of technology-driven solutions that help community banks manage accounts receivable funding of small businesses. The Company's principle product, Business Manager(R), is based on software, targeted marketing services and online electronic transaction processing provided through a large client network of banks nationwide. This Internet-based e-commerce solution provides cash flow to thousands of small businesses across the U.S. by enabling them to sell their receivables to their community bank. All small business customers utilizing the Company's Business Manager electronic commerce solution currently go through www.BusinessManager.com, the Company's business-to-business Internet portal, to conduct daily transactions. The Company's principal executive offices are located at 9010 Overlook Blvd, Brentwood, Tennessee 37027, and its telephone number at that address is (615) 221-8400.

         The Business Manager solution enables our network of over 1,100 client banks to purchase accounts receivable from their small business customers. The banks then process, bill and track those receivables on an ongoing basis. As a major component of our solution, we work with client banks to design, implement and manage the sale of Business Manager accounts receivable financing services to their small business customers. We also outsource, for some of our client banks, application hosting and transaction processing by using the Business Manager software in our Technology and Business Service Center ("Service Center") and by providing transaction processing services from our facilities. Business Manager uses Windows(R)-based technology and is easy-to-use, flexible and scalable. Client banks and small business customers are able to transmit information and obtain reports electronically through our Internet portal, BusinessManager.com. BusinessManager.com is also an electronic gateway through which our customers access various business tools that help them manage their business.

         Business Manager has been endorsed by the American Bankers Association, through its subsidiary, the Corporation for American Banking, since 1994. The American Bankers Association employs a due diligence process in endorsing products, including conducting interviews with banks and customers regarding the product. Only 17 companies have the American Bankers Association's endorsement, and Business Manager is the only product of its type that has received the endorsement.

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

         Typically, we provide our services under exclusive long-term contracts with client banks with terms ranging from three to five years with automatic renewals for a predefined term thereafter. We receive initial fees for set-up and royalty payments equal to a percentage of every receivable purchased by the banks from their small business customers. During 2000, approximately 85% of our revenue resulted from royalty payments.

         During 2000, our network of client banks purchased approximately $6.1 billion of accounts receivable from approximately 7,800 small businesses.

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

         Financing for Small Businesses. Dun & Bradstreet tracks approximately
11.6 million small businesses in the U.S. with less than $25 million of annual sales. Private Business believes that approximately 4.5 million of these businesses are potential prospects for the Business Manager system based on their size, industry and receivables patterns. We believe that, for many of these small businesses, the need for working capital is a significant obstacle to growth, and that these businesses spend much time, money and effort on receivables and cash management. Many of these small businesses are growing rapidly and are financially sound, but are not eligible for sufficient traditional bank financing. Traditional banks may be unwilling to provide financing to small businesses for a number of reasons such as the particular small business's lack of credit history or the industry or geographic areas in which a particular small business operates. In other cases, businesses have reached their bank's credit limit for traditional bank financing.

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

STRATEGY

         We intend to grow our business by implementing the following strategies:

         Expand into Additional Metropolitan Areas. We intend to expand our Business Development Managers into more major metropolitan markets. Metropolitan markets tend to have a large number of small businesses in a more concentrated area. These markets have been virtually untapped by Business Manager and enable us to pursue small businesses that are not necessarily customers of our existing client banks. Though Private Business typically offers these financing opportunities through community banks, we also work with regional and national funding sources to provide financing if our client banks are unable to participate.

         Expand Electronic Commerce Services. We are expanding our electronic commerce services by utilizing implementation consultants, enhancing our Internet communications infrastructure and marketing our electronic commerce services. Our implementation consultants work directly with our client banks and their small business customers to implement browser-based electronic communications between the small business and the bank through our Internet server. We continue to upgrade our Internet communications infrastructure to improve security, scalability, redundancy and availability. We are also continuing to market our capabilities in every new sale of Business Manager to increase adoption of our electronic commerce solution. To date, approximately 450 banks and 2,600 small business customers use these services.

         Continue to Broaden Products and Services Offerings. We are successfully using our sales and distribution channel to offer new products and services to our network of over 1,100 client banks. For example, we continue to enhance our Internet business portal, BusinessManager.com, to encompass the basic business functions that every small business engages in daily. Many of our bank clients are electing to "co-brand" (by adding the bank's logo and colors) the portal we have built and extend its availability to all of their commercial customers via a link from the bank's website. This channel expansion will enable us to get our Business Manager products in front of more small businesses. We will continually look at products and services that are a strategic fit in our business model. Currently, over 1,800 businesses transact business daily thorough our portal.

         Pursue Strategic Acquisitions and Alliances. The market for financial services offered to small businesses through community banks is fragmented, and our industry is still in its formative stage. We believe there is an opportunity for strategic transactions such as acquisitions, alliances or other partnerships to broaden our product portfolio and assist us in delivering our services efficiently. We will continue to evaluate and pursue strategic transactions to better position our business.

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

         As of December 31, 2000, we employed approximately 115 full-time Business Development Managers, including 10 Regional Managers. Each Business Development Manager is responsible for 1 to 15 banks, depending on bank size and market potential, with the typical Business Development Manager responsible for 7 banks. The Business Development Manager and the client bank work together, using the market analysis, to develop a prospect list of the bank's small business customers who would be likely Business Manager users. The master prospect list is prioritized, and, together, the client bank and a Business Development Manager approach the businesses on that list. As a follow-up, a Business Development Manager periodically contacts small business customers on the system to help the client bank retain their small business customers.

         Business Manager Software. We develop, update and support the Business Manager software, a Windows-based software package, installed at our client banks and in our Service Center, that enables banks to purchase and manage accounts receivable from their small business customers. Business Manager provides over 60 detailed reports to keep the client bank and the small business owner informed about the performance and aging of the receivables. In addition, Business Manager's software enables the client bank to periodically confirm customers' receivables balances for risk control purposes.

         Processing Services. Our Service Center can perform for the client bank and its small business customers all the processing and service functions that would normally be performed by the client bank's operations staff. With this option, the Service Center provides all data entry, account set-up, batch processing, lock box maintenance, preparation and mailing of statements and confirmation letters, invoicing and response to customer service inquiries. The client bank retains the decision-making responsibility for credit underwriting and for monitoring the small businesses' daily financial transaction activity.

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

         - Repurchase Obligation. The small business maintains ultimate responsibility for accounts receivable collection. Receivables that age beyond a designated period (typically 90 days) are repurchased by the small business. Client banks may require additional collateral and personal guarantees to secure the repurchase obligation.

         Credit and Fraud Insurance. Our insurance brokerage subsidiary offers two insurance products for the Business Manager solution. Both products are primarily underwritten by CNA Credit, an affiliate of CNA Financial Corporation and one of the nation's major multi-line insurers. Accounts receivable credit insurance protects the client bank and/or its small business customers from default in payment of the receivable. Fraud insurance protects the client bank from two types of fraudulent acts by the client banks' small business customers: fraudulent invoices and diversion of customer payments.

TRAINING AND SUPPORT

         We conduct a variety of training activities for our client banks. This training is designed to give bank personnel detailed operating knowledge of the Business Manager solution and the roles that both bank and our personnel play in the system's success for a particular client bank.

         An initial two-day training session is conducted approximately 35 times per year at our corporate training center and approximately 24 times per year at various regional locations by experienced members of our training and bank services departments. These sessions encompass training for both bank credit officers and for process coordinators who operate the Business Manager software. Process coordinators receive detailed instruction and practical training in effective utilization of the Business Manager software. Credit officers learn how Business Manager relationships are developed as well as how they are underwritten, documented, and monitored. Newly licensed banks send both a credit officer and a process coordinator to this training prior to implementation of the program. Banks may send additional personnel to these sessions for training or re-training at any time. In addition, both beginning and advanced software training for bank process coordinators is offered throughout the year at various locations around the country.

         Other bank credit officers and relationship managers periodically receive training in the business development and risk control aspects of the program, either at the bank site or at mini-conferences held at various locations around the country.

         In addition to training, we offer a variety of support services to our client banks, including:

         - Support Services. We maintain a technical support department that handles approximately 99,000 calls annually and is available five days a week from 7 am to 7 pm (Central Time) to field questions from client banks and small business customers and resolve any problems that may be encountered during processing.

         - Field Support. Our regionally placed field support technicians visit client banks periodically to examine their processing procedures, and they are available for on-site troubleshooting.

         - Implementation Consultants. We have implementation consultants that help banks and small business customers set up secure Internet connections for the transmittal of information from the business to BusinessManager.com then to the processing facility in the bank or to our own processing and service center. These consultants also assist small business customers in facilitating electronic communication between their accounting systems and the processing facilities.

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

         Our dedicated bank sales force targets community banks and banks with a strong commercial presence. These sales professionals utilize our database marketing tools to provide a detailed analysis of small businesses that are likely candidates for the Business Manager product in the prospect bank's market area.

         Once a bank contracts to utilize Business Manager, one of our approximately 105 Business Development Managers works with the bank, combining the bank's customer list with our prospect analysis, to create a prioritized master prospect list. Our Business Development Managers and our network of banks together form a channel for the sale of Business Manager to small businesses.

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

         CUSTOMERS AND CONTRACTS

         As of December 31, 2000, Business Manager was licensed to over 1,100 banks. No client bank contributed more than five percent of our revenue in 1998, 1999 or 2000. Our network of client banks purchased approximately $6.1 billion of accounts receivable from approximately 7,800 small businesses.

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

         If an existing client bank wishes to outsource its processing services to Private Business, the bank enters into a processing addendum to the original agreement. The processing addendum provides for set-up fees and transaction processing fees. The processing addendum includes a confidentiality provision with respect to all information received from the client bank relating to the small business customer and its accounts. Some new client banks now enter into an agreement that provides for processing from the outset. The terms of the agreement are very similar to those as set out above.

         We also provide client banks with a standard form Business Manager agreement to be used between the client bank and its small business customers. Private Business is not a party to this agreement, but the general form of the agreement provides that the bank will purchase up to a set amount of the small business's accounts receivable for the face amount less a discount. The Business Manager agreement provides that the bank will establish an interest-bearing reserve account for the benefit of the small business and will deposit a portion (generally between 10 percent and 20 percent) of the face amount of each receivable purchased into such reserve account. The agreement further provides that the bank may require the small business to repurchase all or any portion of any receivable if any minimum payment remains unpaid after a designated period (generally 90 to 120 days). These agreements have a term of one year and are automatically extended for additional one year periods, but may be terminated without penalty by either party upon 60 days written notice.

TECHNOLOGY

         The Business Manager software program is a PC-based system written primarily in Smalltalk(R). Private Business has developed two versions of Business Manager, a field version used by client banks and an in-house version used in our processing and service center. Both versions of the software are 32-bit, enabling them to run on Windows 95/98(R) and NT/2000(R). For reporting, both versions use Seagate's Crystal Reports (R) report writer.

         The field version runs in stand-alone mode or supports multiple users on Novell or Microsoft NT networks, and runs on standard PC's with no additional hardware or software requirements other than an Internet connection. Upgrades to the field version are released periodically and generally no less than annually.

         The in-house version supports larger numbers of concurrent users. Computers from Sun, running the Solaris UNIX operating system, provide the increased capacity. Additionally, this version provides Internet-based reporting to our Service Center customers.

         Our bank and small business customers exchange business transaction information via our Internet-based Business to Business (B2B) Electronic Commerce system. This web-based B2B system is compatible with businesses running Windows and other operating systems like UNIX or Macintosh. Portions of this system run on Windows NT-based servers, with the balance running on Sun servers using Oracle databases.

         The Company's Internet connection is provided through two separate telecommunications service providers for reliability and performance.

COMPETITION

         The market for small business financial services continues to be intensely competitive, fragmented and rapidly changing. We believe that we compete effectively as a result of our highly trained and motivated sales force as well as the functionality of Business Manager.

         We face primary competition from companies offering products similar to Business Manager to banks. Only a limited number of companies offer solutions similar to Business Manager. We believe that we are the largest of such companies offering these services in terms of revenue, number of client banks and size of our dedicated sales force.

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

         We expect that competition will increase as other established and emerging companies enter the accounts receivable financing market, as new products and technologies are introduced and as new competitors enter the market, some of which may market via the Internet. In addition, as we develop new services, we may begin competing with companies with whom we have not previously competed. Increased competition may result in price reductions, lower profit margins and loss of our market share, any of which could materially adversely affect our business, financial condition and operating results.

EMPLOYEES

         At March 15, 2001, we employed 375 people, 10 of whom were part-time employees. We have 138 employees involved in direct sales, marketing and business development activities.

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

         Primary Dependence on One Product. We currently derive substantially all of our revenues from the sale of Business Manager, with approximately 4% of our revenues derived from new agreements with client banks and approximately 85% derived from royalties based on accounts receivables purchased by our bank clients from small businesses. We expect to continue to derive significant revenues from this product and related services. If total revenues derived from Business Manager decline, we may not have sufficient other products or services to replace that lost revenue, so any events that adversely impact Business Manager could adversely impact our business. We cannot be certain that we will be able to continue to successfully market and sell Business Manager to both banks and their small business customers or that problems will not develop with Business Manager that could materially impact our business.

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

         Potential Inability to Manage Growth of Business. Our business has the potential to grow in size and complexity. If our management is unable to manage growth effectively, our business, operating results and financial condition could be adversely affected. Our past growth has placed, and any additional growth would be expected to continue to place, a significant strain on our management, systems and operational resources. We anticipate that continued growth, if any, will require us to recruit, hire and retain new managerial, finance, sales, marketing and support personnel. We cannot be certain that we will be successful in recruiting, hiring or retaining such personnel. Our ability to compete effectively and to manage our future growth, if any, will depend on our ability to maintain and improve operational, financial, and management information systems on a timely basis and to expand, train, motivate and manage our work force. If we continue to grow, we cannot be certain that our personnel, systems, procedures and controls will be adequate to support our operations.

         Also, one element of our growth strategy is to actively evaluate and pursue strategic acquisitions of and alliances with businesses that are complementary to the Company's. We cannot be certain that we will be able to integrate fully any such acquisitions or alliances with our existing operations or otherwise implement our growth strategy.

         Intended Expansion of Offered Products and Services May Lower Our Overall Profit Margin. Part of our business strategy is to expand our offering of products and services. We believe that we can provide these services profitably, but such services may generate a lower profit margin than our current products and services. As a result, by offering additional products and services, we may lower our overall profit margin. Although gross revenues would likely increase, the lowering of our profit margin may be viewed negatively by the stock market, possibly resulting in a reduction in our stock price.

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

         We expect that competition will increase as other established and emerging companies enter the accounts receivable financing market, as new products and technologies are introduced and as new competitors enter the market. In addition, as we develop new services, we may begin competing with companies with whom we have not previously competed. Increased competition may result in price reductions, lower profit margins and loss of our market share, any of which could have a material adverse effect on our business, operating results and financial condition.

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

         A Large Percentage of Our Common Stock is Owned by Our Executive Officers, Directors and Their Affiliates. As of December 31, 2000, our executive officers, directors and their affiliates beneficially owned approximately 82% of the outstanding shares of common stock. As a result, these stockholders are able to control all matters requiring stockholder approval and, thereby, the Company's management and affairs. Matters that typically require stockholder approval include, among others, the election of directors, the approval of mergers or consolidations and the sale of all or substantially all of the Company's assets. This concentration of ownership may delay, deter or prevent acts that would result in a change of control of the Company, which in turn could possibly reduce the market price of our common stock.

         Our Charter, Bylaws and Tennessee Law Contain Provisions that Could Discourage a Takeover. Our charter, bylaws and Tennessee law contain provisions that could make it more difficult for a third party to obtain control of the Company. For example, our charter provides for a staggered board of directors, restricts the ability of stockholders to call a special meeting and prohibits stockholder action by written consent. Our bylaws allow the board to expand its size and fill any vacancies without stockholder approval. In addition, the Tennessee Business Corporation Act contains provisions such as the Tennessee Business Combination Act and the Tennessee Greenmail Act which impose restrictions on stockholder actions.

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

ITEM 2.  PROPERTIES.

         The Company owns a 36,000 square foot modern corporate office building in Brentwood, Tennessee, situated on approximately 5.1 acres of land. This building houses the Company's executive offices as well as administration/operations and other staffs. In early 1999, the Company sold approximately 8.1 acres of undeveloped land adjacent to the corporate office to a developer who constructed a new building. In March 2000, the Company signed a ten year lease for approximately 45,000 square feet of office space in this building for processing, insurance and other staff offices.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The common stock of the Company is currently traded on the NASDAQ Small-Cap Market System under the designation "PBIZ". As of March 20, 2001, there were approximately 2,169 shareholders of record. The following table sets forth representative bid quotations of the common stock for each quarter since the Company's initial public offering of its common stock on May 26, 1999 as provided by NASDAQ. The following bid quotations reflect interdealer prices without retail mark-ups, mark-downs or commissions, and may not necessarily represent actual transactions.

                                        BID QUOTATIONS
                                        --------------

For the year ended           HIGH                               LOW
                             ----                               ---
December 31, 1999

2nd Quarter                  $12.50                             $8.63
3rd Quarter                  $10.63                             $3.94
4th Quarter                  $5.063                             $1.88

For the year ended           HIGH                               LOW
                             ----                               ---
December 31, 2000

1st Quarter                  $ 5.13                             $3.44
2nd Quarter                  $ 3.22                             $1.50
3rd Quarter                  $ 2.75                             $1.00
4th Quarter                  $ 1.50                             $0.38

         The Company has not paid any cash dividends on its common stock in 1999 and 2000. The Company intends to retain its earnings to finance growth and development of its business and does not expect to pay any cash dividends in the foreseeable future. The Company's credit facility prohibits the payment of cash dividends on the common stock during the term of the current loan outstanding.

ITEM 6.  SELECTED FINANCIAL DATA.

         The following selected financial data below is derived from the audited consolidated financial statements of the Company and should be read in conjunction with those financial statements, including the related notes thereto. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                                              YEAR ENDED DECEMBER 31,
                                                  --------------------------------------------------------------------------
                                                                   (In thousands, except per share data)
                                                    2000             1999             1998              1997          1996
                                                  --------         --------         ---------         -------        -------
Statement of operations data:
Revenues                                          $ 56,466         $ 57,558         $  50,805         $43,660        $33,988
                                                  ========         ========         =========         =======        =======
Operating income                                  $ 12,793         $ 13,459         $   1,516         $14,304        $ 9,187
                                                  ========         ========         =========         =======        =======
Income (loss) from operations before
   income taxes and extraordinary item            $  8,234         $  7,418         $  (2,046)        $14,017        $ 9,187
Income tax provision (benefit)                       3,211            1,645            (2,585)            743            582
Extraordinary item                                       0              418                 0               0              0
                                                  --------         --------         ---------         -------        -------
Net income                                           5,023            5,355               539          13,274          8,605
Preferred stock dividends and accretion                  0           (2,029)           (2,204)              0              0
                                                  --------         --------         ---------         -------        -------
Net income (loss) available to common
  stockholders                                    $  5,023         $  3,326         $  (1,665)        $13,274        $ 8,605
                                                  ========         ========         =========         =======        =======
Earnings (loss) per common share (diluted)        $   0.18         $   0.16         $   (0.10)        $  0.65        $  0.42
                                                  ========         ========         =========         =======        =======
BALANCE SHEET DATA (AT YEAR END):
Cash and cash equivalents                         $  1,891         $  5,953         $     285         $ 4,816        $ 6,391
Working capital (deficit)                           (1,765)           1,465            (7,834)          2,772          2,851
Total assets                                        30,219           39,210            31,596          20,995         16,386
Long-term debt, net of current  portion             42,148           49,122            90,375           4,078            846
Redeemable convertible preferred stock                   0                0            59,707               0              0
Total shareholders' equity (deficit)               (23,966)         (29,186)         (139,291)          8,643          8,128

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

         We generate revenues from three main sources:

         - royalties earned on client bank purchases of small business accounts receivable,

         -        software license fees from new client banks, and

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

         Software license fees consist of two components: the license fee and customer training and support fee. These are one-time fees that we receive upon the initial licensing of our Business Manager program to a community bank. Our license agreements are executed with terms ranging from three to five years and are renewable for subsequent terms. We recognize revenues from the license fee at the time of initiation of the agreement and the customer training and support fee ratably over the twelve-month service period subsequent to signing the license agreement. Software license fees for new agreements range from approximately $5,000 to $150,000 and are generally based on the asset size of the client bank.

         Maintenance fees and other revenues include several ancillary products and services we provide to client banks. Annual software maintenance fees are generated from our client banks starting on the first anniversary date of the Business Manager license agreement and annually thereafter. These revenues are recognized ratably over a twelve month period beginning on the first anniversary date of the agreement. Additionally, since 1995, we have brokered, through our Private Business Insurance subsidiary, credit and fraud insurance products from a national insurance company. We earn fees based on a percentage of the premium that is paid to the insurance company. We also provide a standard set of forms that client banks may purchase and use in the normal course of administering the Business Manager program. Revenues related to these forms are recognized in the period that they are shipped to the client bank. We offer processing services to our client banks for an additional fee based on the volume of transactions processed through the system. We have also developed some industry focused applications for the medical and dental markets. We also offer an equipment leasing program for use by small business customers where we receive a one time license fee, an annual fee from the client bank and a fee from the leasing company based on a percentage of the cost of the equipment being leased by the small business customer.

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, the percentage relationship of the identified consolidated statement of operations items to total revenues.



                                               Year ended December 31,
                                         ----------------------------------
                                          2000          1999          1998
                                         -----         -----         -----
Revenues:
   Royalties                              84.6%         85.1%         86.2%
   Software license                        3.6           4.6           5.8
   Maintenance and other                  11.8          10.3           8.0
                                         -----         -----         -----
         Total revenues                  100.0         100.0         100.0
Operating expenses:
   General and administrative             31.1          27.2          26.4
   Selling and marketing                  41.9          46.2          40.3
   Research and development                1.9           1.6           1.7
   Amortization                            1.5           1.3           0.9
   Other operating                         1.0           0.3           0.6
   Recapitalization charges                  0             0          27.1
                                         -----         -----         -----
         Total operating expenses         77.4          76.6          97.0
                                         -----         -----         -----
Operating income                          22.6          23.4           3.0
Other expenses:
   Interest expense                        8.1          10.5           6.7
   Minority interest                         0             0           0.3
                                         -----         -----         -----
         Total other expenses              8.1          10.5           7.0
                                         -----         -----         -----
Income (loss) before income taxes
  and extraordinary item                  14.5          12.9          (4.0)
Income tax provision (benefit)             5.7           2.9          (5.1)
                                         -----         -----         -----
Net income before extraordinary
  item                                     8.8          10.0           1.1
Extraordinary item                         0.0           0.7           0.0
                                         -----         -----         -----
Net income                                 8.8%          9.3%          1.1%
                                         =====         =====         =====

YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999

         Royalties. Royalties decreased $1.2 million, or 2.4%, to $47.8 million for the year ended December 31, 2000 compared to $49.0 million for the year ended December 31, 1999. The decrease was primarily due to a decrease in the average fee realized on total funding. Total funding through the Business Manager program for both 2000 and 1999 remained unchanged at approximately $6.1 billion. While total funding remained unchanged, the average revenue per funding bank client increased 5.7% to approximately $55,000 in 2000 compared to $52,000 in 1999. The increase was primarily due to an increase in the average amount funded per bank client. As a percentage of total revenue, royalties decreased to 84.6% for the year ended December 31, 2000, from 85.1% for the year earlier period, primarily as a result of a greater increase in maintenance and other revenues during the same period.

         Software license. Software license fees decreased 23.5% to $2.0 million for the year ended December 31, 2000, compared to $2.7 million for the year ended December 31, 1999. The decrease was primarily due to a decrease in the number of new software license agreements entered into during 2000 compared to 1999. We believe that new software license agreements have decreased as a result of several contributing factors, including our focus on marketing more specifically to banks in targeted areas where we wish to penetrate the small business market, the fact that as we increase our penetration into a market, it becomes more difficult to add new license agreements from the smaller universe of potential bank clients and increased competition. Software license fees accounted for 3.6% of total revenues for the year ended December 31, 2000, compared to 4.6% for the year earlier period primarily as a result of the decrease in fees discussed above and more rapid growth in maintenance and other revenues.

         Maintenance and other. Maintenance and other revenues increased approximately $728,000, or 12.3%, to $6.6 million for the year ended December 31, 2000 compared to $5.9 million for the year ended December 31, 1999. Insurance fees increased approximately $486,000, or 14.9%, to $3.7 million for the year ended December 31, 2000 compared to $3.3 million for 1999. This increase was primarily attributable to increased participation by client banks and small businesses in our credit and fraud insurance programs. Processing fees increased approximately $301,000 to $594,000 in 2000 from $292,000 in 1999. This increase resulted primarily from increased marketing of our processing capabilities which resulted in increased utilization of our processing services by our client banks. Equipment leasing fees, which began in 1999, generated approximately $381,000 in fees in 2000 compared to $232,000 in 1999 while other miscellaneous revenues decreased 9.7% to $1.9 million in 2000 from $2.1 million in 1999. As a percentage of total revenues, maintenance and other revenue increased to 11.8% for the year ended December 31, 2000, from 10.3% for the year ended December 31, 1999.

         Total revenues. As a result of the foregoing revenue categories, total revenues decreased 1.9% to $56.5 million for the year ended December 31, 2000, compared to $57.6 million for the year ended December 31, 1999.

         General and administrative. General and administrative expenses increased 12.2% to $17.6 million for the year ended December 31, 2000, compared to $15.6 million for the year ended December 31, 1999. General and administrative expenses include the cost of our executive, finance, human resources, information services, support services, administrative functions and general operations. The increase was primarily due to certain administrative expenses, particularly depreciation, rent and legal and professional fees, increasing as a result of opening our Technology and Business Service Center. Legal and professional fees increased primarily as a result of increased consulting fees associated with our internal restructuring for cost control efficiencies and new directors and officers insurance resulting from our IPO in May of 1999. As a percentage of total revenues, general and administrative expenses increased 3.9% to 31.1% for the year ended December 31, 2000 from 27.2% for the year ended December 31, 1999. During the fourth quarter 2000, we expensed $1.4 million of discretionary management bonuses related to our 2000 performance.

         Selling and marketing. Selling and marketing expenses decreased 11.1% to $23.6 million for the year ended December 31, 2000, compared to $26.6 million for the year ended December 31, 1999. Selling and marketing expenses include cost of wages and commissions paid to our dedicated business development and bank sales force, travel costs of the dedicated sales force, recruiting for new sales and marketing personnel and marketing fees associated with direct and telemarketing programs. The decrease was primarily due to decreases in sales staff as a result of our recent focus on sales productivity per sales person. This focus resulted in decreased commissions, training, recruiting and travel expenses. We also decreased our marketing programs, particularly telemarketing, as a result of marketing more specifically to banks in targeted markets. As a percentage of total revenues, selling and marketing expenses decreased 4.3% to 41.9% for the year ended December 31, 2000, compared to 46.2% for the year ended December 31, 1999.

         Research and development. Research and development expenses increased 16.0% to $1.1 million for the year ended December 31, 2000, compared to approximately $923,000 for the previous year ended December 31, 1999. These costs include the direct costs associated with developing new versions of the Business Manager system. The increase was primarily due to additional staff being dedicated to the research and development area to enhance our Business Manager products and our web portal BusinessManager.com which was introduced in May of 2000. As a percentage of total revenues, research and development expenses increased to 1.9% for the year ended December 31, 2000 from 1.6% for the year ended December 31, 1999. During the fourth quarter 2000, we refined our method of estimating the amount of research and development costs that are capitalizable as software development costs. As a result of these refinements, we capitalized approximately $588,000 of research and development costs in the fourth quarter 2000. Software development costs capitalized during the first three quarter of 2000 was approximately $322,000.

         Amortization. Amortization expenses increased 12.4% to approximately $836,000 for the year ended December 31, 2000, compared to approximately $744,000 for the previous year. These expenses include the cost of amortizing intangible assets including trademarks and the associated costs of goodwill and debt issuance costs related to our recapitalization in 1998. The increase was primarily due to new debt issuance costs and increased software development costs in 2000 compared to 1999.

         Other operating expenses. Other operating expenses include property taxes and other miscellaneous costs associated with providing support and services to our client banks. Other operating expenses increased approximately $377,000 for the year ended December 31, 2000, to approximately $563,000. The increase was primarily due to the write-off of leasehold improvements and furniture related to leased space we vacated in May 2000 when our new Technology and Business Service Center opened.

         Operating income. As a result of the above factors, our operating income decreased 4.9% to $12.8 million for the year ended December 31, 2000, compared to $13.5 million for the previous year period.

         Interest expense, net. Interest expense, net decreased $1.4 million to $4.6 million for the year ended December 31, 2000, compared to $6.0 million in 1999. The decrease was primarily due to the reduction of our revolver and a portion of the term loans over and above the scheduled principal payments by approximately $42.2 million in May 1999 using proceeds from our IPO and private placement, $1.3 million at the end of the first quarter 2000 using excess cash from operations as required by a year-end excess cash provision in our debt agreement and an optional early payment of $3.0 million at the end of the second quarter 2000.

         Income tax provision. The income tax provision was $3.2 million for the year ended December 31, 2000, compared to $1.6 million for the year ended December 31, 1999. As a percentage of income before taxes, the income tax provision was 39% for 2000 and 20.6% for 1999. The 1999 tax provision includes a $1.3 million tax benefit based on the final 1998 S Corporation tax return filed in 1999. We converted to a C Corporation from an S Corporation during 1998. This benefit was recognized as additional equity that the S Corporation stockholders contributed to the C Corporation.

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


         LIQUIDITY AND CAPITAL RESOURCES

                  Our primary sources of capital have historically been cash provided by operations and investment from stockholders. During 2000, our operating activities provided cash of $9.1 million while we expended $6.2 million in cash for investing activities primarily for purchases of furniture, fixtures, equipment and software development. Cash used in financing activities totaled $7.0 million for 2000, which consisted of repayments of long-term debt partially offset by proceeds from the employee stock purchase plan and the exercise of employee stock options.

                  On May 26, 1999, we completed our IPO and private placement of our common stock. We issued 5,002,500 shares in the IPO and 750,000 shares in the private placement at an offering price of $8.00 per share. As a result of the IPO, all preferred stock and accrued dividends on the preferred stock was converted into common shares. The net proceeds of approximately $42.2 million were used to pay down our revolver and a portion of the term loans under our credit facility.

                  In April of 1999, we entered into an agreement to sell a plot of land for $1.4 million, consisting of a note receivable of approximately $1.0 million and $400,000 in cash, adjacent to our headquarters in a sale-lease back transaction. A building was constructed which houses our Service Center. We incurred capital expenditures of $6.2 million and $3.1 million for 2000 and 1999, respectively, primarily for computer hardware and software products, leasehold improvements and furniture related to our center. We currently estimate that total capital expenditures for 2001 will be approximately $2.0 to $4.0 million primarily for hardware and software improvements to our in house computer systems.

                  Our credit facility includes term loans with current balances of $18.1 million and $28.0 million, and also provides for a revolving line of credit in the amount of $15.0 million, including a $3.0 million sublimit for swing line advances and a $2.0 million sublimit for standby letters of credit. The credit facility bears interest in accordance with a grid pricing formula based on the achievement of various financial ratios. The formula calls for advances to bear interest ranging from 1.00% to 2.50% above prime rate or 2.25% to 3.75% above the Eurodollar rate. The facility also includes a provision requiring early payment on the term loans if we have excess cash, as defined in the credit agreement, on hand at year end. At December 31, 2000, no excess cash payments were required.

                  The $18.1 million term loan is generally repayable in quarterly installments which increase annually from $864,000 beginning December 31, 2000 to $1.4 million beginning December 31, 2003 until maturity (August 7,
2004). The $28.0 million term loan is repayable in equal quarterly installments of $72,000 until December 31, 2004, at which time the required quarterly payments increase to $3.2 million until December 31, 2005 and $4.2 million until maturity (August 7, 2006). The revolver bears an annual commitment fee and matures August 7, 2004. As of December 31, 2000, we had $18.1 million outstanding at 8.97%, $28.0 million outstanding at 9.75%, and no outstanding draws against the revolver or letters of credit.

                  The credit facility is secured by a pledge of all of our assets and imposes financial covenants and requirements on us and contains limitations on our ability to sell material assets, redeem capital stock and pay cash dividends, among other actions. Effective for the quarter ending March 31, 2001, the financial covenants imposed by our credit facility increase significantly, which could result in violations of certain of these covenants. On March 30, 2001, we obtained an amendment to the credit facility which amends the financial covenants for all future periods. We expect to be in compliance with these amended covenants throughout 2001.

                  As of December 31, 2000, we had a working capital deficit of approximately $1.8 million compared to working capital of approximately $1.5 million as of December 31, 1999. The change in working capital resulted primarily from decreases in cash and accrued liabilities partially offset by decreases in accounts receivable. The decrease in cash was primarily due to the early payments we made during 2000 on our long-term debt of approximately $4.3 million. We believe that the existing cash available and future operating cash flows will be sufficient to meet our working capital, debt service and capital expenditure requirements for the next twelve months.

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

         RECENT ACCOUNTING PRONOUNCEMENT

                  In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133"), effective, as amended, for fiscal years beginning after June 15, 2000. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities. It requires all derivatives to be recognized in the balance sheet and to be measured at fair value. The Company adopted the provisions of SFAS No. 133 effective January 1, 2001, which had no effect on its consolidated financial statements.

         SEASONALITY

         We have generally realized lower revenues and income in the first quarter and, to a lesser extent, in the second quarter of the year. We believe that this is primarily due to a general slowdown in economic activity following the fourth quarter's holiday season and, more specifically, a decrease in purchased receivables by our client banks. Therefore, we believe that period-to-period comparisons of our operating results are not necessarily meaningful and that such comparison cannot be relied upon as indicators of our future performance. Due to the relatively fixed nature of costs such as personnel, facilities and equipment costs, a revenue decline in a quarter will typically result in lower profitability for that quarter.

         INFLATION

                  We do not believe that inflation has had a material effect on our results of operations. There can be no assurance, however, that our business will not be affected by inflation in the future.

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

         ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

                   We are subject to market risk from exposure to changes in interest rates based on our financing and cash management activities. Our exposure relates primarily to our long-term debt obligations which expire in 2004 and 2006. In the event that interest rates associated with these debt obligations were to increase 100 basis points, the impact on future cash flows would be approximately $461,000.

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

         ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                  ON ACCOUNTING AND FINANCIAL DISCLOSURE.

                  None.

                                    PART III

         ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

                  Information concerning directors and executive officers of the Company is incorporated by reference to the Company's definitive proxy statement (the "Proxy Statement") for the annual meeting of the stockholders to be held on May 15, 2001.

         ITEM 11.  EXECUTIVE COMPENSATION.

                  Executive compensation information is incorporated by reference to the Proxy Statement.

         ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                   MANAGEMENT.

                  Security ownership of certain beneficial owners and management information is incorporated by reference to the Proxy Statement.

         ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

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

         FINANCIAL STATEMENTS

         Report of Independent Public Accountants

         Consolidated Balance Sheets as of December 31, 2000 and 1999

         Consolidated Statements of Operations for the years ended December 31, 2000, 1999 and 1998

         Consolidated Statements of Stockholders' Deficit for the years ended December 31, 2000, 1999 and 1998

         Consolidated Statements of Cash Flows for the years ended
                  December 31, 2000, 1999 and 1998

         Notes to Consolidated Financial Statements


         FINANCIAL STATEMENT SCHEDULES

         Report of Independent Public Accountants

         Schedule II - Valuation and Qualifying Accounts

         No other schedules are required or are applicable.




         EXHIBITS

                  The Exhibits filed as part of the Report on Form 10-K are listed in the Index to Exhibits immediately following the signature page.

                         INDEX TO FINANCIAL STATEMENTS

         Report of Independent Public Accountants.................................................................   F-2

         Consolidated Balance Sheets as of December 31, 2000 and 1999.............................................   F-3

         Consolidated Statements of Operations for the years ended December 31, 2000, 1999 and 1998...............   F-4

         Consolidated Statements of Stockholders' Deficit for the years ended December 31, 2000, 1999 and 1998....   F-5

         Consolidated Statements of Cash Flows for the years ended December 31, 2000, 1999 and 1998...............   F-6

         Notes to Consolidated Financial Statements...............................................................   F-7

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

         To Private Business, Inc.:

                  We have audited the accompanying consolidated balance sheets of PRIVATE BUSINESS, INC. (a Tennessee corporation) and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' deficit and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

                  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Private Business, Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States.

                                           ARTHUR ANDERSEN LLP

         Nashville, Tennessee
         February 15, 2001

                     PRIVATE BUSINESS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2000 AND 1999

                                                                          2000             1999
                                                                        --------         --------
ASSETS                                                                    (DOLLARS IN THOUSANDS)
CURRENT ASSETS:
   Cash and cash equivalents ...................................        $  1,891         $  5,953
   Restricted cash .............................................               0            5,240
   Accounts receivable--trade, net of allowance for doubtful
      accounts of $10 and $87, respectively ....................           6,160            6,883
   Accounts receivable--other ..................................             193               90
   Deferred tax assets .........................................             274              979
   Other current assets ........................................           1,625            1,594
                                                                        --------         --------
         Total current assets ..................................          10,143           20,739
                                                                        --------         --------

PROPERTY AND EQUIPMENT, NET ....................................          13,972           11,875

OTHER ASSETS:
   Software development costs, net .............................             942              401
   Deferred tax assets .........................................             145              715
   Intangible and other assets, net ............................           5,017            5,480
                                                                        --------         --------
         Total other assets ....................................           6,104            6,596
                                                                        --------         --------
         Total assets ..........................................        $ 30,219         $ 39,210
                                                                        ========         ========

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
   Accounts payable ............................................        $  3,073         $  3,077
   Accrued liabilities .........................................           3,871            4,831
   Deferred revenue ............................................             933            1,895
   Current portion of long-term debt ...........................           4,031            4,231
   Other payable ...............................................               0            5,240
                                                                        --------         --------
         Total current liabilities .............................          11,908           19,274
                                                                        --------         --------
OTHER NONCURRENT LIABILITIES ...................................             129                0
LONG-TERM DEBT, net of current portion .........................          42,148           49,122
                                                                        --------         --------
         Total liabilities .....................................          54,185           68,396
                                                                        --------         --------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' DEFICIT:
   Common stock, no par value; 100,000,000 shares
      authorized and 27,510,167 and 27,393,148 shares issued and
      outstanding, respectively ................................               0                0
   Additional paid-in capital ..................................         (22,509)         (22,706)
   Accumulated deficit .........................................          (1,457)          (6,480)
                                                                        --------         --------
         Total stockholders' deficit ...........................         (23,966)         (29,186)
                                                                        --------         --------
         Total liabilities and stockholders' deficit ...........        $ 30,219         $ 39,210
                                                                        ========         ========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                     PRIVATE BUSINESS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


(in thousands, except per share data)                                  2000           1999             1998
- -------------------------------------------------------------------------------------------------------------
REVENUES:
   Royalties ................................................        $ 47,793       $ 48,987         $ 43,793
   Software license .........................................           2,039          2,665            2,947
   Maintenance and other ....................................           6,634          5,906            4,065
                                                                     --------       --------         --------
         Total revenues .....................................          56,466         57,558           50,805
                                                                     --------       --------         --------
OPERATING EXPENSES:
   General and administrative ...............................          17,554         15,643           13,397
   Selling and marketing ....................................          23,649         26,603           20,494
   Research and development .................................           1,071            923              862
   Amortization .............................................             836            744              443
   Other operating ..........................................             563            186              312
   Recapitalization charges .................................               0              0           13,781
                                                                     --------       --------         --------
         Total operating expenses ...........................          43,673         44,099           49,289
                                                                     --------       --------         --------
OPERATING INCOME ............................................          12,793         13,459            1,516
OTHER EXPENSES:
   Interest expense, net ....................................           4,559          6,041            3,405
   Minority interest ........................................               0              0              157
                                                                     --------       --------         --------
         Total other expenses ...............................           4,559          6,041            3,562
                                                                     --------       --------         --------
INCOME (LOSS) BEFORE INCOME TAXES AND
   EXTRAORDINARY ITEM .......................................           8,234          7,418           (2,046)
Income tax provision (benefit) ..............................           3,211          1,645           (2,585)
                                                                     --------       --------         --------
INCOME BEFORE EXTRAORDINARY ITEM ............................           5,023          5,773              539
Extraordinary item, loss on write-off of debt issuance costs,
   net of income taxes of $256 ..............................               0            418                0
                                                                     --------       --------         --------
NET INCOME ..................................................           5,023          5,355              539
Preferred stock dividends and accretion .....................               0         (2,029)          (2,204)
                                                                     --------       --------         --------
NET INCOME (LOSS) AVAILABLE TO COMMON
   STOCKHOLDERS .............................................        $  5,023       $  3,326         $ (1,665)
                                                                     ========       ========         ========
EARNINGS (LOSS) PER SHARE:
   Basic ....................................................        $   0.18       $   0.16         $  (0.10)
                                                                     ========       ========         ========
   Diluted ..................................................        $   0.18       $   0.16         $  (0.10)
                                                                     ========       ========         ========
PRO FORMA INFORMATION ASSUMING CONVERSION
   TO C CORP (Note 12):
   Net loss available to common
      stockholders ..........................................                                        $ (5,117)
                                                                                                     ========
   Basic ....................................................                                        $  (0.32)
                                                                                                     ========
   Diluted ..................................................                                        $  (0.32)
                                                                                                     ========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                     PRIVATE BUSINESS, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                                                                                         Retained
                                                                                      Additional         Earnings
                                                                        Common         Paid-in        (Accumulated
(in thousands)                                                          Stock          Capital           Deficit)           Total
- -----------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1997 ....................................         20,056         $   1,190         $ 7,453         $   8,643
    Net income through August 7, 1998 .........................              0                 0           6,828             6,828
    Common stock dividends ....................................              0                 0          (7,776)           (7,776)
    Payments to common stockholders in recapitalization .......         (9,928)         (131,988)         (6,505)         (138,493)
    Preferred stock dividends .................................              0                 0          (2,175)           (2,175)
    Comprehensive loss:
       1998 net loss for C Corp period ........................              0                 0          (6,289)           (6,289)
       Accretion on Preferred Stock ...........................              0                 0             (29)              (29)
                                                                                                         -------          --------
                                                                                                          (6,318)           (6,318)
                                                                        ------         ---------         -------          --------

Balance, December 31, 1998 ....................................         10,128          (130,798)         (8,493)         (139,291)
    Preferred stock dividends .................................              0                 0          (2,012)           (2,012)
    Issuance of stock .........................................          5,752            42,204               0            42,204
    Conversion of preferred stock .............................         11,249            63,911               0            63,911
    Exercise of stock options .................................            264               264               0               264
    Tax benefit of exercise of non-qualified stock options ....              0               400               0               400
    Equity contributed by former  S Corp stockholders .........              0             1,313          (1,313)                0
    Comprehensive income:
       1999 net income ........................................              0                 0           5,355             5,355
       Accretion on preferred stock ...........................              0                 0             (17)              (17)
                                                                                                        --------         ---------
                                                                                                           5,338             5,338
                                                                        ------         ---------        --------         ---------
Balance, December 31, 1999 ....................................         27,393           (22,706)         (6,480)          (29,186)
    Exercise of stock options .................................             83               158               0               158
    Tax benefit of exercise of non-qualified stock options ....              0                 6               0                 6
    Shares issued under employee stock purchase plan ..........             34                33               0                33
    Comprehensive income:
       2000 net income ........................................              0                 0           5,023             5,023
                                                                        ------         ---------        --------         ---------
Balance, December 31, 2000 ....................................         27,510         $ (22,509)       $ (1,457)        $ (23,966)
                                                                        ======         =========        ========         =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                     PRIVATE BUSINESS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

(in thousands)                                                         2000           1999             1998
- -------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income ..................................................        $  5,023       $  5,355         $    539
Adjustments to reconcile net income to net cash
   provided by (used in) activities:
      Write-off of debt issuance costs ......................               0            674                0
      Depreciation and amortization .........................           3,480          2,384            1,605
      Provision for bad debts ...............................               0             27                0
      Deferred taxes ........................................           1,275          1,342           (3,036)
      Minority interest .....................................               0              0              157
      Loss on disposal of fixed assets ......................             229              0                0
      Changes in assets and liabilities:
        Accounts receivable .................................             650         (1,321)            (123)
        Other current assets ................................             (31)          (291)            (369)
        Other assets ........................................              (3)          (452)          (1,852)
        Accounts payable ....................................              (4)           628            1,079
        Accrued liabilities .................................            (816)        (1,314)             936
        Deferred revenue ....................................            (962)           218             (162)
        Other noncurrent liabilities ........................             238              0                0
                                                                     --------       --------         --------
         Net cash provided by (used in) operating activities            9,079          7,250           (1,226)
                                                                     --------       --------         --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property and equipment ......................          (6,247)        (3,107)          (1,938)
   Software development costs ...............................            (910)          (298)            (229)
   Proceeds from sale of property and equipment .............             999            391                0
   Acquisition of minority interest .........................               0              0           (4,500)
   Payments received on notes receivable ....................               0              7               12
                                                                     --------       --------         --------
         Net cash used in investing activities ..............          (6,158)        (3,007)          (6,655)
                                                                     --------       --------         --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from long-term debt issuance ....................               0              0           95,000
   Repayments on note payable ...............................               0              0           (4,184)
   Repayments on long-term debt .............................          (7,174)        (2,623)            (875)
   Early extinguishment of long-term debt, net ..............               0        (38,420)               0
   Proceeds from sale of preferred stock, net ...............               0              0           59,678
   Payments to common stockholders in recapitalization ......               0              0         (138,493)
   Proceeds from sale of common stock, net ..................               0         42,204                0
   Proceeds from exercise of employee stock options .........             158            264                0
   Stock issued through employee stock purchase plan ........              33              0                0
   Dividends on common stock ................................               0              0           (7,776)
                                                                     --------       --------         --------
         Net cash (used in) provided by financing activities           (6,983)         1,425            3,350
                                                                     --------       --------         --------
NET CHANGE IN CASH ..........................................          (4,062)         5,668           (4,531)
CASH AND CASH EQUIVALENTS at beginning of year ..............           5,953            285            4,816
                                                                     --------       --------         --------
CASH AND CASH EQUIVALENTS at end of year ....................        $  1,891       $  5,953         $    285
                                                                     ========       ========         ========
SUPPLEMENTAL CASH FLOW INFORMATION:
   Cash payments for income taxes during period .............        $  1,037       $    250         $    852
                                                                     ========       ========         ========
   Cash payments of interest during period ..................        $  4,867       $  5,989         $  3,405
                                                                     ========       ========         ========
SUPPLEMENTAL NONCASH DISCLOSURES:

   Dividends accrued on preferred stock .....................        $      0       $  2,012         $  2,175
                                                                     ========       ========         ========
   Preferred stock and accrued dividends conversion to
     common stock ...........................................        $      0       $ 63,911         $      0
                                                                     ========       ========         ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                     PRIVATE BUSINESS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999


1.       ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

         Private Business, Inc. (the "Company") was incorporated under the laws of the state of Tennessee on December 26, 1990 for the purpose of developing, marketing and servicing a software package to be used by financial institutions to purchase and manage small business receivables. The Company operates primarily in the United States and its customers consist of banks of various sizes, primarily community banks. During 1998, the Company purchased the minority interests in three majority owned subsidiaries, Private Business Insurance, Inc. ("Insurance"), Private Business Processing, Inc. ("Processing") and Private Business Capital, Inc. ("Capital"). Insurance brokers credit and fraud insurance, which is underwritten through a third party, to its customers. Processing performs the outsourced Business Manager functions for various client banks. Capital is a dormant entity.

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

RESTRICTED CASH

         In connection with the recapitalization by the Company during 1998, the Company was required to maintain cash in escrow for payment to the buyers of the convertible preferred stock if claims arose in connection with the purchase and to the sellers of the common shares to the extent the escrow was not subject to such claims. The cash was held in escrow until the 30th day following the delivery of the Company's 1999 audited financial statements to the purchasers, at which time the balance of $5,489,000, including interest earned, was paid to the sellers of the common shares.

PROPERTY AND EQUIPMENT

         Property and equipment are recorded at cost. Depreciation is calculated using an accelerated method over 39 years for buildings, 5 to 10 years for furniture and equipment, 3 years for purchased software and the life of the lease for all leasehold improvements. Expenditures for maintenance and repairs are charged to expense as incurred, whereas expenditures for renewals and betterments are capitalized.

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

INTANGIBLE AND OTHER ASSETS

         Intangible and other assets consist primarily of the excess of purchase price over the fair value of the identifiable assets acquired for the minority share of Insurance purchased during 1998 and debt issuance costs associated with the bank debt acquired during 1998. The excess of the purchase price over the fair value of unidentifiable assets acquired (goodwill) is being amortized on a straight-line basis over a period of 20 years. Debt issuance costs are being amortized using the effective interest method over the respective terms of the bank loans.

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

  Software Licenses

         The Company licenses its software under automatically renewing agreements, which allows the licensees use of the software for the term of the agreement and each renewal period. The fee charged for this license is typically stated in the contract and is not inclusive of any postcontract customer support. The agreements typically do not allow for cancellation during the term of the agreement; therefore, the entire fee is non-refundable and is recognized at the time a contract is signed and executed and the software has been delivered. For agreements that do contain refund or cancellation provisions, the Company defers the entire fee until such refund or cancellation provisions lapse.

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

INCOME TAXES

         Prior to August 7, 1998, the Company was an S Corporation, which resulted in all federal tax liability flowing through to the stockholders. On August 7, 1998, the Company converted to a C Corporation, therefore, income earned from that date through December 31, 1998 is subject to federal income taxes. The income tax provisions recorded from January 1, 1998 through August 7, 1998 in the accompanying consolidated financial statements are for state income taxes.

         The Company accounts for income taxes under SFAS No. 109, Accounting for Income Taxes. Under the asset and liability method of SFAS No.109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the fiscal years in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

CONCENTRATION OF REVENUES

         Substantially all of the Company's revenues are generated from financial institutions that in turn provide cash management services to small and medium size organizations.

EARNINGS PER SHARE

         The Company applies the provisions of SFAS No. 128, Earnings per Share, which establishes standards for both the computing and presentation of basic and diluted EPS on the face of the consolidated statement of operations. Basic earnings per share have been computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during each year presented. Diluted earnings per common share have been computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding plus the dilutive effect of options outstanding during the applicable periods.

FAIR VALUE OF FINANCIAL INSTRUMENTS

         To meet the reporting requirements of SFAS No. 107, Disclosures About Fair Value of Financial Instruments, the Company calculates the fair value of financial instruments. At December 31, 2000 and 1999, there were no material differences in the book values of the Company's financial instruments and their related fair values.

LONG-LIVED ASSETS

         The Company applies the provisions of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of, to periodically evaluate the carrying value of its properties and other long-lived assets in relation to the future undiscounted cash flows of the related assets in order to assess recoverability.

COMPREHENSIVE INCOME

         During 1998, the Company adopted SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 requires that the changes in the amounts of certain items, including gains and losses on certain securities, be shown in the financial statements as a component of comprehensive income. The Company adopted the provisions of SFAS No. 130 on January 1, 1998.

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

USE OF ESTIMATES

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

RECENT ACCOUNTING PRONOUNCEMENT

         In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, effective, as amended, for fiscal years beginning after June 15, 2000. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities. It requires all derivatives to be recognized in the balance sheet and to be measured at fair value. The Company adopted the provisions of SFAS No. 133 effective January 1, 2001. Adoption of SFAS No. 133 had no effect on the Company's financial position.


2.       RECAPITALIZATION

         On August 7, 1998, the Company completed a series of transactions effectively resulting in a recapitalization of the Company. A summary of the transactions is as follows:


                 The Company acquired term loan debt from a bank in the amount of $93,429,311, net of debt issuance costs of $1,570,689.


                 The Company issued 5,624,404 shares of Series A Convertible Preferred Stock for $10.67 per share, or $60,000,000. Each share of convertible preferred stock was originally convertible into one share of common stock, but, as a result of the split of the common stock, became convertible into two shares of common stock. This split effectively adjusted the issuance price to $5.34 per share. The Company determined that the adjusted issuance price per share of $5.34 was the fair market value of the Company's common stock after the issuance of the debt. Costs associated with the issuance of these shares approximated $322,000 and were netted against additional paid-in capital in the accompanying consolidated financial statements.


                 The Company purchased 9,927,502 (49.5%) shares of the Company's common stock then outstanding for

                 $138,492,931 ($13.95 per share), which includes acquisition costs of approximately $152,000. The common stock was immediately retired. The entire consideration paid was reflected as cost of the common stock (which had an estimated fair market value of $9.88 per share prior to the issuance of the debt) and was reflected as a reduction of paid-in capital and undistributed earnings as of the recapitalization date.


                 The Company acquired the minority interests of Insurance for $4,500,000, which resulted in approximately $4,100,000 of goodwill being recorded.

         Taking into consideration the above events, the Company also adjusted the exercise prices for all stock options outstanding as of August 7, 1998. The adjusted exercise prices meet the criteria set forth in Emerging Issues Task Force 90-9, Changes to Fixed Employee Stock Option Plans as a Result of Restructuring, therefore, the repricing of the options did not result in a new measurement date and no additional compensation expense has been recorded in the accompanying consolidated financial statements. Furthermore, the Company's Board of Directors approved a special bonus to employees totaling approximately $10,000,000, which was included in recapitalization charges in the accompanying consolidated statement of operations for 1998. Also included in recapitalization charges were fees paid for various services performed relating to the recapitalization, including investment banking, legal and accounting services, which amounted to approximately $3,800,000.


3.       PROPERTY AND EQUIPMENT

                  Property and equipment are classified as follows:

(in thousands)                                                            2000             1999
- -------------------------------------------------------------------------------------------------

Building .......................................................        $  5,900         $  5,843
Land ...........................................................             770              770
Land under contract to be sold .................................               0            1,198
Purchased software .............................................           3,441            2,313
Leasehold improvements .........................................             737              287
Furniture and equipment ........................................          10,259            5,988
                                                                        --------         --------
                                                                          21,107           16,399
   Less accumulated depreciation ...............................          (7,135)          (4,524)
                                                                        --------         --------
                                                                        $ 13,972         $ 11,875
                                                                        ========         ========

         Depreciation expense was approximately $2,644,000, $1,640,000 and $981,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

         During April 1999, the Company entered into an agreement with an unrelated third party to sell a parcel of land adjacent to the Company's headquarters. The third party built an office building on this land, of which the Company agreed to lease approximately half of the available office space. As a result, the Company accounted for this transaction using the deposit method of accounting, as described in SFAS No. 98, Accounting For Leases. A portion of the sales price, $391,000, was received in cash from the third party and was deferred and included in the accompanying consolidated balance sheet in accrued liabilities as of December 31, 1999. The Company recorded the sale of the land upon the completion of the building in May 2000. The total gain on the sale of $153,000 is being amortized over the life of the lease.

4.  INTANGIBLE AND OTHER ASSETS

         Intangible and other assets consist of the following:


(in thousands)                                                                               2000          1999
- ----------------------------------------------------------------------------------------------------------------

Goodwill, net of accumulated amortization of $505 and $298, respectively ...........        $3,628        $3,835
Debt issuance costs, net of accumulated amortization of $563 and $339, respectively          1,007         1,127
Prepaid insurance, net of current portion ..........................................           102           367
Other, net .........................................................................           280           151
                                                                                            ------        ------
                                                                                            $5,017        $5,480
                                                                                            ======        ======

5.       ACCRUED LIABILITIES

                  Accrued liabilities consist of the following:


(in thousands)                                   2000          1999
- --------------------------------------------------------------------------------

Employee bonuses .......................        $1,791        $2,855
Commissions and other payroll costs ....           287           478
Accrued income taxes ...................           718            50
Other ..................................         1,075         1,448
                                                ------        ------
                                                $3,871        $4,831
                                                ======        ======

6.       SHORT-TERM BORROWINGS

         The Company has a secured revolving credit facility agreement in place with a bank that allows for the Company to draw up to a maximum of $15,000,000. The facility matures August 7, 2004 and is subject to the restrictive financial covenants discussed in Note 7. The interest rate is based on the Eurodollar or prime rate plus a margin. As of December 31, 2000 and 1999, there were no amounts drawn against this facility. Weighted average borrowings drawn against the facility during the years ended December 31, 2000 and 1999 were $125,000 and $1,000,000, respectively.

7.       LONG-TERM DEBT

                  Long-term debt consists of the following:


(in thousands)                                                                            2000             1999
- -----------------------------------------------------------------------------------------------------------------
Term Loan A with a bank, principal due quarterly; interest due monthly at the
   Eurodollar or bank prime rate plus a margin
   (8.97% at December 31, 2000); matures August 7, 2004 ........................        $ 18,138         $ 21,253
Term Loan B with a bank, principal due quarterly; interest due monthly at the Eurodollar or bank prime plus a margin
   (9.75% at December 31, 2000); matures August 7, 2006 ........................          28,041           32,100
                                                                                        --------         --------
                                                                                          46,179           53,353
   Less current portion ........................................................          (4,031)          (4,231)
                                                                                        --------         --------
                                                                                        $ 42,148         $ 49,122
                                                                                        ========         ========

         Term Loans A and B and the revolving credit facility are secured by substantially all assets of the Company and its subsidiaries. All three debt instruments include certain restrictive financial covenants related to maximum capital expenditures, minimum earnings before interest, taxes, depreciation and amortization ("EBITDA"), ratio of consolidated debt to EBITDA, interest coverage ratio and fixed coverage ratio. The debt agreement prohibits the Company from declaring and paying any cash dividends during the respective terms of the loans. As of December 31, 2000, the Company was in compliance with these covenants.

         The interest margin for the term loans above is determined by the lender based on the ratio of consolidated debt to EBITDA. The debt agreement also includes a provision requiring early payment on the term loans if the Company has excess cash, as defined in the credit agreement, on hand at year end. As of December 31, 2000, the Company was not required to make an excess cash payment.

         During 1999, the Company retired approximately $38,420,000 of debt early using the proceeds from its initial public stock offering. Early repayment of this debt resulted in the write-off of approximately $674,000 of related debt issuance costs. This amount, net of applicable income tax benefits of approximately $256,000, is included as an extraordinary item in the accompanying consolidated statement of operations.

         The annual maturities of long-term debt as of December 31, 2000, are as follows:


(in thousands)
- ---------------------------------------------------------------------------------------------------------------------------
2001.............................................................................................         $        4,031
2002.............................................................................................                  5,038
2003.............................................................................................                  5,614
2004.............................................................................................                  7,776
2005.............................................................................................                 13,972
Thereafter.......................................................................................                  9,748
                                                                                                          --------------
                                                                                                          $       46,179
                                                                                                          ==============

8.       INCOME TAXES

         Income tax provision (benefit) consisted of the following for the three years ended December 31, 2000:

(in thousands)                                         2000         1999           1998
- ----------------------------------------------------------------------------------------
Current income tax expense ..................        $ 1,936       $    47       $   451
Conversion from S Corp to C Corp status .....              0             0        (1,054)
Deferred tax expense (benefit) ..............          1,275         1,342        (1,982)
                                                     -------       -------       -------
Income tax expense (benefit), net ...........        $ 3,211       $ 1,389       $(2,585)
                                                     =======       =======       =======

         For the first seven months of 1998, the Company, as a S Corp, had income before taxes of approximately $7,300,000 for which a state tax provision of approximately $451,000 was recorded. At the time of conversion from an S Corp to a C Corp, the Company recorded a net deferred tax asset of approximately $1,054,000 for the temporary differences that existed as of the conversion date. For the last five months of 1998, the Company, as a C Corp, had a taxable loss of approximately $5,300,000, resulting in an income tax benefit of approximately $1,982,000. A reconciliation of the tax expense (benefit) from the U.S. federal statutory rate to the effective rate for the years ended December 31, 2000 and 1999 and for the C Corp period ended December 31, 1998 is as follows:

(in thousands)                                                                2000          1999            1998
- -------------------------------------------------------------------------------------------------------------------
Tax expense (benefit) at U.S. federal statutory rate ................        $2,800        $ 2,293         $(3,264)
State tax expense (benefit), net of reduction to federal taxes ......           326            267            (279)
Expenses not deductible .............................................            79             92           1,561
Other ...............................................................             6         (1,263)              0
                                                                             ------        -------         -------
Income tax expense (benefit), net ...................................        $3,211        $ 1,389         $(1,982)
                                                                             ======        =======         =======

         The $1,263,000 benefit reflected as other for 1999 in the rate reconciliation above relates primarily to the recognition of the actual deferred tax benefit accruing to the C Corp based on the final 1998 S Corp tax return filed in 1999. Accordingly, the benefit has been recognized as additional equity that the S Corp stockholders contributed to the C Corp. As a result, the accompanying consolidated statement of stockholders' equity reflects a reclassification of $1,313,000 from accumulated deficit to additional paid-in capital during the year ended December 31, 1999.

         All tax provisions for the first seven months of 1998 were state income tax provisions.

         Significant components of the Company's deferred tax liabilities and assets, using a tax rate of 38% at December 31, 2000 and 1999 are as follows:


(in thousands)                                        2000             1999
- ----------------------------------------------------------------------------
Current assets (liabilities):
   Deferred revenue ........................        $   354         $   720
   Software development costs ..............           (358)           (152)
   Reserves on assets ......................             27              50
   Liabilities not yet deductible ..........            251             361
                                                    -------         -------
        Deferred tax assets, current .......            274             979
Noncurrent assets (liabilities):
   Net operating loss carryforwards ........              0             515
   Other ...................................            145             200
                                                    -------         -------
        Deferred tax assets, noncurrent ....            145             715
                                                    -------         -------
        Total net deferred tax assets ......        $   419         $ 1,694
                                                    =======         =======

         The tax benefit associated with the exercise of stock options reduced income taxes payable by $6,000 in 2000 and $400,000 in 1999, and was reflected as an increase in additional paid-in capital in the accompanying consolidated statements of stockholders' deficit.

9.       STOCK SPLIT AND INITIAL PUBLIC OFFERING

         On May 14, 1999, the Board of Directors of the Company approved a 2-for-1 common stock split in the form of a stock dividend. All shares and per share amounts have been retroactively restated for all periods presented to reflect this stock split.

           On May 28, 1999, the Company completed an initial public offering of 5,002,500 shares of common stock at $8.00 per share. Also, 750,000 shares were issued at that time in a private placement to certain directors and stockholders at $8.00 per share. Proceeds totaled $42,204,000, net of issuance costs of $3,816,000. The proceeds of this offering were used to reduce debt and fund operations.

10.      CONVERTIBLE PREFERRED STOCK

         On August 7, 1998, the Company sold 5,624,404 shares of Series A Convertible Preferred Stock for a total of $60,000,000. The preferred stock was entitled to dividends, in preference to the holders of any and all other classes of capital stock of the Company, at a rate of $0.96 per share of preferred stock per annum commencing on the date of issuance. Subsequent to the initial public offering, all outstanding shares of preferred stock were converted to 11,248,802 shares of common stock at two shares of common stock for each share of preferred stock. Unpaid accrued dividends totaling $4,186,406 were also contributed to common stock capital upon conversion.

11.      EMPLOYEE STOCK OPTION PLAN

         The Company has two stock option plans: the 1994 Stock Option Plan and the 1999 Stock Option Plan. Options under these plans include nonqualified and incentive stock options and are issued to officers, key employees and directors of the Company. The Company has reserved 6,000,000 shares of common stock for these plans under which the options are granted at a minimum of 100% of the fair market value of common stock on the date of the grant, expire 10 years from the date of the grant and are exercisable at various times determined by the Board of Directors. The Company applies Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, in accounting for its options and, accordingly, no compensation cost has been recognized.

         A summary of the status of the Company's stock options is as follows:

                                                                                                                WEIGHTED
                                                                                                 NUMBER OF       AVERAGE
                                                                                                  SHARES     EXERCISE PRICE
- ---------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1997............................................................        1,345,000     $    1.42
   Granted..............................................................................          470,000          5.34
   Exercised............................................................................                0             0
   Canceled.............................................................................          (36,000)         1.06
                                                                                              -----------     ---------

Balance at December 31, 1998............................................................        1,779,000     $    2.46
   Granted..............................................................................        2,539,700          7.24
   Exercised............................................................................         (263,790)         1.00
   Canceled.............................................................................         (119,954)         5.74
                                                                                              -----------     ---------

Balance at December 31, 1999............................................................        3,934,956     $    5.54
   Granted..............................................................................          862,300          3.23
   Exercised............................................................................          (82,736)         1.92
   Canceled.............................................................................         (588,615)         5.90
                                                                                              -----------     ---------

Balance at December 31, 2000............................................................        4,125,905     $    5.08
                                                                                              ===========      ========

The following table summarizes information about stock options outstanding at December 31, 2000:

                                                       Options Outstanding                                Options Exercisable
                                        --------------------------------------------------------     ------------------------------
                                                                                   Weighted                            Weighted
                                                        Range of Exercise      Average Exercise                    Average Exercise
         Options Expiring In             Number              Prices                 Price            Number             Price
         -------------------            ---------       -----------------      -----------------    --------       ----------------
               2005                       180,875       $ 0.33 to $0.50            $  0.42            180,875         $   0.42
               2006                       265,070       $          1.53            $  1.53            265,070         $   1.53
               2007                       439,843       $          2.06            $  2.06            329,882         $   2.06
               2008                       331,750       $          5.33            $  5.33            193,521         $   5.33
               2009                     2,089,579       $2.13 to $12.00            $  7.27            850,034         $   7.53
               2010                       818,788       $ 1.78 to $4.13            $  3.21            134,873         $   3.63
                                        ---------                                  -------          ---------         --------
               Total                    4,125,905                                  $  5.08          1,954,255         $   4.65
                                        =========                                  =======          =========         ========

          During the period from January 1, 2001 to February 15, 2001, options to purchase 637,000 shares of common stock were granted to certain key employees. All of these options were granted with an exercise price equal to the market price of the Company's stock on the date of grant, therefore, no compensation expense has been incurred. These options vest over 48 months and expire 10 years from the date of grant.

         At the end of 2000, 1999 and 1998, the number of options exercisable was approximately 1,954,000, 1,156,000 and 70,000, respectively, and the weighted average exercise price of these options was $4.65, $3.75 and $0.33, respectively.

         As discussed above, the Company accounts for all options using APB Opinion No. 25. However, all 1996 through 2000 options are subject to the disclosure requirements of SFAS No. 123, Accounting For Stock-Based Compensation. SFAS No. 123 requires that compensation expense related to options granted be calculated based on the fair value of the options as of the date of grant. The fair value calculations take into account the exercise prices and expected lives of the options, the current price of the underlying stock, its expected volatility, the expected dividends on the stock, and the current risk-free interest rate for the expected life of the option. Under SFAS No. 123, the weighted average fair value of the 2000, 1999 and 1998 options at the date of grant was approximately $2.50, $5.69 and $1.60 per share, respectively. The fair value was calculated using a weighted average risk-free rate of 6.26%, 5.89% and 4.45%, an expected dividend yield of 0% and expected stock volatility of 75%, 123% and 0% for 2000, 1999 and 1998, respectively, and an expected life of the options of eight years. Had the Company adopted SFAS No. 123 to account for such options, the Company's pro forma net income (loss) and earnings per share would be as follows:

(IN THOUSANDS, EXCEPT PER SHARE DATA)                           2000             1999             1998
- ----------------------------------------------------------------------------------------------------------
Net income (loss) available to common stockholders ...        $   1,773        $     964        $  (1,882)
Earnings (loss) per share:
    Basic ............................................        $    0.06        $    0.05        $   (0.12)
                                                              =========        =========        =========
    Diluted ..........................................        $    0.06        $    0.05        $   (0.12)
                                                              =========        =========        =========

         During February 2001, the Company granted options to purchase 300,000 shares of the Company's common stock at $1.25 to the Company's former CEO, who is currently serving as a consultant to the Company. Options to purchase 200,000 of the shares will vest ratably each month from February 2001 to January 2002, while the remaining 100,000 options vest ratably each month from July 2001 to January 2002. The options expire 10 years from the date of the grant. The fair value of these options of approximately $288,000 has been calculated in accordance with SFAS No. 123, using a risk-free rate of 6.26%, an expected dividend yield of 0% and an expected stock volatility of 75%. This fair value will be expensed to general and administrative expense over the vesting period ($256,000 expensed in 2001 and $32,000 expensed in 2002.) In addition to the stock option grants, the Company's former CEO received $315,000 related to his severance agreement in February 2001. This amount will be expensed during the first quarter of 2001.

12.      NET INCOME (LOSS) PER SHARE

         Basic earnings per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the year. Diluted earnings per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common and common equivalent shares outstanding during the fiscal year, which includes the additional dilution related to conversion of stock options as computed under the treasury stock method. Neither the outstanding stock options nor the Series A Convertible Preferred Stock have been included in the adjusted weighted average common shares outstanding for 1998 as the effects of conversion are antidilutive.

         The following table is a reconciliation of the Company's basic and diluted earnings per share in accordance with SFAS No. 128:

(IN THOUSANDS, EXCEPT PER SHARE DATA)                             2000           1999           1998
- -------------------------------------------------------------------------------------------------------
Net income (loss) available to common stockholders .....        $ 5,023        $ 3,326        $ (1,665)
                                                                =======        =======        ========
Basic Earnings per Share:
   Weighted average common shares outstanding ..........         27,467         20,335          15,919
                                                                =======        =======        ========
   Basic earnings (loss) per share .....................        $  0.18        $  0.16        $ ( 0.10)
                                                                =======        =======        ========
Diluted Earnings per Share:
   Weighted average common shares outstanding ..........         27,467         20,335          15,919
   Incremental stock option shares outstanding .........            364          1,067               0
                                                                -------        -------        --------
   Total diluted shares outstanding ....................         27,831         21,402          15,919
                                                                =======        =======        ========
   Diluted earnings (loss) per share ...................        $  0.18        $  0.16        $  (0.10)
                                                                =======        =======        ========

             The Company converted from an S Corp to a C Corp on August 7, 1998. The following pro forma amounts present the basic earnings per share and diluted earnings per share as if the Company had been a C Corp for the year ended December 31, 1998:

                                                                                 (PRO FORMA)
(IN THOUSANDS, EXCEPT PER SHARE DATA)                                                1998
- ----------------------------------------------------------------------------------------------

Net loss available to common stockholders, as reported...........            $          (1,665)
Additional tax provision.........................................                       (3,452)
                                                                             -----------------
   Pro forma net loss available to common
      stockholders...............................................            $          (5,117)
                                                                             =================
Basic loss per share.............................................            $           (0.32)
                                                                             =================
Diluted loss per share...........................................            $           (0.32)
                                                                             =================

13.      COMMITMENTS AND CONTINGENCIES

         The Company leases office space and office equipment under various operating lease agreements. Rent expense for the years ended December 31, 2000, 1999 and 1998 totaled approximately $1,160,000, $538,000 and $379,000, respectively, and is included in general and administrative expense in the consolidated statements of operations.

         As mentioned in Note 3, the Company sold a parcel of land adjacent to its headquarters on which a third party built an office building. The Company entered into a 10 year lease agreement on March 31, 2000 to lease approximately half of the available space. The future minimum lease payments for the lease are included in the table below.

         As of December 31, 2000, the future minimum lease payments relating to the operating lease obligations are as follows:


(in thousands)
- -------------------------------------------------------------------------------------------------------------------------

2001.....................................................................................................  $       1,147
2002.....................................................................................................          1,128
2003.....................................................................................................          1,093
2004.....................................................................................................          1,099
2005.....................................................................................................          1,086
Thereafter...............................................................................................          4,719
                                                                                                           -------------
                                                                                                           $      10,272
                                                                                                           =============

         The Company is one of two defendants in a lawsuit filed by a small business merchant participant in the Company's Business Manager program. The plaintiff alleges misrepresentation of the Business Manager program by the defendants. Management believes that this lawsuit will ultimately be settled out of court and that the Company's exposure, net of reserves, is not material to its financial condition or results of operations.

         The Company is also subject to various other legal proceedings, tax matters and other claims which arise in the ordinary course of its business. In the opinion of management, the amount of any ultimate liability with respect to these actions will not materially affect the financial position or results of operations of the Company.

14.      EMPLOYEE BENEFIT PLANS

         The Company has an employee savings plan, the Private Business, Inc. 401(k) Profit Sharing Plan (the "Plan"), which permits participants to make contributions by salary reduction pursuant to section 401(k) of the Internal Revenue Code. The Company matches contributions contributed by employees up to a maximum of $1,000 per employee per year and may, at its discretion, make additional contributions to the Plan. Employees are eligible for participation beginning with the quarter immediately following one year of service. Total contributions made by the Company to the Plan were $192,000, $202,000 and $152,000 in 2000, 1999 and 1998, respectively, and are included in the general and administrative expense in the consolidated statements of operations.

         During 2000, the Company established an employee stock purchase plan whereby eligible employees may purchase Company stock at a discount through payroll deduction of up to 15% of base pay. The price paid for the stock is the lesser of 85% of the closing market price on the first or last day of the quarter in which payroll deductions occur. The Company has reserved 1,000,000 shares for issuance under this plan, 34,283 of which were issued during 2000.

15.      RELATED PARTY TRANSACTIONS

         The Company performed various management and administration functions during 1999 and 1998 for Board Member, Inc.; Madison Land Co.; Maryland Farms Land, LLC; Maryland Farms South, LLC; Private Business Partners, Inc.; Careers, Inc.; Discount Brokerage Services, Inc.; Senior Achievement; and Imagic Corporation, which were each owned by some of the principal stockholders of the Company. The Company charged a monthly management fee, which was equal to a percentage of certain Company employees' salaries for these services. These charges totaled approximately $35,000 and $180,000 for 1999 and 1998, respectively, and were netted against general and administrative expenses in the accompanying consolidated statements of operations.

         The Company leased office space from Madison Land Co., which was owned by some of the principal stockholders of the Company. Total rent paid to Madison Land Co. was approximately $43,000, $79,000 and $75,000 for 2000, 1999 and 1998,
respectively. The lease with Madison Land Co. expired on April 1, 2000 and was not renewed.

16. QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                                   QUARTER ENDED
                                            -----------------------------------------------------------------------------------
                                                                       (In thousands, except per share data)
                                            -----------------------------------------------------------------------------------
                                            MARCH 31,   JUNE 30,   SEPT. 30,  DEC. 31,   MARCH 31,  JUNE 30, SEPT. 30, DEC. 31,
                                              1998        1999       1999       1999       2000      2000      2000      2000
                                            --------    --------    -------   --------    -------   -------   -------   -------
Statement of operations data:
Revenues                                    $ 12,381    $ 14,275    $15,263   $ 15,639    $13,463   $14,188   $14,783   $14,033
                                            ========   =========    =======   ========    =======   =======   =======   =======
Operating income                            $  2,843    $  3,346    $ 3,413   $  3,857    $ 2,627   $ 3,239   $ 3,948   $ 2,980
                                            ========   =========    =======   ========    =======   =======   =======   =======
Income (loss) from operations before
  income taxes and extraordinary item       $    972    $  1,639    $ 2,139   $  2,668    $ 1,400   $ 2,206   $ 2,782   $ 1,847
Income tax provision (benefit)                   405         694        736       (190)       547       860     1,085       720
Extraordinary item                                 0         418          0          0          0         0         0         0
                                            --------    --------    -------   --------    -------   -------   -------   -------
Net income                                       567         527      1,403      2,858        853     1,346     1,697     1,127
Preferred stock dividends and accretion        1,367         662          0          0          0         0         0         0
                                            --------    --------    -------   --------    -------   -------   -------   -------
Net income (loss) available to common
  stockholders                              $   (800)   $   (135)   $ 1,403   $  2,858    $   853   $ 1,346   $ 1,697   $ 1,127
Earnings (loss) per common shares (diluted) $  (0.08)   $  (0.01)   $  0.05   $   0.10    $  0.03   $  0.05   $  0.06   $  0.04
                                            ========    ========    =======   ========    =======   =======   =======   =======

17.      EVENT SUBSEQUENT TO BALANCE SHEET DATE (UNAUDITED)

         On March 13, 2001, the Company announced that it signed a letter of intent to merge with Towne Services, Inc. ("Towne") through a merger of Towne into Private Business. The proposed merger is subject to customary closing conditions, including negotiation of a definitive merger agreement and approval of the shareholders of both companies. The agreement is to be structured as a tax-free exchange of shares of the Company's common stock for Towne common stock, and is expected to close in the first half of 2001. It is anticipated that, following the merger, the Company's existing shareholders would own approximately 64% of the combined entity.

                  REPORT OF THE INDEPENDENT PUBLIC ACCOUNTANTS

         To Private Business, Inc.:

         We have audited, in accordance with auditing standards generally accepted in the United States, the consolidated financial statements of Private Business, Inc. and sudsidiaries for the three years ended December 31, 2000 included in the Form 10-K and have issued our report thereon dated February 15, 2001. Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The schedule listed under
Item 14 (a) (ii) is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth herein in relation to the basic consolidated financial statements taken as a whole.

                                           ARTHUR ANDERSEN LLP



Nashville, Tennessee
February 15, 2001

                                                                     SCHEDULE II


                             PRIVATE BUSINESS, INC.

                       VALUATION AND QUALIFYING ACCOUNTS

                                                                          Additions
                                                                          Charged to
                                                      Balance at            Costs                Deductions
                                                     Beginning of            and                (Charge Offs)         Balance at
                                                        Period           Expenses (1)                 (1)            End of Period
                                                     ------------        ------------           -------------        -------------
Year ended December 31, 2000:
          Allowance for doubtful accounts .........   $  87,000           $       --             $   77,000           $  10,000
                                                     ============        ============           =============        =============
Year ended December 31, 1999:
          Allowance for doubtful accounts .........   $  60,000           $  176,000             $  149,000           $  87,000
                                                     ============        ============           =============        =============
Year ended December 31, 1998:
          Allowance for doubtful accounts .........   $  60,000           $       --             $       --           $  60,000
                                                     ============        ============           =============        =============

- ------------------

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

                                   PRIVATE BUSINESS, INC.


                                   /s/ Thomas L. Black
                                   -----------------------------
                                   Thomas L. Black
                                   Chief Executive Officer
Date:  March 30, 2001

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


SIGNATURE                                            TITLE                              DATE
- ---------                                            -----                              ----

/s/ William B. King                                  Chairman of the Board              March 30, 2001
- ------------------------------------
William B. King


/s/ Thomas L. Black                                  Chief Executive Officer            March 30, 2001
- ------------------------------------                 and Director
Thomas L. Black


/s/ Fred P. Read                                     Chief  Financial Officer           March 30, 2001
- ------------------------------------                 (Principal Financial and
Fred P. Read                                         Accounting Officer)


/s/ Brian J. Conway                                  Director                           March 30, 2001
- ------------------------------------
Brian J. Conway


/s/ Bruce R. Evans                                   Director                           March 30, 2001
- ------------------------------------
Bruce R. Evans


/s/ Gary W. Cage                                     Director                           March 30, 2001
- ------------------------------------
Gary W. Cage


/s/ Fred Goad                                        Director                           March 30, 2001
- ------------------------------------
Fred Goad

                                INDEX TO EXHIBITS


EXHIBIT
NUMBER            DESCRIPTION OF EXHIBIT
- ------            ----------------------

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

10.4.2            Amendment No. 2 to Credit Agreement dated as of December 31, 1999 (incorporated by reference to
                  Exhibit 10.4.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999).

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

10.8              Private Business, Inc. 1999 Amended and Restate Stock Option Plan (incorporated by referenced to
                  Exhibit 10.8 to the Company's Registration Statement No. 333-75013 on Form S-1).

10.9              Cendant Termination and Non Competition Agreement. (incorporated by referenced to Exhibit 10.9 to the
                  Company's Registration Statement No. 333-75013 on Form S-1).

10.10             Employment Agreement between Kevin M. McNamara (incorporated by reference to
                  Exhibit 10.10 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999).

10.11             Lease Between Triple Brentwood as Landlord and 21 Private Business, Inc. as Tenant (incorporated by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999).

10.12             Severance Agreement with Kevin M. McNamara.

21                Subsidiaries of Private Business.

23                Consent of Arthur Andersen.

The attachments referenced in these exhibits are not included in this filing but are available from Private Business upon request.