Form 10-K405/A
period 2000-12-31
PRIVATE BUSINESS INC
filed 2001-04-30
CIK 1069469

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes [ X] No [ ]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

      The aggregate market value of registrant's voting stock held by non-affiliates of the registrant, computed by reference to the price at which the stock was sold, or average of the closing bid and asked prices, as of March 20, 2001 was $28,422,100.

            On March 20, 2001, 27,567,508 shares of the registrant's $0.01 par value Common Stock were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE
None

                                    PART III

ITEM 10 DIRECTORS AND EXECUTIVE OFFICERS OF PRIVATE BUSINESS.

         The following table sets forth certain information concerning the directors executive officers of Private Business as of April 20, 2001.

NAME                                AGE     POSITION WITH PRIVATE BUSINESS
----                                ---     ------------------------------
Thomas L. Black                     49      Chief Executive Officer, President and Director
Brian J. Conway                     42      Director
William B. King                     56      Director
Bruce R. Evans                      42      Director
Fred Goad                           60      Director
Joseph P. Mooney                    33      Chief Sales Officer
Peter S. Scully                     45      President of Private Business Insurance, Inc.
Fred P. Read                        46      Chief Financial Officer
Gregg E. Colson                     38      Senior Vice President Operations

         Thomas L. Black currently serves as Chief Executive Officer of Private Business, a position he assumed on February 1, 2001. Mr. Black co-founded Private Business in 1991 and has served as a Director since that time. Mr. Black served as Chief Executive Officer of Private Business from 1991 until 1995. Mr. Black has served as Chief Executive Officer of Imagic Corporation, Nashville, Tennessee, a check imaging software company, since 1997, and as Chief Executive Officer of Tecniflex Inc. in Republic, Missouri, a check processing equipment maintenance and servicing company since 1999.

         Brian J. Conway has served as a director since August 1998. He has been a managing director or partner of TA Associates, Inc., a private equity investment firm in Boston, Massachusetts, or its predecessor since 1988, and was an associate at the firm from 1984 through 1988. Mr. Conway serves as a Director of several privately-held companies

         William B. King co-founded Private Business in 1991and has served as Chairman of the Board since that time. In 1970, he cofounded Madison Financial Corporation, a provider of marketing products and services to community banks. Mr. King sold Madison Financial Corporation in 1986 and served as Chairman of the Board of its successor, FISI*Madison Financial Corporation, from 1986 to 1995. Mr. King is a private investor, and he has served as a major shareholder, director, and/or chairman of a number of privately-held companies during the past five years.

         Bruce R. Evans has served as a director since August 1998. Since 1991, Mr. Evans has been a General Partner of Summit Partners, a venture capital firm in Boston, Massachusetts, where he has been employed since 1986. Mr. Evans serves as a Director of Omtool, Ltd., DSET Corporation, and several privately-held companies

         Fred C. Goad has served as a director since February 2000. Mr. Goad became a Director and President of ENVOY Corporation in August 1984. On August 3, 1995, Mr. Goad was elected Chairman and Co-Chief Executive Officer of ENVOY and currently serves in such capacity in addition to being a Director. Mr. Goad also serves on the board of directors for Performance Food Group, Ingram Entertainment, Oacis Healthcare, and was a founding member of the Nashville Healthcare Council. Mr. Goad has informed Private Business that he will resign as a director after Private Business's 2001 annual meeting.

         Joseph P. Mooney joined Private Business in 1998 and currently serves as Chief Sales Officer. Mr. Mooney was Vice President/Regional Manager - Business Development until becoming Chief Sales Officer in January 2000. Prior to joining Private Business, Mr. Mooney served as Director of Sales for Cardinal Health, Inc. from 1996 to 1998. From 1993 to 1996, Mr. Mooney was in several management and sales positions with Alcon Laboratories, Inc.

         Peter S. Scully joined Private Business in 1994 and currently serves as President of Private Business Insurance, Inc., a wholly owned subsidiary of Private Business, Inc. Mr. Scully was a Vice President/Regional Manager - Business Development from 1996 to 1998, becoming a Senior Vice President in 1998. He held that position until 2000 when he became President of PB Insurance. Prior to joining Private Business, Mr. Scully was a management consultant with Price Waterhouse.

         Fred P. Read joined Private Business in 1995 and currently serves as Chief Financial Officer. Mr. Read was Vice President -- Finance until becoming as Chief Financial Officer in 1998. Prior to joining Private Business, Mr. Read served as Division Controller/Chief Financial Officer of Columbia/HCA Information Services, Inc., in Nashville, Tennessee, the information services subsidiary of Columbia/HCA Corporation, from 1986 through 1995.

         Gregg E. Colson joined Private Business in 1991 and currently serves as Senior Vice President of Operations. He has held numerous roles within Private Business's technology area since 1991, including Vice President, Product Development/Electronic Commerce and Director of Training/Technical Support.

         During fiscal 2000, Mr. Gregory A. Thurman and Mr. Gary W. Cage were directors of Private Business. Mr. Thurman resigned from the board of directors in February 2001 and Mr. Cage resigned in April 2001.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act requires Private Business's executive officers and directors, and persons who own more than 10% of the registered class of Private Business's equity securities, to file reports of ownership and changes in ownership with the SEC. Those executive officers, directors and greater than 10% shareholders are required by SEC regulations to furnish Private Business with copies of all Section 16(a) forms they file. The SEC requires public companies to disclose in their proxy statements whether persons required to make those filings missed or made late filings. During fiscal 2000, all such filings and disclosure requirements were met within the time allowed for all persons subject to Section 16(a).

ITEM 11.     EXECUTIVE COMPENSATION

         The following table provides information as to annual, long-term or other compensation Private Business paid during fiscal years ended December 31, 2000, 1999 and 1998 for Private Business's Chief Executive Officer and the persons who, at December 31, 2000, were the other four most highly compensated executive officers of Private Business, or "named executive officers."

SUMMARY COMPENSATION TABLE

                                                                                           LONG-TERM
                                                                                           COMPENSATION
                                                       ANNUAL COMPENSATION                 AWARDS
                                         -----------------------------------------------   SECURITIES
                                                                     OTHER ANNUAL          UNDERLYING
NAME AND PRINCIPAL POSITION       YEAR   SALARY ($)     BONUS ($)    COMPENSATION ($)(1)   OPTIONS (#)
---------------------------       ----   ----------     ---------    -------------------   -----------
Kevin M. McNamara,(2)..........   2000     210,000            -0-               --              40,000
  Chief Executive Officer         1999      85,000        50,000                --           1,000,000
                                  1998         N/A           N/A               N/A                 N/A

Jerry L. Cover,(3).............   2000     210,000            -0-               --              50,000
  President                       1999     201,115            -0-               --             115,000
                                  1998     202,000       118,000         3,002,132(4)           40,000

Joseph P. Mooney,..............   2000     160,000        30,000            71,230(5)           75,000
  Chief Sales Officer             1999     112,342         2,500                --              24,500
                                  1998      25,939            -0-            5,100                  --

Peter S. Scully,...............   2000     140,000        65,000            16,885(5)           35,000
  President, Private Business     1999     100,000        80,000                 0              19,000
  Insurance, Inc.                 1998     100,000        96,000           122,027(4)           20,000

Fred P. Read,..................   2000     100,000        25,000                --              15,600
  Chief Financial Officer         1999      95,000        50,000                --              24,400
                                  1998      90,000        40,000           202,441(4)           16,000


(1) In accordance with the rules of the SEC, the compensation described in this table does not include medical, group life insurance or other benefits received by these executive officers which are available generally to all salaried employees of Private Business and perquisites and other personal benefits received by these executive officers, which do not exceed the lesser of $50,000 or 10% of any such officer's salary and bonus disclosed in this table.

(2) On February 1, 2001, Thomas L. Black replaced Mr. McNamara as Private Business's Chief Executive Officer. Mr. McNamara remains with Private Business in an advisory capacity.

(3)      Mr. Cover resigned as President effective February 1, 2001.

(4) Mr. Cover, Mr. Read, and Mr. Scully received special one time bonuses in 1998 in conjunction with Private Business's recapitalization in recognition of their contributions to Private Business. These bonuses do not represent the customary incentive structure of Private Business.

(5)      These amounts represent relocation expenses paid by Private Business.

         Option Grants. The following table provides certain information with respect to grants of stock options to the Named Executive Officers pursuant to Private Business's Stock Option Plan during the year ended December 31, 2000.

OPTIONS/SAR GRANTS IN LAST FISCAL YEAR

                                                                                                      POTENTIAL REALIZABLE
                         NUMBER OF        PERCENT OF                                                   VALUE AT ASSUMED
                         SECURITIES      TOTAL OPTIONS     EXERCISE       MARKET                      ANNUAL RATE OF STOCK
                         UNDERLYING       GRANTED TO       OR BASE       PRICE ON                    PRICE APPRECIATION FOR
                          OPTIONS         EMPLOYEES IN       PRICE       DATE OF     EXPIRATION          OPTIONS TERM (2)
      NAME               GRANTED(1)       FISCAL YEAR     ($ / SHARE)     GRANT         DATE             ----------------
      ----               -------          -----------     -----------     -----         ----            5%            10%
Kevin M. McNamara(3)       40,000             4.6 %          1.781        1.781       8/8/2001        44,802       113,538
Jerry L. Cover(4)          50,000             5.8 %          4.125        4.125       1/5/2010       129,710       328,709
Joseph P. Mooney           50,000             5.8 %          4.00         4.00        1/27/2010      125,779       318,748
                           25,000             2.9 %          1.781        1.781       8/8/2010        28,002        70,961
Peter S. Scully            10,000             1.2 %          4.063        4.063       2/2/2010        25,552        64,754
                           25,000             2.9 %          1.781        1.781       8/8/2010        28,002        70,961
Fred P. Read                5,600             0.6 %          4.063        4.063       2/2/2010        14,309        36,262
                           10,000             1.2 %          1.781        1.781       8/8/2010        11,201        28,385

(1) Options granted to Mr. Cover became fully exercisable upon date of grant, options granted to the other named executive officers generally become exercisable 1/48 per month.

(2) The potential realizable values illustrate values that might be realized upon exercise immediately prior to the expiration of the term of these options using 5% and 10% appreciation rates, as required by the Securities and Exchange Commission, compounded annually. These values do not, and are not intended to, forecast possible future appreciation, if any, of Private Business's stock price. Additionally, these values do not take into consideration the provisions of the options providing for vesting over a period of years or termination of options following termination of employment.

(3) Mr. McNamara resigned as Chief Executive Officer of Private Business effective February 1, 2001.

(4) Mr. Cover resigned as President of Private Business effective February 1, 2001.

         Option Exercise and Values. The table below provides information as to exercise of options by the named executive officers during the 2000 fiscal year under the option plans and the year-end value of unexercised options.

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION/SAR VALUES

                              Number of                       Number of Underlying            Value of Unexercised
                              Securities                      Unexercised Options/SARs        in-the-Money Options/SARs
                              Underlying                      at Fiscal Year-End              at Fiscal Year-End ($) (1)
                              Options         Value
Name                          Exercised (#)   Realized        Exercisable   Unexercisable     Exercisable   Unexercisable
----                          -------------   --------        -----------   -------------     -----------   -------------
Kevin M. McNamara (2)         69,444          $143,263          351,387        619,169        -0-           -0-
Jerry L. Cover (3)            0               N/A               247,188        108,645        417           -0-
Joseph P. Mooney              0               N/A                23,333         76,167        -0-           -0-
Peter S. Scully               0               N/A                28,874         54,626        250           -0-
Fred P. Read                  0               N/A                36,541         38,542        42            -0-

(1) This amount represents the aggregate of the number of "in-the-money" options multiplied by the difference between $1.00, the fair market value of the common stock at December 31, 2000, and the exercise price for that option. Options are classified as "in-the-money" if the market value of the underlying common stock exceeds the exercise price of the option. Actual values which may be realized, if any, upon the exercise of options will be based on the per share market price of the common stock at the time of exercise and are thus dependent upon future performance of the common stock.

(2) Mr. McNamara resigned as Chief Executive Officer of Private Business effective February 1, 2001.

(3) Mr. Cover resigned as President of Private Business effective February 1, 2001.


EMPLOYMENT AGREEMENTS AND SEVERANCE AGREEMENT

         Effective October 31, 1999, Private Business entered into an Executive Employment Agreement with Mr. McNamara as Private Business's Chief Executive Officer that was subsequently superceded by an Amended and Restated Executive Employment Agreement, also effective October 31, 1999. Mr. McNamara's agreement provided for an annual base salary of not less than $210,000 and an annual incentive cash bonus of up to 100% of his base salary upon achievement of certain performance criteria to be established from time to time. The employment agreement provided that Mr. McNamara be appointed to Private Business's board of directors and had an initial term of two years, subject to automatic annual renewals absent prior notice from either party. Mr. McNamara received a $50,000 additional payment upon execution of the employment agreement.

         The employment agreement further provided for the grant to Mr. McNamara of options to acquire 500,000 shares of Private Business's common stock at an exercise price equal to the closing trading price on October 29, 1999, of $2.125; an additional 250,000 shares at an exercise price of $8.00 per share; and an additional 250,000 shares at an exercise price of $12.00 per share. These options vest over three years at the rate of 1/36th per month and constitute incentive stock options to the extent eligible under applicable tax laws, and, with respect to any excess, nonqualified stock options.

         The employment agreement provided for various payments to Mr. McNamara upon cessation of employment, depending on the circumstances. If Private Business terminated Mr. McNamara's employment for "Cause" or if he resigned prior to a "Change in Control" (other than due to an uncured material breach by Private Business), Mr. McNamara would receive his pro rata base salary and perquisites to the date of termination. If Mr. McNamara died or became disabled during his term of employment, he would receive his pro rata base salary, perquisites and incentive bonus to the date of termination or resignation.

         If, prior to an "Initial Change in Control Event," Private Business terminated Mr. McNamara's employment due to a "Discharge Event," or he resigned based on an uncured material breach by Private Business, then Mr. McNamara would receive a lump sum payment equal to his base salary and "Average Bonus." If prior to an "Initial Change in Control Event" Private Business terminated his employment without "Cause" and without a "Discharge Event," Mr. McNamara would receive the greater of (i) his base salary and "Average Bonus" or (ii) his base salary and standard incentive bonus for the remainder of the unexpired term of the employment agreement.

         If after an "Initial Change in Control Event," Private Business terminated Mr. McNamara's employment other than for "Cause," death or disability, or if Mr. McNamara voluntarily resigned for any reason other than his death or disability, then the agreement generally provided that Private Business pay Mr. McNamara a lump sum termination payment of twice his base salary and his "Average Bonus."

         The employment agreement provided certain time periods for the exercise of Mr. McNamara's options should his employment cease, which are generally more favorable after a "Change in Control." All options granted to Mr. McNamara immediately vest and become exercisable upon a Change in Control, and are extinguished should he be terminated for "Cause."

         The employment agreement indemnified Mr. McNamara for excise taxes imposed upon him based on his receipt of any "excess parachute payment" within the meaning of Section 280G(b) of the Internal Revenue Code. Mr. McNamara agreed in the employment agreement not to compete within the continental United States with the "Business Activities" of Private Business during the term of his employment and the following two years, nor to solicit Private Business's employees during such period for employment elsewhere.

         On February 1, 2001, Mr. McNamara and Private Business entered into a Mutual Separation Agreement with Waiver and Release of All Claims. This agreement provided for the termination of Mr. McNamara's employment agreement, the waiver of any claims between the parties, and a severance payment of $315,000. Furthermore, the agreement provides that all of Mr. McNamara's vested options to purchase shares of Private Business common stock shall continue to be exercisable for a period of two years from February 1, 2001.

         On February 1, 2001 Mr. Black became Chief Executive Officer of Private Business. Private Business has agreed to enter into an employment agreement with Mr. Black on terms similar to the terms of Mr. McNamara's employment agreement. As of the date of this document, that employment agreement has not been finalized.

DIRECTOR COMPENSATION

         Non-employee directors receive $1,000 cash compensation for each board meeting they attend. Directors are reimbursed for expenses incurred in connection with attendance at board and committee meetings. No non-employee directors received any stock options in 2000. Mr. McNamara and Mr. Cover, Private Business's only employee directors during fiscal year 2000, received their stock option grants for their service as employees.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         Private Business's compensation committee for fiscal year 2000 was composed of Mr. Black, Mr. Evans, and Mr. King. Mr. Black became Chief Executive Officer in February 2001, at which time he resigned from the compensation committee. No executive officer of Private Business serves as a member of the compensation committee or as a director of any other entity whose executive officer(s) served as a director of Private Business.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Private Business is authorized to issue 100,000,000 shares of common stock and 20,000,000 shares of preferred stock. As of April 20, 2001, there were 27,664,613 shares of common stock and no shares of preferred stock issued and outstanding. The following table sets forth as of April 20, 2001 information with respect to the beneficial ownership of Private Business's outstanding common stock by (a) each director of Private Business, (b) each executive officer named in the Summary Compensation Table above, (c) all directors and executive officers as a group, and (d) each shareholder known by Private Business to be the beneficial owner of more than 5% of its outstanding common stock. Except as otherwise indicated, the persons or entities listed below have sole voting and investment power with respect to all shares of common stock owned by them, except to the extent such power may be shared with a spouse.

                                                                 SHARES
                                                          BENEFICIALLY OWNED(1)
                                                          ---------------------

NAME                                                      NUMBER         PERCENT
Summit Partners (2) (3)                                  4,427,295         16.0
TA Associates Group (2) (4)                              4,427,295         16.0
Cendant Corporation (2)                                  1,874,801          6.8
James C. Gooch (5)                                       1,698,294          6.1
Gregory A. Thurman (6)                                   2,983,514         10.8
Thomas L. Black                                          2,968,514         10.7
William B. King                                          1,365,720          4.9
Fred C. Goad (7)                                            31,000            *
Joseph P. Mooney (8)                                        42,021            *
Peter S. Scully (9)                                         64,528            *
Fred P. Read (10)                                           55,264            *
Gregg E. Colson (8)                                         45,354            *
Kevin M. McNamara (11)                                     573,154            *
Jerry L. Cover (12)                                        373,980            *
Bruce R. Evans (3)                                       4,427,295         16.0
Brian J. Conway (4)                                      4,427,295         16.0

All directors and executive officers as group           14,374,125         52.0
  (11 persons) (13)


----------

*        Less than 1%

(1) The percentages shown are based on 27,664,613 shares of Common Stock outstanding on April 20, 2001. Pursuant to Rule 13d-3 under the Securities Exchange Act of 1934 (the "Exchange Act"), shares of Common Stock which a person has the right to acquire pursuant to the exercise of stock options and warrants held by such holder that are exercisable within sixty (60) days of such date are deemed outstanding for the purpose of computing the percentage ownership of such person, but are not deemed outstanding for computing the percentage ownership of any other person.

(2) The address for Summit Partners is care of Summit Ventures V, L.P. is 600 Atlantic Avenue, Suite 2800, Boston, MA 02210. The address for TA Associates Group is 125 High Street Tower, Suite 2500, Boston, MA 02110. The address for Cendant Corporation is 6 Sylvan Way, Parsippany, NJ 07054.

(3) Includes 3,429,322 shares held by Summit Ventures V, L.P., 573,432 shares held by Summit V Companion Fund, L.P., 229,373 shares held by Summit V Advisors Fund (QP), L.P., 70,094 shares held by Summit V Advisors Fund, L.P., and 125,074 shares held by Summit Investors III, L.P. Mr. Evans is a general partner of Summit Investors III, L.P. and is a member of Summit Partners, LLC, which is the general partner of Summit Ventures V, L.P., Summit V Companion Fund, L.P., Summit V Advisors Fund (QP), L.P., and Summit V Advisors Fund, L.P. Mr. Evans may be deemed to share voting and investment power with respect to all shares held by the partnerships. Mr. Evans disclaims beneficial ownership of these shares, except to the extent of his pecuniary interest therein.

(4) Includes 3,367,087 shares owned by TA/Advent VIII, L.P.; 926,416 shares owned by Advent Atlantic & Pacific III L.P.; 66,536 shares owned by TA Executives Fund LLC; 67,256 shares owned by TA Investors LLC. TA/Advent VIII, Advent Atlantic & Pacific III L.P., TA Executives Fund LLC and TA Investors LLC are part of an affiliated group of investment partnerships referred to, collectively, as the TA Associates Group. The general partner of TA/Advent VIII, L.P. is TA Associates VIII LLC. The general partner of Advent Atlantic & Pacific III L.P. is TA Associates AAP III Partners. TA Associates, Inc. is the general partner of TA Associates AAP III Partners, L.P. and the manager of each of TA Associates VIII, LLC, TA Executives Fund, LLC, and TA Investors, LLC is TA Associates, Inc. In such capacity, TA Associates, Inc. exercises sole voting and investment power with respect to all of the shares held of record by the named investment partnerships. Individually no shareholder, director, or officer of TA Associates, Inc. is deemed to have or share voting and investment power. Principals and employees of TA Associates, Inc. (including Mr. Conway, a Director of Private Business) comprise the members of TA Investors LLC. Mr. Conway has a pecuniary interest in 10,884 shares held by TA Investors, LLC.

(5) Includes 848,897 shares held by The Joshua C. King Trust and 848,987 shares held by the William B. King III Trust. Mr. Gooch is trustee of both trusts.

(6) Includes 304,190 shares held by The Josua P. Thurman 1999 Trust and 304,190 shares held by The Whitney A. Thurman 1999 Trust.

(7)      Includes options to purchase 10,000 shares of common stock.

(8) The amount shown consists of options to purchase shares of common stock. These individuals do not own any shares of common stock.

(9)      Includes options to purchase 42,499 shares of common stock.

(10)     Includes options to purchase 45,916 shares of common stock.

(11) Mr. McNamara resigned his position as Chief Executive Officer of Private Business effective February 1, 2001. Includes 24,100 shares of common stock that were gifted to children and other minor relatives of Mr. McNamara and options to purchase 491,945 shares of common stock.

(12) Mr. Cover resigned his position as President of Private Business effective February 1, 2001. Includes options to purchase 277,813 shares of common stock.

(13) Includes stock and options held by Mr. McNamara and Mr. Cover, both of whom resigned as executive officers effective February 1, 2001. Includes options to purchase 955,548 shares of common stock.

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

TRANSACTIONS WITH MANAGEMENT AND OTHERS

         Lease Agreement. On October 27, 1997, Private Business leased a building containing approximately 6,740 square feet of property in Franklin, Tennessee from Madison Land Company, a company which is co-owned by Mr. King, one of our directors. Private Business used this building for its electronic commerce operations until the lease was terminated in May 2000. The lease expired April 30, 2000, with an option to renew the lease on a month-to-month basis for no more than four months. The base annual rent under the lease was $78,750 per annum, monthly installments of $6,562.50 payable in advance. In 2000, Private Business paid approximately $42,700 in rent. Private Business believes this lease was on terms as favorable to us as we could have obtained in an arms-length negotiation with unaffiliated third parties.

         Software and Consulting Services. During 2000, Private Business purchased approximately $27,200 worth of software and consulting services from InfoAdvantage, Inc., a Lotus Notes reseller. This company is partially owned by Mr. King and Mr. Thurman, two of our directors. We use this product in various internal applications, including Private Business's e-mail service. Because of a bidding process, we believe that the software and services were purchased at terms as favorable to us as we could have obtained in an arms-length negotiation with unaffiliated third parties. We continue to purchase software and services from InfoAdvantage, Inc. as needed.

RELATED PARTY TRANSACTION POLICY

         Private Business has a policy that any transactions between Private Business and its officers, directors, and affiliates will be on terms as favorable to Private Business as can be obtained from unaffiliated third parties. Such transactions with such persons will be subject to approval by a majority of our outside directors or will be consistent with policies approved by such outside directors.


                                   SIGNATURES

         Pursuant to the requirements of Schedule 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     PRIVATE BUSINESS, INC.



                                                     /s/ Fred P. Read
                                                     ---------------------------
                                                     Fred P. Read
                                                     Chief Financial Officer


Date: April 30, 2001