Form 10-Q
period 2001-03-31
PRIVATE BUSINESS INC
filed 2001-05-14
CIK 1069469

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2001

                        Commission file number 000-25959

                             Private Business, Inc.
            -------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Tennessee                                     62-1453841
-----------------------------------              --------------------------
(State or other jurisdiction of                      (I.R.S. Employer
  incorporation or organization)                     Identification No.)


9010 Overlook Blvd., Brentwood, Tennessee                     37027
-----------------------------------------                     -----
(Address of principal executive offices)                    (Zip Code)


                                 (615) 221-8400
               ---------------------------------------------------
              (Registrant's telephone number, including area code)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  (1) Yes [X] No [ ]
                                  (2) Yes [X] No [ ]


         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

                  Class                       Outstanding as of May 11, 2001
                  -----                       ------------------------------

       Common Stock, no par value                    27,664,613 shares

                             PRIVATE BUSINESS, INC.

                                    FORM 10-Q

                        FOR QUARTER ENDED MARCH 31, 2001

                                      INDEX


                                                                               Page No.
                                                                               --------
Part I - Consolidated Financial Statements

         Item 1 - Unaudited Condensed Consolidated Balance Sheets
                        as of March 31, 2001 and December 31, 2000                 3

                  Unaudited Condensed Consolidated Statements of
                       Operations for the three months ended March 31,
                       2001 and 2000                                               4

                  Unaudited Condensed Consolidated Statements of
                       Cashflows for the three months ended March 31,
                       2001 and 2000                                               5

                  Notes to Unaudited Condensed Consolidated
                       Financial Statements                                       6 - 8

         Item 2 - Management's discussion and analysis of
                       financial condition and results of operations              9 - 15

         Item 3 - Quantitative and qualitative disclosures
                       about market risk                                          16

Part II - Other Information

         Item 6 - Exhibits and reports on Form 8-K                                17

Signatures                                                                        18

                             Private Business, Inc.
                Condensed Consolidated Balance Sheets - Unaudited


                             (dollars in thousands)


                                                                          March 31,         December 31,
                                      Assets                                2001                 2000
                                                                          ---------         -------------
Current Assets:
       Cash and cash equivalents                                           $      4           $  1,891
       Accounts receivable                                                    5,710              6,160
       Accounts receivable - other                                              149                193
       Deferred tax assets                                                      171                274
       Other current assets                                                   1,598              1,625
                                                                           --------           --------
            Total current assets                                              7,632             10,143
                                                                           --------           --------

Property and Equipment, net                                                  13,421             13,972

Other Assets:
       Software development costs, net                                        1,020                942
       Deferred tax assets                                                      138                145
       Intangible and other assets, net                                       4,840              5,017
                                                                           --------           --------
            Total other assets                                                5,998              6,104
                                                                           --------           --------

                                                                           $ 27,051           $ 30,219
                                                                           ========           ========

                Liabilities and Stockholders' Deficit

Current Liabilities:
       Accounts payable                                                    $  3,032           $  3,073
       Accrued liabilities                                                    1,934              3,871
       Deferred revenue                                                         843                933
       Current portion of long-term debt                                      4,319              4,031
                                                                           --------           --------
            Total current liabilities                                        10,128             11,908
                                                                           --------           --------

Long-Term Debt, net of current portion                                       40,924             42,148
Other Liabilities                                                               125                129

Stockholders' Deficit:
       Common stock, no par value; 100,000,000 shares
            authorized; shares issued and outstanding, 27,617,508
            in 2001 and 27,510,167 in 2000                                       --                 --
       Additional paid-in capital                                           (22,392)           (22,509)
       Accumulated deficit                                                   (1,734)            (1,457)
                                                                           --------           --------
            Total stockholders' deficit                                     (24,126)           (23,966)
                                                                           --------           --------

                                                                           $ 27,051           $ 30,219
                                                                           ========           ========

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                             Private Business, Inc.
           Condensed Consolidated Statements of Operations - Unaudited
                   Three Months Ended March 31, 2001 and 2000



                                                                          2001                  2000
                                                                       ------------           ---------
                                                                     (in thousands, except per share data)
Revenues:
       Royalties                                                           $ 10,034           $ 11,347
       Software license                                                         277                562
       Maintenance and other                                                  1,816              1,554
                                                                           --------           --------
                                                                             12,127             13,463
Operating Expenses:
       General and administrative                                             5,543              4,002
       Selling and marketing                                                  5,280              6,149
       Research and development                                                 360                420
       Amortization                                                             267                185
       Other operating                                                           75                 80
                                                                           --------           --------
                                                                             11,525             10,836
                                                                           --------           --------

Operating Income                                                                602              2,627

Other Expenses:
       Interest expense, net                                                  1,056              1,227
                                                                           --------           --------

Income (Loss) Before Income Taxes                                              (454)             1,400

Income Tax Provision (Benefit)                                                 (177)               547
                                                                           --------           --------

Net Income (Loss)                                                          $   (277)          $    853
                                                                           ========           ========

Earnings (Loss) Per Share:
       Basic                                                               $  (0.01)          $   0.03
                                                                           ========           ========
       Diluted                                                             $  (0.01)          $   0.03
                                                                           ========           ========

Weighted Average Common Shares Outstanding:
       Basic                                                                 27,581             27,425
                                                                           ========           ========
       Diluted                                                               27,581             28,264
                                                                           ========           ========

                SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                             Private Business, Inc.
           Condensed Consolidated Statements of Cash Flows - Unaudited
                   Three Months Ended March 31, 2001 and 2000

                             (dollars in thousands)

                                                                                       2001                2000
                                                                                     --------           ---------
Cash Flows from Operating Activities:
       Net  income  (loss)                                                           $   (277)          $    853
       Adjustments to reconcile net income (loss) to net cash provided by operating activities:
                  Depreciation and amortization                                         1,022                685
                  Deferred taxes                                                          110                509
                  Non-cash deferred charges                                                48                 --

       Changes in assets and liabilities:
            Accounts receivable                                                           494                678
            Other current assets                                                           28                 69
            Other noncurrent assets                                                        56                 63
            Accounts payable                                                              (41)              (329)
            Accrued and other liabilities                                              (1,943)            (3,241)
            Deferred revenue                                                              (90)              (337)

                                                                                     --------           --------
                       Net cash used in operating activities                             (593)            (1,050)
                                                                                     --------           --------

Cash Flows from Investing Activities:
       Additions to property and equipment                                               (203)            (2,201)
       Software development costs                                                        (225)               (97)

                                                                                     --------           --------
                       Net cash used in investing activities                             (428)            (2,298)
                                                                                     --------           --------

Cash Flows from Financing Activities:
       Payments on long-term debt                                                        (936)            (2,047)
       Proceeds from exercise of employee stock options                                    20                150
       Proceeds from issuance of stock through employee stock purchase plan                50                 --

                                                                                     --------           --------
                       Net cash used in financing activities                             (866)            (1,897)
                                                                                     --------           --------

Net change in cash                                                                     (1,887)            (5,245)
Cash at beginning of period                                                             1,891              5,953
                                                                                     --------           --------

Cash at end of period                                                                $      4           $    708
                                                                                     ========           ========

Supplemental Cash Flow Information:
       Cash paid for income taxes during the period                                  $    141           $    137
                                                                                     ========           ========
       Cash paid for interest during the period                                      $  1,095           $  1,313
                                                                                     ========           ========


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                             PRIVATE BUSINESS, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED


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

         These consolidated financial statements, footnote disclosures and other information should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2000.

B.       Net Income (Loss) Per Share

         Basic earnings (loss) per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the year. Diluted earnings (loss) per share is computed by dividing net income by the weighted average number of common and common equivalent shares outstanding during the year, which includes the additional dilution related to conversion of stock options as computed under the treasury stock method for the three months ended March 31, 2000. The outstanding stock options for the three months ended March 31, 2001 were not included in the adjusted weighted outstanding shares, as the effects of conversion were antidilutive.

         The following table represents information necessary to calculate earnings (loss) per share for the three months ended March 31, 2001 and 2000:


                                                                    Three Months Ended March, 31,
                                                                   ------------------------------
(in thousands)                                                       2001                2000
                                                                   ---------          ---------

Net (loss) income                                                  $   (277)         $    853
                                                                   --------          --------
Weighed average common shares outstanding                            27,581            27,425
Plus additional shares from common stock equivalent shares:

Options                                                                   0               839
                                                                   --------          --------
Adjusted weighted average common shares outstanding                  27,581            28,264
                                                                   ========          ========

C.       Comprehensive Income

         Comprehensive income for the three months ended March 31, 2001 and 2000 was comprised solely of net income (loss).

D.       Merger and Stock Split

         On March 13, 2001, the Company announced that it had signed a letter of intent to merge with Towne Services, Inc. ("Towne") through a merger of Towne into Private Business. A Form S-4 registration and joint proxy statement/prospectus statement of Private Business and Towne was filed with the Securities and Exchange Commission ("SEC") on May 1, 2001. The proposed merger, which is subject to certain conditions, including approval of the shareholders of both companies, is structured as a tax-free exchange of our common shares for all of the issued and outstanding Towne common shares. In conjunction with the merger agreement, the Board of Directors of the Company approved a one-for-three reverse stock split of the Company's common stock, which will occur before exchanging the Company's common shares for the Towne common shares. All shares and per share amounts in these condensed consolidated financial statements for the quarter ended March 31, 2001 have not been restated for the effect of the pending reverse stock split. Once the merger is completed, Private Business' shareholders will own approximately 67% of the combined entity.

E.       CEO Change, Severance and Option Grants

         On February 1, 2001, the Company announced the departure of the current CEO and the hiring of a new CEO. The former CEO, as part of his employment and severance agreement, was entitled to a severance payment of $315,000, which was paid and expensed by the Company in February 2001. The former CEO will serve as a consultant for a minimum of six months from the date of termination. As part of his consulting agreement, the former CEO was granted options to purchase 300,000 shares of the Company's common stock at $1.25 per share, the fair market value as of that date. Options to purchase 200,000 of the shares will vest ratably each month from February 2001 to January 2002, while the remaining 100,000 shares vest ratably each month from July 2001 to January 2002. The options expire 10 years from the date of the grant. The fair value of these options of approximately $288,000 has been calculated in accordance with SFAS No. 123, using a risk-free rate of 6.26%, an expected dividend yield of 0% and an expected volatility of 75%. This fair value will be expensed to general and administrative expense over the vesting period ($256,000 expensed in 2001 and $32,000 expensed in 2002). Approximately $48,000 was expensed in the quarter ended March 31, 2001.

         As of March 31, 2001, the Company has not yet finalized an employment agreement with the new CEO, which is expected to include salary and stock options, thus, the Company has not recorded any compensation expense associated with the new CEO for the first quarter ended March 31, 2001.

F.       Bank Covenants

         The Company's credit facility is secured by a pledge of all Company assets and imposes financial covenants and requirements and contains limitations on the Company's ability to sell material assets, redeem capital stock and pay dividends, among other actions. At March 31, 2001, the Company was in compliance with all covenants.

                             PRIVATE BUSINESS, INC.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 2001 AND 2000


MATERIAL 2001 CORPORATE DEVELOPMENTS

         On February 1, 2001, we announced that Thomas L. Black, a co-founder and former CEO of Private Business during its most rapid growth phase from 1991 to 1995, was named Chief Executive Officer and President replacing Kevin M. McNamara and Jerry Cover, respectively. Mr. Black has been a director of Private Business since its founding and most recently has been CEO of privately held Tecniflex, Inc. An employment agreement with Mr. Black has not yet been finalized, but will likely include salary and stock options, thus, no compensation expense was recorded in the quarter ended March 31, 2001. The former CEO, who will serve as a consultant to the Company, received a severance payment of $315,000 and stock options to purchase the Company's common stock. The former President announced his resignation effective July 1, 2001 and it is expected that some severance will be paid. Any severance paid will be expensed at the effective date of the resignation.

         On March 13, 2001, we announced that we had signed a letter of intent to merge with Towne Services, Inc. ("Towne") through a merger of Towne into Private Business. A Form S-4 registration and joint proxy statement/prospectus statement of Private Business and Towne was filed with the Securities and Exchange Commission ("SEC") on May 1, 2001. The proposed merger, which is subject to certain conditions, including approval of the shareholders of both companies, is structured as a tax-free exchange of our common shares for all of the issued and outstanding Towne common shares. In conjunction with the merger agreement, a one for three reverse stock split of our common stock will occur before exchanging our common shares for the Towne common shares. Once the merger is completed, Private Business' shareholders will own approximately 67% of the combined entity.

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

         Maintenance fees and other revenues include several ancillary products and services we provide to client banks. Annual software maintenance fees are generated from our client banks starting on the first anniversary date of the Business Manager license agreement and annually thereafter. These revenues are recognized ratably over a twelve month period beginning on the first anniversary date of the agreement. Additionally, since 1995, we have brokered, through our Private Business Insurance subsidiary, credit and fraud insurance products from a national insurance company. We earn fees based on a percentage of the premium that is paid to the insurance company. We also provide a standard set of forms that client banks may purchase and use in the normal course of administering the Business Manager program. Revenues related to these forms are recognized in the period that they are shipped to the client bank. We offer processing services to our client banks for an additional fee based on the volume of transactions processed through the system. We also have some industry-focused applications for the medical and dental markets and an equipment leasing program for use by small business customers where we receive a commission on referred leasing transactions funded by a third-party finance company.


RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, the percentage relationship of the identified consolidated statements of operations items to total revenue.


                                                First Quarter
                                          ------------------------
                                           2001              2000
                                          ------           -------
Revenue:
       Royalties                            82.7%            84.3%
       Software license                      2.3%             4.2%
       Maintenance and other                15.0%            11.5%
                                          ------           ------
                                           100.0%           100.0%

Operating Expenses:
      General and administrative            45.7%            29.7%
      Selling and marketing                 43.5%            45.7%
      Research and development               3.0%             3.1%
      Amortization                           2.2%             1.4%
      Other operating                        0.6%             0.6%
                                          ------           ------
                                            95.0%            80.5%

Operating Income                             5.0%            19.5%

Other Expenses:
      Interest expense, net                  8.7%             9.1%
                                          ------           ------
Income (loss) before income taxes           (3.7)%           10.4%

Income tax (benefit) provision              (1.5)%            4.1%
                                          ------           ------
Net (loss) income                           (2.2)%            6.3%
                                          ======           ======

         Royalties. Royalties decreased 11.6% to $10.0 million for the first quarter of 2001 compared to $11.3 million for the first quarter of 2000. The decrease was primarily due to a decrease in the average fee realized on total funding. Total funding through the Business Manager(R) program remained unchanged for the first quarter of 2001 compared to the first quarter of 2000 at approximately $1.5 billion. The decrease in the average fee realized was primarily due to fewer initial sales funding through the program during the first quarter of 2001 compared to the first quarter of 2000. As a percentage of total revenue, initial royalties accounted for 10.3% for the first quarter of 2001 compared to 11.8% for the first quarter of 2000, while ongoing royalties remained unchanged at 72.5% for both first quarter 2001 and 2000.

         Software License. Software license fees decreased 50.6% to $277,000 for the first quarter of 2001 compared to $562,000 for the comparable period for 2000. The decrease was primarily due to a decrease in the number of new software license agreements entered into during 2001 compared to 2000. We believe the decrease was due to several contributing factors, including our continued focus on marketing more specifically to banks in targeted areas where we wish to better penetrate and support the small business market. Further, we believe that as we increase our market penetration, it becomes more difficult to add new license agreements from the smaller universe of potential bank clients. Software license fees accounted for 2.3% of total revenues for the three months ended March 31, 2001 compared to 4.2% for the comparable period in 2000.

         Maintenance and other. Maintenance and other fees increased 16.8% to $1.8 million for the three months ended March 31, 2001 compared to $1.6 million for the first quarter of 2000. The increase was primarily attributable to increases in our processing services. Fees associated with our processing services increased 458.0% to $443,000 for the first quarter of 2001 compared to $79,000 for the comparable period in 2000. The increase was primarily a result of more of our client banks utilizing our processing services. Maintenance and other fees accounted for 15.0% of total revenues for the first quarter of 2001 compared to 11.5% for the comparable period in 2000.

         Total revenues. Total revenues for the first quarter of 2001 decreased 9.9% to $12.1 million compared to $13.5 million for the first quarter of 2000 primarily as a result of decreased royalties and software license fees which were partially offset by increased maintenance and other fees.

         General and administrative. General and administrative expenses increased 38.5% to $5.5 million compared to $4.0 million for the comparable period in 2000. General and administrative expenses include the cost of our executive, finance, human resources, information and support services, administrative functions and general operations. As a percentage of total revenue, general and administrative expenses increased 16.0% to 45.7% for the first quarter ended March 31, 2001 compared to 29.7% for the same period in 2000. The increase was primarily due to higher rent, consulting fees, depreciation and compensation costs related to our Technology and Service Center which we placed in service in May 2000 and one-time severance costs for the former CEO paid in February 2001.

         Selling and marketing. Selling and marketing expenses decreased 14.1% to $5.3 million for the first quarter of 2001 compared to $6.1 million for the three months ended March 31, 2000. Selling and marketing expenses include the cost of wages and commissions paid to our dedicated business development and bank sales force, travel costs of our sales force, recruiting for new sales and marketing personnel and marketing fees associated with direct and telemarketing programs. As a percentage of total revenue, selling and marketing expenses decreased 2.2% to 43.5% for the first quarter of 2001 compared to 45.7% for the comparable period in 2000. These decreases were primarily due to a reduction in sales staff as a result of continued focus on sales productivity per sales person. This resulted in decreased compensation, commissions, training, recruiting and travel expenses.

         Research and development. Research and development expenses decreased 14.3% to $360,000 for the first quarter of 2001 compared to $420,000 for the year earlier period. These costs include the direct costs associated with developing new versions of our systems, including the Business Manager system. The decrease in costs was primarily due to larger amounts of research and development costs capitalized as software development costs due increased activity related to new product development in the first quarter of 2001 as compared to the first quarter of 2000. As a percentage of total revenues, research and development expenses decreased to 3.0% for the first quarter of 2001 compared to 3.1% for the year earlier period. The amount of research and development costs capitalized in the first quarter of 2001 and 2000 were $225,000 and $97,000, respectively.

         Amortization. Amortization expenses increased 43.9% to $267,000 for the first quarter of 2001 compared to $185,000 for the comparable period in 2000. These expenses include the cost of amortizing intangible assets including trademarks, software development costs, goodwill and debt issuance costs. The increase was primarily due to additional software development costs amortization due to the increased activity and capitalization in late 2000 and the first quarter of 2001.

         Other operating expenses. Other operating expenses decreased $5,000 to $75,000 for the three months ended March 31, 2001. Other operating expenses include property tax and other miscellaneous costs associated with providing support and services to our client banks.

         Operating income. As a result of the above factors, our operating income decreased 77.1% to $603,000 for the first quarter of 2001 compared to $2.6 million for the same period in 2000. As a percentage of total revenue, operating income decreased to 5.0% for the first quarter of 2001 compared to 19.5% for the same period in 2000.

         Interest expense, net. Interest expense, net decreased 13.9% to $1.1 million for the three months ended March 31, 2001 compared to $1.2 million for the comparable period in 2000. The decrease was primarily due to the continued reduction of our debt and more favorable interest rates. In addition to our normal debt service, we reduced long-term debt by approximately $1.3 million at the end of the first quarter 2000 using excess cash from operations as required by a year-end excess cash provision in our debt agreement and an optional early payment of $3.0 million at the end of the second quarter 2000.

         Income tax benefit. The income tax benefit was approximately $177,000 for the first quarter of 2001 compared to a provision of approximately $547,000 for the same period in 2000. As a percentage of the loss before taxes, the income tax benefit was 39.0% for the first quarter of 2001.

LIQUIDITY AND CAPITAL RESOURCES

         Our primary sources of capital have historically been cash provided by operations, long-term debt and investment from stockholders. During the first three months of 2001 our operating activities used cash of $593,000 while we expended $428,000 for investing activities, primarily for purchases of equipment and software development. We currently estimate that total capital expenditures for 2001 will be approximately $2.5 million.

         Cash used in financing activities totaled $866,000 for the first quarter of 2001. These uses consisted of $936,000 in repayments of long-term debt partially offset by proceeds from the exercise of employee stock options and the employee stock purchase plan.

         The credit facility includes term loans with balances as of March 31, 2001 of $17.3 million and $28.0 million, and also provides for a revolving line of credit in the amount of $10.0 million, including a $3.0 million sublimit for swing line advances and a $2.0 million sublimit for standby letters of credit. There was no outstanding balance on the revolving line of credit at March 31, 2001. The credit facility bears interest in accordance with a grid pricing formula based on the achievement of various financial ratios. The formula calls for advances to bear interest ranging from 1.25% to 2.75% above prime rate or 2.50% to 4.00% above the Eurodollar rate.

         The $17.3 million loan is generally repayable in quarterly installments of $864,000 through September 30, 2001 and then increasing annually from $1.2 million beginning December 31, 2001 to $1.4 million beginning December 31, 2003 until maturity (August 7, 2004). The $28.0 million loan is repayable in equal quarterly installments of $72,000 until December 31, 2004, at which time the required quarterly payments increase to $3.2 million until September 30, 2005 and $4.2 million until June 30, 2006 with a final payment of $1.2 million due at maturity (August 7, 2006). The revolver has an annual commitment fee and matures August 7, 2004. As of March 31, 2001, we had $17.3 million outstanding at 7.41%, $28.0 million outstanding at 8.16%, and no outstanding letters of credit.

         The credit facility is secured by a pledge of all of our assets and imposes financial covenants and requirements on us and contains limitations on our ability to sell material assets, redeem capital stock and pay dividends, among other actions.

         As of March 31, 2001, we had a working capital deficit of approximately $2.5 million compared to a deficit of approximately $1.8 million as of December 31, 2000. The change in working capital resulted primarily from decreases in accrued liabilities and deferred revenue partially offset by decreases in accounts receivable and deferred tax assets and an increase in the current portion of our borrowings. We believe that our line of credit availability along with future operating cash flows will be sufficient to meet our working capital and capital expenditure requirements for the next twelve months.

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

NOTE REGARDING FORWARD LOOKING INFORMATION

         This interim report contains several "forward-looking statements" concerning our operations, prospects, strategies and financial condition, including its future economic performance, intent, plans and objectives, and the likelihood of success in developing and expanding its business. These statements are based upon a number of assumptions and estimates which are subject to significant uncertainties, many of which are beyond our control. Words such as "may," "would," "could," "will," "expect," "anticipate," "believe," "intend," "plan," and "estimate" are meant to identify such forward-looking statements. Actual results may differ materially from those expressed or implied by such forward-looking statements. The Company assumes no obligation to update this information. Factors that could cause actual results to differ materially are discussed in our filings with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended December 31, 2000, and include, among other factors, the timely development and market acceptance of products and technologies and competitive market conditions.

INFLATION

         We do not believe that inflation has had a material effect on our results of operation. There can be no assurance, however, that our business will not be affected by inflation in the future.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company is subject to market risk from exposure to changes in interest rates based on our financing and cash management activities. Our exposure relates primarily to our long-term debt obligations which expire in 2004 and 2006. In the event that interest rates associated with these debt obligations were to increase 100 basis points, the annual impact on future cash flows would be approximately $452,000.

                           PART II - OTHER INFORMATION




Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  3.1    - Amended and Restated Charter of the Company
                           (incorporated by reference to exhibit 3.1 to the Company's registration statement on Form S-1)

                  3.2    - Amended and Restated By-laws of the Company
                           (incorporated by reference to exhibit 3.2 to the Company's registration statement on Form S-1)

                  10.4.3 - Amendment No. 3 to Credit Agreement dated as of
                           March 31, 2001

         (b)      Reports on Form 8-K

                           The Company filed a current report on Form 8-K on
                  February 5, 2001 announcing the hiring of Thomas L. Black as Chief Executive Officer and President.

                                    SIGNATURES


         Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            PRIVATE BUSINESS, INC.
                                                 (Registrant)


Date:    May 14, 2001                       By: /s/Thomas L. Black
      ----------------------------------        -------------------------------
                                                Thomas L. Black
                                                Chief Executive Officer


Date:    May 14, 2001                       By: /s/ Fred P. Read
      ----------------------------------        ------------------------------
                                                Fred P. Read
                                                Chief Financial Officer