Form 10-Q
period 2001-06-30
PRIVATE BUSINESS INC
filed 2001-08-14
CIK 1069469

                        SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2001

                        Commission file number 000-25959

                             Private Business, Inc.
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)


                    Tennessee                                    62-1453841
-----------------------------------------                    ------------------
    (State or other jurisdiction of                           (I.R.S. Employer
    incorporation or organization)                           Identification No.)


9010 Overlook Blvd., Brentwood, Tennessee                          37027
-----------------------------------------                          -----
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

                               (1) Yes [x] No [ ]

                               (2) Yes [x] No [ ]

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

                  Class                    Outstanding as of August 13, 2001
                  -----                    ---------------------------------

       Common Stock, no par value                 13,897,914 shares
                                           ------------------

                             PRIVATE BUSINESS, INC.

                                    FORM 10-Q

                         FOR QUARTER ENDED JUNE 30, 2001

                                      INDEX

                                                                         Page No.
                                                                         --------
Part I - Consolidated Financial Statements

         Item 1 - Unaudited Condensed Consolidated Balance Sheets
                       As of June 30, 2001 and December 31, 2000              3

                  Unaudited Condensed Consolidated Statements of
                     Income for the three months ended June 30,
                     2001 and 2000                                            4

                  Unaudited Condensed Consolidated Statements of
                     Income for the six months ended June 30,
                     2001 and 2000                                            5

                  Unaudited Condensed Consolidated Statements of
                     Cash Flows for the six months ended June 30,
                     2001 and 2000                                            6

                  Notes to Unaudited Condensed Consolidated
                     Financial Statements                                    7 - 9

         Item 2 - Management's discussion and analysis of
                        financial condition and results of operations        10 - 17

         Item 3 - Quantitative and qualitative disclosures
                        about market risk                                    18

Part II - Other Information

         Item 6 -  Exhibits and reports on Form 8-K                          19

Signatures                                                                   20

                             Private Business, Inc.
                Condensed Consolidated Balance Sheets - Unaudited

                             (dollars in thousands)

                                                                     June 30,  December 31,
                                                                       2001        2000
                                                                     --------    --------
                                     Assets

Current Assets:
        Cash and cash equivalents                                    $    284    $  1,891
        Accounts receivable                                             5,725       6,160
        Accounts receivable - other                                       182         193
        Deferred tax assets                                               473         632
        Other current assets                                            1,583       1,625
                                                                     --------    --------
              Total current assets                                      8,247      10,501
                                                                     --------    --------

Property and Equipment, net                                            13,271      13,972

Other Assets:
        Software development costs, net                                 1,253         942
        Intangible and other assets, net                                5,316       5,017
                                                                     --------    --------
              Total other assets                                        6,569       5,959
                                                                     --------    --------
                                                                     $ 28,087    $ 30,432
                                                                     ========    ========

                  Liabilities and Stockholders' Deficit

Current Liabilities:
        Accounts payable                                             $  2,631    $  3,073
        Accrued liabilities                                             2,382       3,871
        Deferred revenue                                                  602         933
        Short-term borrowings                                           1,000          --
        Current portion of long-term debt                               4,607       4,031
                                                                     --------    --------
              Total current liabilities                                11,222      11,908
                                                                     --------    --------
Long-Term Debt, net of current portion                                 39,701      42,148
Deferred tax liabilities                                                  351         213
Other Liabilities                                                         122         129

Stockholders' Deficit:
        Common stock, no par value; 33,333,333 shares
              authorized; shares issued and outstanding, 9,221,538
              in 2001 and 9,170,256 in 2000                                --          --
        Additional paid-in capital                                    (22,221)    (22,509)
        Accumulated deficit                                            (1,088)     (1,457)
                                                                     --------    --------
              Total stockholders' deficit                             (23,309)    (23,966)
                                                                     --------    --------
                                                                     $ 28,087    $ 30,432
                                                                     ========    ========



           SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                             Private Business, Inc.
            Condensed Consolidated Statements of Income - Unaudited
                    Three Months Ended June 30, 2001 and 2000


                                               2001      2000
                                              -------   -------
                                            (in thousands, except
                                                per share data)
Revenues:
        Royalties                             $10,181   $12,170
        Software license                          218       541
        Maintenance and other                   1,849     1,477
                                              -------   -------
                                               12,248    14,188
Operating Expenses:
        General and administrative              4,832     4,185
        Selling and marketing                   4,908     5,713
        Research and development                  124       520
        Amortization                              307       184
        Other operating                            74       347
                                              -------   -------
                                               10,245    10,949
                                              -------   -------
Operating Income                                2,003     3,239

Other Expenses:
        Interest expense, net                     944     1,033
                                              -------   -------
Income Before Income Taxes                      1,059     2,206

Income Tax Provision                              413       860
                                              -------   -------
Net Income                                    $   646   $ 1,346
                                              =======   =======
Earnings Per Share:
        Basic                                 $  0.07   $  0.15
                                              =======   =======
        Diluted                               $  0.07   $  0.15
                                              =======   =======
Weighted Average Common Shares Outstanding:
        Basic                                   9,222     9,155
                                              =======   =======
        Diluted                                 9,243     9,247
                                              =======   =======






           SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                             Private Business, Inc.
            Condensed Consolidated Statements of Income - Unaudited
                     Six Months Ended June 30, 2001 and 2000


                                               2001      2000
                                              -------   -------
                                            (in thousands, except
                                                per share data)
Revenues:
        Royalties                             $20,214   $23,517
        Software license                          496     1,102
        Maintenance and other                   3,665     3,031
                                              -------   -------
                                               24,375    27,650
Operating Expenses:
        General and administrative             10,375     8,187
        Selling and marketing                  10,188    11,862
        Research and development                  484       940
        Amortization                              574       369
        Other operating                           149       427
                                              -------   -------
                                               21,770    21,785
                                              -------   -------
Operating Income                                2,605     5,865

Other Expenses:
        Interest expense, net                   2,000     2,259
                                              -------   -------
Income Before Income Taxes                        605     3,606

Income Tax Provision                              236     1,406
                                              -------   -------
Net Income                                    $   369   $ 2,200
                                              =======   =======
Earnings Per Share:
        Basic                                 $  0.04   $  0.24
                                              =======   =======
        Diluted                               $  0.04   $  0.24
                                              =======   =======
Weighted Average Common Shares Outstanding:
        Basic                                   9,208     9,149
                                              =======   =======
        Diluted                                 9,238     9,335
                                              =======   =======







           SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                             Private Business, Inc.
           Condensed Consolidated Statements of Cash Flows - Unaudited
                     Six Months Ended June 30, 2001 and 2000

                             (dollars in thousands)


                                                                        2001       2000
                                                                      -------    -------
Cash Flows from Operating Activities:
        Net  income                                                   $   369    $ 2,200
        Adjustments to reconcile net income to net cash provided by operating activities:
                    Depreciation and amortization                       2,105      1,422
                    Deferred taxes                                        297        986
                    Non-cash deferred charges                             179         --
                    Loss on sale and writeoff of fixed assets              --        267

        Changes in assets and liabilities:
              Accounts receivable                                         446        369
              Other current assets                                         42       (104)
              Other noncurrent assets                                    (546)        23
              Accounts payable                                           (442)       707
              Accrued and other liabilities                            (1,496)    (2,821)
              Deferred revenue                                           (331)      (607)
              Other noncurrent liabilities                                 --        238
                                                                      -------    -------
                          Net cash provided by operating activities       623      2,680
                                                                      -------    -------
Cash Flows from Investing Activities:
        Additions to property and equipment                              (829)    (3,974)
        Software development costs                                       (638)      (208)
        Proceeds from sale of land and fixed assets                        --        997
                                                                      -------    -------
                          Net cash used in investing activities        (1,467)    (3,185)
                                                                      -------    -------
Cash Flows from Financing Activities:
        Payments on long-term debt                                     (1,871)    (5,591)
        Proceeds from short-term borrowings                             1,000         --
        Proceeds from exercise of employee stock options                   21        150
        Proceeds from issuance of stock through employee stock
           purchase plan                                                   87         --
                                                                      -------    -------
                          Net cash used in financing activities          (763)    (5,441)
                                                                      -------    -------
Net change in cash                                                     (1,607)    (5,946)
Cash at beginning of period                                             1,891      5,953
                                                                      -------    -------
Cash at end of period                                                 $   284    $     7
                                                                      =======    =======
Supplemental Cash Flow Information:
        Cash paid for income taxes during the period                  $   239    $   137
                                                                      =======    =======
        Cash paid for interest during the period                      $ 2,052    $ 2,560
                                                                      =======    =======



           SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

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

     Certain prior period amounts have been reclassified to conform with current period presentation.

B.   Net Income Per Share

     Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of common and common equivalent shares outstanding during the period, which includes the additional dilution related to conversion of stock options as computed under the treasury stock method for the three and six months ended June 30, 2001 and 2000.

     The following table represents information necessary to calculate earnings per share for the three and six months ended June 30, 2001 and 2000:

                                                                Three Months       Six Months
                                                               Ended June 30,    Ended June 30,
                                                              ---------------   ---------------
(in thousands)                                                 2001     2000     2001     2000
                                                              ------   ------   ------   ------
Net income available to common stockholders                   $  646   $1,346   $  369   $2,200
                                                              ======   ======   ======   ======

Weighed average common shares outstanding                      9,222    9,155    9,208    9,149
Plus additional shares from common stock equivalent shares:
   Options                                                        21       92       30      186
                                                              ------   ------   ------   ------
Adjusted weighted average common shares outstanding            9,243    9,247    9,238    9,335
                                                              ======   ======   ======   ======

C.   Comprehensive Income

      Comprehensive income for the six months ended June 30, 2001 was comprised solely of net income.

D.   Merger and Stock Split

       On August 9, 2001, the Company completed the merger of Towne Services, Inc. ("Towne") into Private Business. A Form S-4 registration and joint proxy statement/prospectus statement of Private Business and Towne was filed with the Securities and Exchange Commission ("SEC") on May 1, 2001. The merger was structured as a tax-free exchange of approximately 4,617,640 common shares of Private Business for all of the issued and outstanding Towne common shares and common share equivalents. As a result of the merger, Private Business' shareholders own 67% of the outstanding shares of the new combined entity. In conjunction with the merger, a one-for-three reverse stock split of the Company's common stock occurred before exchanging the Company's common shares for the Towne common shares and common share equivalents. All shares and per share amounts in these condensed consolidated financial statements have been restated for the effect of the reverse stock split.

E.   CEO Change, Severance and Option Grants

       On February 1, 2001, the Company announced the departure of the current CEO and the hiring of a new CEO. The former CEO, as part of his employment and severance agreement, was entitled to a severance payment of $315,000, which was paid and expensed by the Company in February 2001. The former CEO will serve as a consultant for a minimum of six months from the date of termination. As part of his consulting agreement, the former CEO was granted options to purchase 100,000 shares of the Company's common stock at $3.75 per share, the fair market value as of that date. Options to purchase 66,667 of the shares will vest ratably each month from February 2001 to January 2002, while the remaining 33,333 shares vest ratably each month from July 2001 to January 2002. The options expire 10 years from the date of the grant. The fair value of these options of approximately $288,000 has been calculated in accordance with SFAS No. 123, using a risk-free rate of 5.10%, an expected dividend yield of 0% and an expected volatility of 75%. This fair value will be expensed to general and administrative expense over the vesting period ($264,000 expensed in 2001 and $24,000 expensed in 2002). Approximately $72,000 and $120,000 was expensed for the second quarter and first half of 2001, respectively.

       On August 10, 2001, the Company finalized an employment agreement with the new CEO, which included restricted stock in lieu of salary and stock options. According to the agreement, the CEO will receive a salary of $210,000 in the form of restricted stock effective February 1, 2001. After payroll taxes and withholdings, the number of shares issued was 43,608. These shares will vest 1/11th per month for 2001 and the related compensation expense will be recorded as the shares vest. Compensation expense of $87,500 has been recorded in the six month period ended June 30, 2001 for the period of February 1, 2001 to

June 30, 2001. The CEO was also granted options to purchase 333,333 shares of the Company's common stock. Options to purchase 166,667 shares vested immediately and are exercisable at $3.00 per share, while the remaining 166,666 shares vest ratably each month February 2001 to January 2005 of which 83,333 shares are exercisable at $12.00 per share and 83,333 shares are exercisable at $18.00 per share. The options expire 10 years from the date of the grant.

F.   Bank Covenants

     The Company's credit facility is secured by a pledge of all Company assets and imposes financial covenants and requirements and contains limitations on the Company's ability to sell material assets, redeem capital stock and pay dividends, among other actions. On June 30, 2001, the Company entered into an amendment to its credit facility. The amendment modified the restrictive financial covenants for the period ended June 30, 2001 and all future periods. At June 30, 2001, the Company was in compliance with all covenants.

G.   New Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board approved the issuance of Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. These standards, issued in July 2001, establish accounting and reporting for business combinations and intangible assets. SFAS No. 141 requires all business combinations entered into subsequent to June 30, 2001 to be accounted for using the purchase method of accounting. SFAS No. 142 provides that goodwill and other intangible assets with indefinite lives will not be amortized, but will be tested for impairment on an annual basis. These standards are effective for the Company beginning on January 1, 2002. The Company has not quantified the impact resulting from the adoption of these standards.

                             PRIVATE BUSINESS, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                  OF OPERATIONS
               THREE AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000

MATERIAL 2001 CORPORATE DEVELOPMENTS

         On February 1, 2001, we announced that Thomas L. Black, a co-founder and former CEO of Private Business during its most rapid growth phase from 1991 to 1995, was named Chief Executive Officer and President replacing Kevin M. McNamara and Jerry Cover, respectively. Mr. Black has been a director of Private Business since its founding and most recently has been CEO of privately held Tecniflex, Inc. An employment agreement with Mr. Black was finalized on August 13, 2001, which includes salary in the form of restricted stock and stock options. The former CEO, who will serve as a consultant to the Company, received a severance payment on February 1, 2001 of $315,000 and stock options to purchase the Company's common stock. The former President received a severance payment on June 30, 2001 of $210,000. All severance paid was expensed at the effective date of the resignation.

         On August 9, 2001, we completed a merger of Towne Services, Inc. ("Towne") into Private Business. A Form S-4 registration and joint proxy statement/prospectus statement of Private Business and Towne was filed with the Securities and Exchange Commission on May 1, 2001. The merger was structured as a tax-free exchange of approximately 4,617,640 of our common shares for all of the issued and outstanding Towne common shares and common share equivalents. As a result of the merger, Private Business' shareholders own 67% of the outstanding shares of the new combined entity. In conjunction with the merger agreement, a one for three reverse stock split of our common stock occurred before exchanging our common shares for the Towne common shares and common share equivalents. All shares and per share amounts in these condensed consolidated financial statements have been restated for the effect of the reverse stock split.

         In connection with the merger, three of Towne's directors, Glenn W. Sturm, Richardson M. Roberts and Frank W. Brown, joined the Company's board of directors, and Harry M. Baroco became the Company's Chief Operating Officer. In addition, effective August 10, 2001, the Company's board named Mr. Gregory S. Daily to fill a vacancy on the board.

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

                                    Second Quarter       Year to Date
                                   ----------------    ----------------
                                    2001      2000      2001      2000
                                   ------    ------    ------    ------
Revenue:
       Royalties                     83.1%     85.8%     83.0%     85.1%
       Software license               1.8%      3.8%      2.0%      4.0%
       Maintenance and other         15.1%     10.4%     15.0%     10.9%
                                   ------    ------    ------    ------
                                    100.0%    100.0%    100.0%    100.0%

Operating Expenses:
      General and administrative     39.4%     29.5%     42.6%     29.6%
      Selling and marketing          40.1%     40.3%     41.8%     42.9%
      Research and development        1.0%      3.7%      2.0%      3.4%
      Amortization                    2.5%      1.3%      2.4%      1.3%
      Other operating                 0.6%      2.4%      0.6%      1.6%
                                   ------    ------    ------    ------
                                     83.7%     77.2%     89.3%     78.8%

Operating Income                     16.4%     22.8%     10.7%     21.2%

Other Expenses:
      Interest expense, net           7.7%      7.3%      8.2%      8.2%
                                   ------    ------    ------    ------
Income Before Income Taxes            8.7%     15.5%      2.5%     13.0%

Income Tax Provision                  3.4%      6.1%      1.0%      5.1%
                                   ------    ------    ------    ------
Net Income                            5.3%      9.4%      1.5%      7.9%
                                   ======    ======    ======    ======

         Royalties. Royalties decreased 16.3% to $10.2 million for the second quarter of 2001 and 14.0% to $20.2 million for the first six months of 2001 compared to $12.2 million and $23.5 million for the second quarter and first six months of 2000, respectively. The decreases were primarily due to a reduction in the total funding through our Business Manager program to $1.3 billion for the second quarter of 2001 and $2.7 billion for the first half of 2001, compared to $1.6 billion and $3.1 billion for the second quarter and first half of 2000, respectively. There was also a decrease in the average fee realized for royalties due to fewer initial sales funding through the program during 2001 compared to 2000. As a percentage of total revenue, royalties accounted for 83.1% for the second quarter of 2001 compared to 85.8% for 2000 and 82.9% for the first six months of 2001 compared to 85.1% for 2000.

         Software License. Software license fees decreased 59.7% to $218,000 and 55.1% to $495,000 for the second quarter and first half of 2001, respectively, compared to $541,000 and $1.1 million for the comparable periods for 2000. The decrease was primarily due to a decrease in the number of new software license agreements entered into during 2001 compared to 2000. We believe the decrease was due to several contributing factors, including our continued focus on marketing more specifically to banks in targeted areas where we wish to better penetrate and support the small business market. Further, we believe that with the current economic slowdown and the fact that as we increase our market penetration, it becomes more difficult to add new license agreements from the smaller universe of potential bank clients. Software license fees accounted for 1.8% and 2.0% of total revenues for the three months and six months ended June 30, 2001, respectively, compared to 3.8% and 4.0% for the comparable periods in 2000.

         Maintenance and other. Maintenance and other fees increased 25.2% to $1.8 million for the three months ended June 30, 2001 and 20.9% to $3.7 million for the first six months of 2001, compared to $1.5 million and $3.0 million, respectively, for the comparable periods for 2000. The increase was primarily attributable to increases in our processing services. Our processing services fee increased 709.3% to $364,000 for the second quarter of 2001 and 548.8% to $807,000 for the first two quarters of 2001, compared to $45,000 and $124,000, respectively, for the comparable periods in 2000. The increase was primarily as a result of more of our client banks utilizing our processing services. Maintenance and other fees accounted for 15.1% and 15.0% of total revenues for the second quarter and first half of 2001, respectively, compared to 10.4% and 11.0% for the comparable periods in 2000.

         Total revenues. Total revenues for the second quarter and first half of 2001 decreased 13.7% to $12.2 million and 11.8% to $24.4 million, respectively, compared to $14.2 million for the second quarter of 2000 and $27.7 million for the first half of 2000. These decreases were primarily as a result of decreased royalties and software license fees, which were partially offset by increased maintenance and other fees.

         General and administrative. General and administrative expenses increased 15.4% to $4.8 million and 26.7% to $10.4 million for three and six months ended June

30, 2001, respectively, compared to $4.2 million and $8.2 million for the comparable periods in 2000. General and administrative expenses include the cost of our executive, finance, human resources, information and support services, administrative functions and general operations. As a percentage of total revenue, general and administrative expenses increased 9.9% to 39.4% and 13.0% to 42.6% for the quarter and six months ended June 30, 2001, respectively, compared to the same periods in 2000. The increases were primarily due to higher consulting fees, depreciation and compensation costs related to our new Technology and Service Center which we placed in service in May 2000 and one-time severance costs for the former President, paid in June 2001, and the former CEO paid in February 2001.

         Selling and marketing. Selling and marketing expenses decreased 14.1% for both the second quarter and first six months of 2001 to $4.9 million and $10.2 million, respectively, compared to $5.7 million and $11.9 million for the three and six months ended June 30, 2000, respectively. Selling and marketing expenses include the cost of wages and commissions paid to our dedicated business development and bank sales force, travel costs of our sales force, recruiting for new sales and marketing personnel and marketing fees associated with direct and telemarketing programs. As a percentage of total revenue, selling and marketing expenses decreased 0.2% to 40.1% and 1.1% to 41.8% for the second quarter and first half of 2001, respectively, compared to 40.3% and 42.9% for the comparable periods in 2000. The decreases were primarily due to a reduction in sales staff as a result of continued focus on sales productivity per sales person. This resulted in decreased compensation, commissions, training, and travel expenses.

         Research and development. Research and development expenses decreased 76.1% to $124,000 and 48.5% to $484,000 for the second quarter and first six months of 2001, respectively, compared to $520,000 and $940,000 for the year earlier periods. These costs include the non-capitalizable direct costs associated with developing new versions of the Business Manager system. The decrease in costs was primarily due to larger amounts of research and development costs capitalized as software development costs due to increased activity related to capitalizable new product development in the second quarter and first half of 2001 compared to the same periods in 2000. As a percentage of total revenues, research and development expenses decreased to 1.0% and 2.0% in the second quarter and first six months of 2001, respectively, compared to 3.7% and 3.4% for the year earlier periods. The amount of software development costs capitalized in the second quarter and first half of 2001 were $413,000 and $638,000, respectively, compared to $111,000 and $208,000 for the same periods in 2000.

         Amortization. Amortization expenses increased 66.8% to $307,000 and 55.6% to $574,000 for the second quarter and first six months of 2001, respectively, compared to $184,000 and $369,000 for the comparable periods in 2000. These expenses include the cost of amortizing intangible assets including trademarks, associated costs of goodwill software development costs and debt issuance costs. The increase was primarily related to the increased activity and capitalization of software development costs in late 2000 and the first half of 2001.

         Other operating expenses. Other operating expenses decreased $273,000 to $74,000 and $278,000 to $149,000 for the three and six months ended June 30, 2001, respectively. Other operating expenses include property tax and other miscellaneous costs associated with providing support and services to our client banks. The decrease was primarily due to the write-off in May 2000 of leasehold improvements and furniture related to leased space we vacated when our new Technology and Business Service Center opened.

         Operating income. As a result of the above factors, our operating income decreased 38.2% to $2.0 million and 55.6% to $2.6 million for the second quarter and first six months of 2001, respectively, compared to $3.2 million and $5.9 million for the same periods in 2000. As a percentage of total revenue, operating income decreased to 16.3% and 10.7% for the second quarter and first half of 2001, respectively, compared to 22.8% and 21.2% for the same periods in 2000.

         Interest expense, net. Interest expense, net decreased 8.6% to $944,000 and 11.5% to $2.0 million for the three and six months ended June 30, 2001, respectively, compared to $1.0 million and $2.3 million for the comparable periods in 2000. The decrease was primarily due to the reduction of our debt and more favorable interest rates. In addition to our normal debt service, we reduced long-term debt by approximately $1.3 million at the end of the first quarter 2000 using excess cash from operations as required by a year-end excess cash provision in our debt agreement and an optional early payment of $3.0 million at the end of the second quarter 2000.

         Income tax provision. The income tax provision was approximately $413,000 and $236,000 for the second quarter and first six months of 2001, respectively, compared to $861,000 and $1.4 million for the same periods in 2000. As a percentage of income before taxes, the income tax provision was 39.0% for both the second quarter and first six months of 2001.

LIQUIDITY AND CAPITAL RESOURCES

         Our primary sources of capital have historically been cash provided by operations, long-term debt and investment from stockholders. During the first six months of 2001 our operating activities provided cash of $623,000 while we expended $1.5 million for investing activities, primarily for purchases of equipment and software development. We currently estimate that total capital expenditures for 2001 will be approximately $2.5 million.

         Cash used in financing activities totaled $763,000 for the first half of 2001. These uses consisted of $1.9 million in repayments of long-term debt partially offset by proceeds from the exercise of employee stock options, the employee stock purchase plan and short-term borrowings.

         The credit facility includes term loans with balances as of June 30, 2001 of $16.4 million and $27.9 million, and also provides for a revolving line of credit in the amount of $10.0 million, including a $3.0 million sublimit for swing line advances and a $2.0 million sublimit for standby letters of credit. There was $1.0 million outstanding on the revolving line of credit at June 30, 2001. The credit facility bears interest in accordance with a grid pricing formula based on the achievement of various financial ratios. The formula calls for advances to bear interest ranging from 1.25% to 2.75% above prime rate or 2.50% to 4.00% above the Eurodollar rate.

         The $16.4 million loan is generally repayable in quarterly installments of $864,000 through September 30, 2001 and then increasing annually from $1.2 million beginning December 31, 2001 to $1.4 million beginning December 31, 2003 until maturity (August 7, 2004). The $27.9 million loan is repayable in equal quarterly installments of $72,000 until December 31, 2004, at which time the required quarterly payments increase to $3.2 million until September 30, 2005 and $4.2 million until June 30, 2006 with a final payment of $1.2 million due at maturity (August 7, 2006). The revolver has an annual commitment fee and matures August 7, 2004. As of June 30, 2001, we had $16.4 million outstanding at 6.72%, $27.9 million outstanding at 7.22%, $1.0 million outstanding at 8.50% and no outstanding letters of credit.

         The credit facility is secured by a pledge of all of our assets and imposes financial covenants and requirements on us and contains limitations on our ability to sell material assets, redeem capital stock and pay dividends, among other actions. On June 30, 2001, the Company entered into an amendment to its credit facility. The amendment modified the restrictive financial covenants for the period ended June 30, 2001 and all future periods. As of June 30, 2001, we were in compliance with all the restrictive covenants.

         As of June 30, 2001, we had a working capital deficit of approximately $3.0 million compared to a deficit of approximately $1.8 million as of December 31, 2000. The change in working capital resulted primarily from decreases in accounts payable, accrued liabilities and deferred revenue partially offset by decreases in accounts receivable and deferred tax assets and an increase in the current portion of our borrowings. We believe that our line of credit availability along with future operating cash flows and cash received from the merger will be sufficient to meet our working capital and capital expenditure requirements for the next twelve months.

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

NEW ACCOUNTING PRONOUNCEMENTS

         In June 2001, the Financial Accounting Standards Board approved the issuance of Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. These standards, issued in July 2001, establish accounting and reporting for business combinations and intangible assets. SFAS No. 141 requires all business combinations entered into subsequent to June 30, 2001 to be accounted for using the purchase method of accounting. SFAS No. 142 provides that goodwill and other intangible assets with indefinite lives will not be amortized, but will be tested for impairment on an annual basis. These standards are effective for the Company beginning on January 1, 2002. The Company has not quantified the impact resulting from the adoption of these standards.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company is subject to market risk from exposure to changes in interest rates based on our financing and cash management activities. Our exposure relates primarily to our long-term debt obligations that expire in 2004 and 2006. In the event that interest rates associated with these debt obligations were to increase 100 basis points, the annual impact on future cash flows would be approximately $443,000.

                           PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  3.1    - Amended and Restated Charter of the Company
                           (incorporated by reference to exhibit 3.1 to the Company's registration statement on Form S-1)

                  3.2    - Amended and Restated By-laws of the Company
                           (incorporated by reference to exhibit 3.2 to the Company's registration statement on Form S-1)

                  10.1   - Agreement and Plan of Merger between the Company
                           and Towne Services, Inc. (incorporated by reference to annex 1 to the Company's registration statement on Form S-4)

                  10.2   - Employment Agreement between the Company and Thomas
                           L. Black

                  10.4.4 - Amendment No. 4 to Credit Agreement dated as of
                           June 30, 2001

         (b)      Reports on Form 8-K

                               No reports on Form 8-K were filed by the Company
                  during the three months ended June 30,2001.

                                   SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    PRIVATE BUSINESS, INC.
                                         (Registrant)



Date:    August 14, 2001            By: /s/ Thomas L. Black
      -----------------------           ----------------------------------------
                                        Thomas L. Black
                                        Chief Executive Officer



Date:    August 14, 2001            By: /s/ Fred P. Read
      -----------------------           ----------------------------------------
                                        Fred P. Read
                                        Chief Financial Officer