Form 10-Q
period 2001-09-30
PRIVATE BUSINESS INC
filed 2001-11-14
CIK 1069469

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 2001

                        Commission file number 000-25959
                                               ----------

                             Private Business, Inc.
                  -------------------------------------------
             (Exact name of registrant as specified in its charter)


           Tennessee                                           62-1453841
--------------------------------                      --------------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                             Identification No.)


9010 Overlook Blvd., Brentwood, Tennessee                       37027
-----------------------------------------                       -----
(Address of principal executive offices)                       (Zip Code)


                                 (615) 221-8400
                -----------------------------------------------
              (Registrant's telephone number, including area code)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                (1) Yes [x] No[ ]
                                (2) Yes [x] No[ ]

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

           Class                              Outstanding as of November 9, 2001
           -----                              ----------------------------------

Common Stock, no par value                            13,901,456 shares
                                                      ----------

                             PRIVATE BUSINESS, INC.

                                    FORM 10-Q

                      FOR QUARTER ENDED SEPTEMBER 30, 2001

                                      INDEX

                                                                         Page No.
                                                                         --------
Part I - Consolidated Financial Statements

         Item 1 - Unaudited Condensed Consolidated Balance Sheets
                    As of September 30, 2001 and December 31, 2000          3

                  Unaudited Condensed Consolidated Statements of
                    Operations for the three months ended September
                    30, 2001 and 2000                                       4

                  Unaudited Condensed Consolidated Statements of
                    Operations for the nine months ended September
                    30, 2001 and 2000                                       5

                  Unaudited  Condensed Consolidated Statements of
                    Cash Flows for the nine months ended September 30,
                    2001 and 2000                                           6

                  Notes to Unaudited Condensed Consolidated
                    Financial Statements                                 7 - 11

         Item 2 - Management's discussion and analysis of
                    financial condition and results of operations       12 - 21

         Item 3 - Quantitative and qualitative disclosures
                    about market risk                                      21

Part II - Other Information

         Item 1 -  Legal Proceedings                                    22 - 23

         Item 4 -  Submission of Matters to a Vote of Security
                     Holders                                               23

         Item 6 -  Exhibits and reports on Form 8-K                        24

Signatures                                                                 25

                             Private Business, Inc.
                Condensed Consolidated Balance Sheets - Unaudited


                             (dollars in thousands)

                                                           September 30,  December 31,
                                                                2001          2000
                                                              --------      --------
                              Assets

Current Assets:
       Cash and cash equivalents                              $  2,733      $  1,891
       Accounts receivable                                       7,801         6,160
       Accounts receivable - other                                 322           193
       Deferred tax assets                                         324           632
       Other current assets                                      1,387         1,625
                                                              --------      --------
            Total current assets                                12,567        10,501
                                                              --------      --------

Property and Equipment, net                                      8,918        13,972

Property held for sale                                           2,000            --

Other Assets:
       Software development costs, net                           1,625           942
       Deferred tax assets                                       6,332            --
       Intangible and other assets, net                          9,422         5,017
                                                              --------      --------
            Total other assets                                  17,379         5,959
                                                              --------      --------
                                                              $ 40,864      $ 30,432
                                                              ========      ========

                Liabilities and Stockholders' Deficit

Current Liabilities:
       Accounts payable                                       $  3,771      $  3,073
       Accrued liabilities                                       8,046         3,871
       Dividends Payable                                           375            --
       Deferred revenue                                            462           933
       Current portion of long-term debt                         4,894         4,031
                                                              --------      --------
            Total current liabilities                           17,548        11,908
                                                              --------      --------

Long-term debt, net of current portion                          32,477        42,148
Deferred tax liabilities                                            --           213
Other liabilities                                                1,114           129

Preferred Stock, Series B Convertible, no par value;
       20,000,000 shares authorized, 40,032 shares issued
       and outstanding                                             114            --

Stockholders' Deficit:
       Common stock, no par value; 33,333,333 shares
            authorized; shares issued and outstanding,
            13,884,504 in 2001 and 9,170,056 in 2000                --            --
       Additional paid-in capital                               (7,670)      (22,509)
       Accumulated deficit                                      (2,719)       (1,457)
                                                              --------      --------
            Total stockholders' deficit                        (10,389)      (23,966)
                                                              --------      --------
                                                              $ 40,864      $ 30,432
                                                              ========      ========



            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                             Private Business, Inc.
          Condensed Consolidated Statements of Operations - Unaudited
                 Three Months Ended September 30, 2001 and 2000


                                                           2001         2000
                                                         --------      -------
                                                         (in thousands, except
                                                             per share data)
Revenues:
       Royalties                                         $ 11,312      $12,661
       Software license                                       223          534
       Retail planning services                             1,570           --
       Maintenance and other                                2,070        1,588
                                                         --------      -------
                                                           15,175       14,783
Operating Expenses:
       General and administrative                           5,949        3,180
       Selling and marketing                                5,960        6,891
       Research and development                               452          487
       Amortization                                           344          199
       Other operating                                      4,213           78
                                                         --------      -------
                                                           16,918       10,835
                                                         --------      -------

Operating Income (Loss)                                    (1,743)       3,948

Other Expenses:
       Interest expense, net                                  760        1,166
                                                         --------      -------
Income (Loss) Before Income Taxes                          (2,503)       2,782

Income Tax Provision (Benefit)                               (976)       1,085
                                                         --------      -------
Net Income (Loss) Before Extraordinary Item                (1,527)       1,697

Extraordinary Item: early extinguishment of debt, net
       of income taxes of $52                                  81            0
                                                         --------      -------
Net Income (Loss)                                          (1,608)       1,697

Preferred Stock Dividends and Accretion                        23            0
                                                         --------      -------
Net Income (Loss) Available to Common Shareholders       ($ 1,631)     $ 1,697
                                                         ========      =======

Earnings (Loss) Per Share:
       Basic                                             ($  0.14)     $  0.19
                                                         ========      =======
       Diluted                                           ($  0.14)     $  0.18
                                                         ========      =======

Weighted Average Common Shares Outstanding:
       Basic                                               11,914        9,156
                                                         ========      =======
       Diluted                                             11,914        9,231
                                                         ========      =======



            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                             Private Business, Inc.
          Condensed Consolidated Statements of Operations - Unaudited
                  Nine Months Ended September 30, 2001 and 2000


                                                           2001         2000
                                                         --------      -------
                                                         (in thousands, except
                                                             per share data)
Revenues:
       Royalties                                         $ 31,526      $36,177
       Software license                                       719        1,637
       Retail planning services                             1,570           --
       Maintenance and other                                5,735        4,619
                                                         --------      -------
                                                           39,550       42,433
Operating Expenses:
       General and administrative                          16,323       11,367
       Selling and marketing                               16,148       18,752
       Research and development                               937        1,427
       Amortization                                           918          568
       Other operating                                      4,362          506
                                                         --------      -------
                                                           38,688       32,620
                                                         --------      -------
Operating Income                                              862        9,813

Other Expenses:
       Interest expense, net                                2,760        3,425
                                                         --------      -------
Income (Loss) Before Income Taxes                          (1,898)       6,388

Income Tax Provision (Benefit)                               (740)       2,491
                                                         --------      -------
Net Income (Loss) Before Extraordinary Item                (1,158)       3,897

Extraordinary Item: early extinguishment of debt, net
       of income taxes of $52                                  81            0
                                                         --------      -------
Net Income (Loss)                                          (1,239)       3,897

Preferred Stock Dividends and Accretion                        23            0
                                                         --------      -------
Net Income (Loss) Available to Common Shareholders       ($ 1,262)     $ 3,897
                                                         ========      =======
Earnings (Loss) Per Share:
       Basic                                             ($  0.12)     $  0.43
                                                         ========      =======
       Diluted                                           ($  0.12)     $  0.42
                                                         ========      =======
Weighted Average Common Shares Outstanding:
       Basic                                               10,120        9,151
                                                         ========      =======
       Diluted                                             10,120        9,300
                                                         ========      =======




            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                             Private Business, Inc.
           Condensed Consolidated Statements of Cash Flows - Unaudited
                  Nine Months Ended September 30, 2001 and 2000

                                                                                2001       2000
                                                                              --------    -------
                                                                            (dollars in thousands)
Cash Flows from Operating Activities:
       Net income (loss)                                                      ($ 1,239)   $ 3,897
       Adjustments to reconcile net income (loss) to net cash provided by operating activities:
                 Depreciation and amortization                                   3,267      2,443
                 Deferred taxes                                                 (1,196)     1,084
                 Non-cash deferred charges                                         255         --
                 Write-off debt issuance cost                                       81         --
                 Loss on sale and write-down of certain
                   property and equipment                                        4,142        263

       Changes in assets and liabilities, net of acquisition:
            Accounts receivable                                                    889        103
            Other current assets                                                   383      (226)
            Other noncurrent assets                                                (33)        85
            Accounts payable                                                    (1,319)       (33)
            Accrued and other liabilities                                          190     (1,616)
            Deferred revenue                                                      (575)    (1,016)
            Other noncurrent liabilities                                           (94)       238
                                                                              --------    -------
                      Net cash provided by operating activities                  4,751      5,222
                                                                              --------    -------
Cash Flows from Investing Activities:
       Additions to property and equipment                                      (1,082)    (5,726)
       Software development costs                                                 (918)      (319)
       Proceeds from sale of land and fixed assets                                  --        997
       Proceeds of Cash and Cash Equivalents from Towne,
         net of direct costs of acquisition                                      6,756         --
                                                                              --------    -------
                      Net cash provided by (used in) investing activities       (4,756)    (5,048)
                                                                              --------    -------
Cash Flows from Financing Activities:
       Payments on long-term debt, net                                          (8,808)    (6,239)
       Proceeds from exercise of employee stock options                             22        158
       Proceeds from issuance of stock through employee stock purchase plan        121         --
                                                                              --------    -------
                      Net cash used in financing activities                     (8,665)    (6,081)
                                                                              --------    -------
Net change in cash                                                                 842     (5,907)
Cash at beginning of period                                                      1,891      5,953
                                                                              --------    -------
Cash and Cash Equivalents at end of period                                    $  2,733    $    46
                                                                              ========    =======
Supplemental Cash Flow Information:
       Cash paid for income taxes during the period                           $    240    $   137
                                                                              ========    =======
       Cash paid for interest during the period                               $  2,828    $ 3,745
                                                                              ========    =======

Non-cash investing and financing activities:

    The company issued 4,647,506 common shares and 40,032 preferred shares and granted 963,000 common stock options in exchange for all common stock, preferred stock and stock options of Towne Services, Inc. to effect the purchase of Towne by the Company.



            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                             PRIVATE BUSINESS, INC.

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

A.   Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting and in accordance with Rule 10-01 of Regulation S-X.

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

     These condensed consolidated financial statements, footnote disclosures and other information should be read in conjunction with the Form S-4 registration and joint proxy statement/prospectus statement of Private Business, Inc. and Towne Services, Inc. dated on May 18, 2001, as supplemental on July 13, 2001, and the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2000.

     Certain prior period amounts have been reclassified to conform with current period presentation.

B.   Summary of Significant Accounting Policies

         Principles of Consolidation

                  The accompanying financial statements include the accounts of Private Business, Inc. and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

         Revenue Recognition

                  Retail planning services revenue is recognized as earned based on the volume of sales processed by the retail customers and merchandising and forecasting services performed.

C.   Sale of Company Headquarters

     During the quarter ended September 30, 2001, the Company's Board of Directors decided to sell the Company's headquarters building and consolidate operations into the Technology and Business Center, which is adjacent to the headquarters building. As a result, the Company has taken an impairment charge of $4.1 million during the quarter to write down the headquarters building, land and equipment to their estimated fair market value. The property has been listed with a broker and has been classified as property held for sale in the accompanying consolidated balance sheet as of September 30, 2001.

D.   Merger, Stock Split and Stock Options

     On August 9, 2001, the Company completed a merger of Towne Services, Inc. ("Towne") into Private Business, which was accounted for as a purchase in accordance with SFAS No. 141, Business Combinations (SFAS No. 141). The merger was consummated by Towne shareholders exchanging all of their issued and outstanding common and preferred shares for Private Business common and preferred shares, respectively, at the conversion rate of .9087 shares of the Company's common stock for one share of Towne common stock. The Company also assumed all stock option plans of Towne that existed as of the acquisition date using the same conversion rate noted above, resulting in the exchange of approximately 963,000 Private Business common stock options. The estimated value of these stock options, using the Black-Scholes option pricing model, of approximately $1.3 million has been recorded as a component of the purchase price. The assumptions used to value these options were; a risk-free interest rate range of 3.37% to 4.88%, an expected yield of 0%, an expected volatility of 75% and an average expected life of 3.5 years.

     The allocation of the purchase price to the underlying net assets acquired is based on estimates of the fair value of the net assets as follows and is subject to revision pending the results of tangible and intangible asset appraisals currently being performed:

(in thousands)
Purchase Price:
    Common shares (4,647,506 shares valued at $2.85 per share)     $ 13,245
    Stock option grants                                               1,281
    Preferred Shares (40,032 shares valued at $2.85 per share)          114
    Other transaction costs                                           1,039
                                                                   --------
             Total purchase price                                  $ 15,679
                                                                   ========

 Value assigned to assets and liabilities:
    Assets:
             Cash                                                  $  7,792
             Accounts receivable                                      2,659
             Other current assets                                       145
             Property and equipment                                   2,345
             Other noncurrent                                           835
             Deferred tax asset                                       5,041
             Intangible assets                                        1,850
             Goodwill                                                 2,506
    Liabilities:
             Accounts payable                                        (2,060)
             Accrued liabilities                                     (4,334)
             Other noncurrent                                        (1,100)
                                                                   --------
                   Total net assets                                $ 15,679
                                                                   ========

As a result of the merger, Private Business' shareholders own 67% of the outstanding shares of the new combined entity. In conjunction with the merger agreement, a one for three reverse stock split of the Company's common stock occurred before exchanging the

Company's common shares for the Towne common shares and common share equivalents. All shares and per share amounts in these consolidated condensed financial statements have been restated for the effect of the reverse stock split.

E.   Net Income (Loss) Per Share

     Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common and common equivalent shares outstanding during the period, which includes the additional dilution related to conversion of stock options as computed under the treasury stock method and the conversion of the preferred stock under the if-converted method.

      The outstanding stock options and common equivalents were not included in the adjusted weighted average common shares outstanding for the three and nine months ended September 30, 2001, as the effects of conversion were antidilutive.

     The following table represents information necessary to calculate earnings
(loss) per share for the three and nine months ended September 30, 2001 and 2000:

                                                                    Three Months             Nine Months
                                                                   Ended Sept 30,           Ended Sept 30,
                                                                --------------------     --------------------
(in thousands)                                                    2001        2000         2001        2000
                                                                --------      ------     --------      ------
Net income (loss) available to common stockholders              $ (1,631)     $1,697     $ (1,262)     $3,897
                                                                ========      ======     ========      ======
Weighed average common shares outstanding                         11,914       9,156       10,120       9,151
Plus additional shares from common stock equivalent shares:
   Options                                                            --          75           --         149
                                                                --------      ------     --------      ------
Adjusted weighted average common shares outstanding               11,914       9,231       10,120       9,300
                                                                ========      ======     ========      ======

F.   Comprehensive Income

     Comprehensive income for the nine months ended September 30, 2001 was comprised solely of net income.

G.   CEO Change, Severance and Option Grants

     On February 1, 2001, the Company announced the departure of the current CEO and the hiring of a new CEO. The former CEO, as part of his employment and severance agreement, was entitled to a severance payment of $315,000, which was paid and expensed by the Company in February 2001. The former CEO will serve as a consultant for a minimum of six months from the date of termination. As part of his consulting agreement, the former CEO was granted options to purchase 100,000 shares of the Company's common stock at $3.75 per share, the fair market value as of that date. Options to purchase 66,667 of the shares will vest ratably each month from February

2001 to January 2002, while the remaining 33,333 shares vest ratably each month from July 2001 to January 2002. The options expire 10 years from the date of the grant. The fair value of these options of approximately $288,000 has been calculated in accordance with SFAS No. 123, using a risk-free rate of 5.10%, an expected dividend yield of 0% and an expected volatility of 75%. This fair value will be expensed to general and administrative expense over the vesting period ($264,000 in 2001 and $24,000 in 2002). Approximately $72,000 and $192,000 were expensed for the third quarter and first nine months of 2001, respectively.

     On August 13, 2001, the Company finalized an employment agreement with the new CEO, which included restricted stock in lieu of salary and stock options. According to the agreement, the CEO was awarded 43,607 shares of restricted common stock in lieu of cash compensation. These shares vest 1/11th per month for 2001 and the related compensation expense is being recorded as the shares vest. Compensation expense of $99,000 has been recorded in the nine month period ended September 30, 2001 for the period of February 1, 2001 to September 30, 2001. The CEO was also granted options to purchase 333,333 shares of the Company's common stock. Options to purchase 166,667 shares vested immediately and are exercisable at $3.00 per share, while the remaining 166,666 shares vest ratably each month February 2001 to January 2005, of which 83,333 shares are exercisable at $12.00 per share and 83,333 shares are exercisable at $18.00 per share. The options expire 10 years from the date of the grant.

H.   Bank Covenants

     The Company's credit facility is secured by a pledge of all Company assets and imposes financial covenants and requirements and contains limitations on the Company's ability to sell material assets, redeem capital stock and pay dividends, among other actions. On June 30, 2001, the Company entered into an amendment to its credit facility. The amendment modified the restrictive financial covenants for the period ended June 30, 2001 and all future periods. At September 30, 2001, the Company was in compliance with all covenants.

I.   New Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board approved the issuance of Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. These standards, issued in July 2001, establish accounting and reporting for business combinations and intangible assets. SFAS No. 141 requires all business combinations entered into subsequent to June 30, 2001 to be accounted for using the purchase method of accounting. SFAS No. 142 provides that goodwill and other intangible assets with indefinite lives will not be amortized, but will be tested for impairment on an annual basis. The Company has followed these standards for its acquisition of Towne on August 9, 2001 and the remaining provisions of SFAS 141 and 142 are effective for the Company beginning on January 1, 2002. As of September 30, 2001, the Company had amortizable goodwill of $4.1 million from acquisitions prior to June 30, 2001 and non-amortizable goodwill of

$2.5 million resulting from the merger with Towne. The Company has not quantified the impact resulting from the adoption of these standards.

     In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement replaces SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. However, it retains the fundamental provisions of SFAS No. 121 for recognition and measurement of the impairment of long-lived assets to be held and used and for measurement of long-lived assets to be disposed of by sale. This statement applies to all long-lived assets, including discontinued operations, and replaces the provisions of APB Opinion No. 30, Reporting Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, for the disposal of segments of a business. This statement requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. The Company will be required to adopt this statement no later than January 1, 2002. The Company is currently assessing the impact of this statement on its results of operations, financial position and cash flows.

J.  Related Parties

       On September 1, 2001, the Company entered into a lease agreement in which the Company leases office space to Tecniflex, Inc., which is a private company partially owned by the Company's chief executive officer. In the opinion of management and the Company's Board of Directors, this related party transaction, including terms and amounts, is comparable to one that could be obtained from unaffiliated third parties.

K.  Pro forma Information

     The following unaudited pro forma information presents a summary of operating results of combined operations of the Company and Towne for the three and nine months ended September 30, 2001 and 2000, respectively, as if the merger with Towne had occurred as of January 1, 2000. The pro forma results include estimates and assumptions that management believes are reasonable, but are not necessarily indicative of the results which would have occurred if the merger had been in effect on the dates indicated, or which may result in the future.

                                                           Three Months              Nine Months
                                                          Ended Sept 30,            Ended Sept 30,
                                                       --------------------      ---------------------
(in thousands, except earnings per share)                2001        2000          2001         2000
                                                       --------      ------      --------      -------
Revenues                                               $ 17,381      $20,978     $ 52,746      $61,733
Operating income (loss)                                  (1,255)       4,474        2,285       11,454
Income (loss) before extraordinary item                  (1,195)       2,096         (118)       5,131
Net income (loss) available to common stockholders     $ (1,276)     $ 2,096     $   (199)     $ 5,131

Earnings (loss) per share:
         Basic                                         $  (0.09)     $  0.15     $  (0.01)     $  0.37
         Diluted                                       $  (0.09)     $  0.15     $  (0.01)     $  0.37

Weighted outstanding shares:
         Basic                                           13,884       13,803       13,865       13,798
         Diluted                                         13,884       13,878       13,865       13,948

The unaudited pro forma information presented above does not include certain non-recurring charges during 2001 of approximately $1.3 million incurred by the Company and Towne to effect the merger.

                             PRIVATE BUSINESS, INC.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
            THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000


MATERIAL 2001 CORPORATE DEVELOPMENTS

         As announced on November 14, 2001, Gerard "Gerry" M. Hayden, Jr. will be replacing Fred P. Read as Chief Financial Officer effective November 26, 2001. Mr. Read will be leaving Private Business to do financial consulting and independent projects. Mr. Hayden (age 47) comes to Private Business from Covation, a managed care application service provider financed by Bank of America and Andersen Consulting. Prior to serving as Covation's Executive Vice President and Chief Financial Officer from 1998-2001, Mr. Hayden served as EVP, CFO, COO, and as a Director of Meridian Occupational Healthcare Associates. During his career, Mr. Hayden has also served as CFO of Envoy (now WebMD), Allied Clinical Laboratories, and Lincoln National/Peak Health Plan. A graduate of Notre Dame and Northeastern University, Mr. Hayden has extensive transaction and public company experience.

         On August 9, 2001, we completed our merger with Towne Services, Inc. and subsidiaries (collectively "Towne"). A Form S-4 registration and joint proxy statement/prospectus statement of Private Business and Towne was filed with the Securities and Exchange Commission on May 18, 2001, as supplemented on July 13, 2001. The merger was structured as a tax-free exchange of approximately 4.6 million shares of the Company's common shares valued at approximately $13.2 million, 40,032 shares of the Company's Series B preferred stock valued at $114,000 and 963,000 of the Company's stock options valued at $1.3 million for all of the issued and outstanding Towne common shares, preferred shares and Towne common stock options, respectively. The merger was accounted for as a purchase in accordance with SFAS No. 141.

OVERVIEW

         We are a leading provider of solutions that enable community banks to manage accounts receivable financing provided to their small business customers. Our solution is called Business Manager(R), and is based on software, marketing, and online electronic transaction processing services. One element of Business Manager is our proprietary software, which enables our network of client banks to purchase accounts receivable from their small business customers. The banks then process, bill and track those receivables on an ongoing basis. As a major component of our program, we work with client banks to design, implement and manage the sale of Business Manager accounts receivable financing services to their small business customers. We also give our client banks the option of outsourcing to us their application hosting and transaction processing through secure Internet connections, allowing them to receive accounts receivable information and make funding decisions electronically.

         As a result of the merger, we began supporting Towne products. Towne provides services and products that process sales and payment information and related financing transactions for businesses and banks in the United States. Towne delivers these services and products online via an electronic hub, or gateway, that links business and bank customers with the company and other providers of products and services that can benefit these customers. Towne uses this electronic gateway to deliver a variety of business and management solutions using Internet and telecommunication connections. Towne also provides these solutions through its proprietary software, housed at its clients' locations. Revenues are generated through the deployment and use of three primary products: Towne Credit(R), which processes consumer credit transactions for small and medium-sized businesses; Towne Finance(R) and CashFlow Manager(SM), which process business-to-business credit transactions for commercial businesses; and RMSA(R) Merchandise Planning service, which processes sales and inventory transactions and provides merchandising forecasting information for specialty retail stores; and ancillary services related to these products.

         We generate revenue from four main sources:

                  - royalties earned on client bank purchases of small business accounts receivable.
                  -        software license fees from new client banks.
                  -        retail planning services
                  - maintenance fees and other revenues, comprised primarily of fees received for insurance brokerage services, paper-based form sales, software maintenance, medical, leasing and processing services.

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

         Software license fees for Business Manager consist of two components: the license fee and customer training and support fee. These are one-time fees that we receive upon the initial licensing of our Business Manager program to a community bank. Our license agreements are executed with terms ranging from three to five years, and are renewable for subsequent terms. We recognize revenues from the license fee at the time of initiation of the agreement and the customer training and support fee ratably over the twelve-month service period subsequent to signing the license agreement. Software license fees for new agreements range from approximately $5,000 to $156,000 and are generally based on the asset size of the client bank. Software license fees for Towne products include set-up fees for installation, implementation and training of bank and business customers. All revenues from software license fees are recorded on a deferred basis over the estimated life of the contract terms and for certain cancellation clauses and/or return guarantees until the guarantee period is expired. Software license fees for the Towne products charged to each bank vary depending on the asset size of the bank and the number of communities served. Set-up fees are also charged to business customers based either upon a flat rate or upon the expected transaction volume.

         Retail planning services revenue is generated from fees charged for the processing of sales and inventory transactions and providing merchandising and forecasting information for specialty retail stores; and ancillary services related to these products.

RMSA (a subsidiary of Towne) uses a proprietary software to process sales and inventory transactions and provide the merchandising forecasting information. We recognize revenues as the transactions occur and merchandising and forecasting services are performed.

         Maintenance fees and other revenues include several ancillary products and services we provide to client banks. Annual software maintenance fees are generated from our client banks starting on the first anniversary date of the Business Manager license agreement and annually thereafter. These revenues are recognized ratably over a twelve-month period beginning on the first anniversary date of the agreement. Additionally, since 1995, we have brokered, through our Private Business Insurance subsidiary, credit and fraud insurance products from a national insurance company. We earn fees based on a percentage of the premium that is paid to the insurance company. We also provide a standard set of forms that client banks may purchase and use in the normal course of administering the Business Manager program. Revenues related to these forms are recognized in the period that they are shipped to the client bank. We also offer processing services to our client banks for an additional fee, based on the volume of transactions processed through the system. We also have some industry-focused applications for the medical and dental markets and an equipment-leasing program for use by small business customers where we receive a commission on referred leasing transactions funded by a third-party finance company. Monthly transaction processing fees include charges for electronic processing, statement rendering and mailing, settling payments, recording account changes and new accounts, leasing and selling point of sale terminals, telephone and software support services, rental fees and collecting debts.

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, the percentage relationship of the identified consolidated statements of operations items to total revenue. The results of operations below includes the operating results of Towne for the period from August 10, 2000 through September 30, 2001.

                                          Third Quarter        Year to Date
                                        -----------------    -----------------
                                         2001       2000      2001       2000
                                        ------     ------    ------     ------
Revenue:
       Royalties                          74.5%      85.7%     79.7%      85.3%
       Software license                    1.5%       3.6%      1.8%       3.8%
       Retail planning services           10.3%       0.0%      4.0%       0.0%
       Maintenance and other              13.7%      10.7%     14.5%      10.9%
                                        ------     ------    ------     ------
                                         100.0%     100.0%    100.0%     100.0%
Operating Expenses:
      General and administrative          39.2%      21.5%     41.3%      26.8%
      Selling and marketing               39.3%      46.6%     40.8%      44.2%
      Research and development             3.0%       3.3%      2.4%       3.4%
      Amortization                         2.3%       1.4%      2.3%       1.3%
      Other operating                     27.8%       0.5%     11.0%       1.2%
                                        ------     ------    ------     ------
                                         111.6%      73.3%     97.8%      76.9%

Operating Income (Loss)                  (11.6%)     26.7%      2.2%      23.1%

Other Expenses:
      Interest expense, net                5.0%       7.9%      7.0%       8.0%
                                        ------     ------    ------     ------
Income (Loss) Before Income Taxes
      and Extraordinary Item             (16.6%)     18.8%     (4.8%)     15.1%

Income Tax Provision (Benefit)            (6.4%)      7.3%     (1.9%)      5.9%
                                        ------     ------    ------     ------
Net Income (Loss) Before
       Extraordinary Item                (10.1%)     11.5%     (2.9%)      9.2%

Extraordinary Item: early extinguish-
     ment of debt, net of tax              0.5%         0       0.2%         0%
                                        ------     ------    ------     ------
Net Income (Loss)                        (10.6%)     11.5%     (3.1%)      9.2%

Preferred Stock Dividends and
   Accretion                               0.2%         0       0.1%         0%
                                        ------     ------    ------     ------
Net Income (Loss) Available to
    Common Shareholders                  (10.8%)     11.5%     (3.2%)      9.2%
                                        ======     ======    ======     ======

         Royalties. Royalties decreased 10.7% to $11.3 million for the third quarter of 2001 and 12.9% to $31.5 million for the first nine months of 2001 compared to $12.7 million and $36.2 million for the third quarter and first nine months of 2000, respectively. The royalties for the third quarter and first nine months of 2001 include new royalties of approximately $875,000 from the Towne, Inc. merger, which was effective August 9, 2001. The decreases were primarily due to a reduction in the total funding through our Business Manager program to $1.4 billion for the third quarter of 2001 and $4.1 billion for the first nine months of 2001, compared to $1.5 billion and $4.6 billion for the third quarter and first nine months of 2000, respectively. As a percentage of total revenue, royalties accounted for 74.5% for the third quarter of 2001 compared to 85.7% for 2000 and 79.7% for the first nine months of 2001 compared to 85.3% for 2000.

         Software license. Software license fees decreased 58.2% to $223,000 and 56.1% to $719,000 for the third quarter and first nine months of 2001, respectively, compared to $534,000 and $1.6 million for the comparable periods for 2000. The decrease was primarily due to a decrease in the number of new software license agreements entered into during 2001 compared to 2000. We believe the decrease was due to several contributing factors, including our continued focus on marketing more specifically to banks in targeted areas where we wish to better penetrate and support the small business market. Further, we believe that with the current economic slowdown and the fact that as we increase our market penetration, it becomes more difficult to add new license agreements from the smaller universe of potential bank clients. Software license fees accounted for 1.5% and 1.8% of total revenues for the three months and nine months ended September 30, 2001, respectively, compared to 3.6% and 3.8% for the comparable periods in 2000.

         Retail planning services. Retail planning services revenue is the result of sales from August 9, 2001 through September 30, 2001. As a percentage of total revenues, Retail planning services accounted for 10.3% and 4.0% for the third quarter and first nine months of 2001, respectively.

         Maintenance and other. Maintenance and other fees increased 30.3% to $2.1 million for the three months ended September 30, 2001 and 24.2% to $5.7 million for the first nine months of 2001, compared to $1.6 million and $4.6 million, respectively, for the comparable periods for 2000. The increase was primarily attributable to increases in our processing services. Our processing services fees increased 329.4% to $552,000 for the third quarter of 2001 and 437.4% to $1.4 million for the first three quarters of 2001, compared to $128,000 and $253,000, respectively, for the comparable periods in 2000. The increase was primarily the result of more of our client banks utilizing our processing services and new additional processing revenues of $108,000 for both the third quarter and first nine months of 2001 related to the Towne merger. Maintenance and other fees accounted for 13.7% and 14.5% of total revenues for the third quarter and first nine months of 2001, respectively, compared to 10.7% and 10.9% for the comparable periods in 2000.

         Total revenues. Total revenues for the third quarter of 2001 increased 2.7% to $15.2 million and decreased 6.8% to $39.6 million for the first nine months of 2001, compared to $14.8 million for the third quarter of 2000 and $42.4 million for the first nine months of 2000. Total revenues for the third quarter and first nine months of 2001 include $2.7 million in revenues related to the Towne merger from August 9, 2001 through September 30, 2001. Excluding the new revenues, the decreases were primarily as a result of decreased royalties and software license fees, which were partially offset by increased maintenance and other fees.

         General and administrative. General and administrative expenses increased 87.1% to $5.9 million and 43.6% to $16.3 million for three and nine months ended September 30, 2001, respectively, compared to $3.2 million and $11.4 million for the comparable periods in 2000. General and administrative expenses include the cost of our executive, finance, human resources, information and support services, administrative functions and general operations. As a percentage of total revenue, general and administrative expenses increased 17.7% to 39.2% and 14.5% to 41.3% for the quarter and nine months ended September 30, 2001, respectively, compared to the same periods in 2000. The increases were primarily due to higher consulting and general fees and compensation costs, our new Technology and Service Center which we placed in service in May 2000 and one-time severance costs for the former President, paid in June 2001, and the former CEO paid in February 2001. Consulting and general fees increased to $735,000 and $1.8 million for the third quarter and first nine months of 2001, respectively, compared to $271,000 and $938,000 for the same periods in 2000, respectively. The increases were primarily the result of using additional consultants involved in sales improvement and possible future mergers and acquisitions. The increase in compensation expense of approximately $2.2 million for the third quarter of 2001 and $3.5 million for the nine months ended September 30, 2001 was primarily due to the addition of the Towne employees who came with the merger and the one-time severance payments.

         Selling and marketing. Selling and marketing expenses decreased 13.5% for the third quarter of 2001 and 13.9% for the first nine months of 2001 to $6.0 million and $16.1 million, respectively, compared to $6.9 million and $18.8 million for the three and nine months ended September 30, 2000, respectively. Selling and marketing expenses include the cost of wages and commissions paid to our dedicated business development and bank sales force, travel costs of our sales force, recruiting for new sales and marketing personnel and marketing fees associated with direct and telemarketing programs. As a percentage of total revenue, selling and marketing expenses decreased 7.3% to 39.3% and 3.4% to 40.8% for the third quarter and first nine months of 2001, respectively, compared to 46.6% and 44.2% for the comparable periods in 2000. The decreases were primarily due to a reduction in sales staff as a result of continued focus on sales productivity per sales person. This resulted in decreased compensation, training, and travel expenses. The decrease was slightly offset by increased commission expense relating to the addition of sales people with Towne and RMSA who were added as a result of the Towne merger.

         Research and development. Research and development expenses decreased 7.1% to $453,000 and 34.3% to $937,000 for the third quarter and first nine months of 2001, respectively, compared to $487,000 and $1.4 million for the year earlier periods. These costs include the non-capitalizable direct costs associated with developing new versions of the Business Manager system. The decrease in costs was primarily due to larger amounts of research and development costs capitalized as software development costs due to increased activity related to capitalizable new product development in the third quarter and first nine months of 2001 compared to the same periods in 2000. As a percentage of total revenues, research and development expenses decreased to 3.0% and 2.4% in the third quarter and first nine months of 2001, respectively, compared to 3.3% and 3.4% for the year earlier periods. The amount of software development cost capitalized in the third quarter and first nine months of 2001 were $280,000 and $918,000, respectively, compared to $111,000 and $319,000 for the same periods in 2000.

         Amortization. Amortization expenses increased 72.9% to $344,000 and 61.7% to $918,000 for the third quarter and first nine months of 2001, respectively, compared to $199,000 and $568,000 for the comparable periods in 2000. These expenses include the cost of amortizing intangible assets including trademarks, associated costs of goodwill, software development costs and debt issuance costs. The increase was primarily related to the increased activity and capitalization of software development costs in late 2000 and the first half of 2001 and amortization of identified intangibles from the Towne acquisition.

         Other operating expenses. Other operating expenses increased $4.1 million to $4.2 million and $3.9 million to $4.4 million for the three and nine months ended September 30, 2001, respectively. Other operating expenses include property tax and other miscellaneous costs associated with providing support and services to our client banks. $4.1 million of the $4.2 million expense for the three months ended September 30, 2001 is due to the write-down of land, building and furniture at the Company headquarters to its estimated fair market value. During the third quarter of 2001, we decided to consolidate business operations into one location in our Technology and Business Center located in leased space in a building adjacent to the current headquarters and, as a result, have placed the current headquarters property up for sale.

         Operating income (loss). As a result of the above factors, our operating loss was $1.7 million, or a decrease of 144.1%, for the third quarter of 2001 compared to $3.9 million of operating income for the third quarter of 2000. For the first nine months of 2001, operating income decreased 91.2% to $863,000 compared to $9.8 million for the same period in 2000. As a percentage of total revenue, operating income (loss) decreased to (11.6%)and 2.2% for the third quarter and first nine months of 2001, respectively, compared to 26.7% and 23.1% for the same periods in 2000.

         Interest expense, net. Interest expense, net decreased 34.8% to $760,000 and 19.4% to $2.8 million for the three and nine months ended September 30, 2001, respectively, compared to $1.2 million and $3.4 million for the comparable periods in 2000. The decrease was primarily due to the reduction of our debt and more favorable interest rates. In addition to our normal debt service, we reduced long-term debt by approximately $1.3 million at the end of the first quarter 2000 using excess cash from operations as required by a year-end excess cash provision in our debt agreement, an optional payment of $3.0 million at the end of the second quarter 2000 and an optional payment of $6.0 million using cash from operations and cash and cash equivalents acquired through the merger with Towne.

         Income tax benefit. The income tax benefit was approximately $976,000 and $740,000 for the third quarter and first nine months of 2001, respectively, compared to a provision of $1.1 million and $2.5 million for the same periods in 2000. As a percentage of income before taxes, the income tax benefit was 39.0% for both the third quarter and first nine months of 2001.

         Extraordinary item. The extraordinary item represents the after-tax write-off of a portion of the unamortized debt issuance costs in the amount of $81,000 as a result of paying down approximately $6.0 million in long-term debt using cash from operations cash and cash equivalents from the merger with Towne.

LIQUIDITY AND CAPITAL RESOURCES

         Our primary sources of capital have historically been cash provided by operations, long-term debt and investment from stockholders. During the first nine months of 2001 our operating activities provided cash of $4.8 million. We also received an additional $4.8 million from our investing activities, primarily due to our merger with Towne Services, Inc., which netted approximately $6.8 million in cash. This was partially offset due to purchases of equipment and software development. We currently estimate that total capital expenditures for 2001 will be approximately $2.5 million.

         Cash used in financing activities totaled $8.7 million for the first nine months of 2001, which in the result of $8.8 million in repayments of long-term debt, $5.7 million of which was repaid using cash acquired through the merger with Towne.

         The credit facility includes term loans with balances as of September 30, 2001 of $15.5 million and $21.8 million, and also provides for a revolving line of credit in the amount of $7.5 million, including a $3.0 million sublimit for swing line advances and a $2.0 million sublimit for standby letters of credit. There was no outstanding balance on the revolving line of credit at September 30, 2001. The credit facility bears interest in accordance with a grid pricing formula based on the achievement of various financial ratios. The formula calls for advances to bear interest ranging from 1.25% to 2.75% above prime rate or 2.50% to 4.00% above the Eurodollar rate.

         The $15.5 million loan is generally repayable in quarterly installments of $1.2 million through September 30, 2003 and then increasing to $1.4 million beginning December 31, 2003 until maturity (August 7, 2004). The $21.8 million loan is repayable in equal quarterly installments of $72,000 until December 31, 2004, at which time the required quarterly payments increase to $3.2 million until September 30, 2005 and $4.2 million until December 31, 2005 with a final payment of $3.7 million due March 31, 2006. The revolver has an annual commitment fee and matures August 7, 2004. As of September 30, 2001, we had $15.5 million outstanding at 6.09%, $21.8 million outstanding at 6.59% and no outstanding letters of credit.

         The credit facility is secured by a pledge of all of our assets and imposes financial covenants and requirements on us and contains limitations on our ability to sell material assets, redeem capital stock and pay dividends, among other actions. On June 30, 2001, the Company entered into an amendment to its credit facility. The amendment modified the restrictive financial covenants for the period ended June 30, 2001 and all future periods. As of September 30, 2001, we were in compliance all of the restrictive covenants.

         On August 9, 2001, we completed a merger of Towne Services, Inc. ("Towne") into Private Business. The merger was structured as a tax-free exchange of approximately 4.6 million shares of our common shares valued at approximately $13.2 million for all of the issued and outstanding Towne common shares and common share equivalents and the issuance of 963,000 common stock options valued at $1.3 million to replace all of the issued and outstanding Towne common stock options. Also, as a condition of the merger on August 9, 2001, we issued 40,032 shares of Series B Convertible preferred stock, valued at approximately $114,000 in exchange for all the issued and outstanding Towne Series B preferred stock. The merger was accounted for as a purchase in accordance with SFAS No. 141. We recorded approximately $18.8 million in tangible assets ($7.8 million of which was cash and cash equivalents), $1.9 million in intangible assets, $2.5 million in goodwill and assumed liabilities of approximately $7.5 million. As a result of the merger, Private Business' shareholders own 67% of the outstanding shares of the new combined entity. In conjunction with the merger agreement, a one for three reverse stock split of our common stock occurred before exchanging our common shares for the Towne common shares and common share equivalents.

         We may, in the future, acquire businesses or products complementary to our business, although we cannot be certain that any such acquisitions will be made. The need for cash to finance additional working capital or to make acquisitions may cause us to seek additional equity or debt financing. We cannot be certain that such financing will be available, or that our need for higher levels of working capital will not have a material adverse effect on our business, financial condition or results of operations. We believe that our line of credit availability along with future operating cash flows and the cash received from the merger will be sufficient to meet our working capital and capital expenditure requirements for the next twelve months.

NEW ACCOUNTING PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board approved the issuance of Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. These standards, issued in July 2001, establish accounting and reporting for business combinations and intangible assets. SFAS No. 141 requires all business combinations entered into subsequent to June 30, 2001 to be accounted for using the purchase method of accounting. SFAS No. 142 provides that goodwill and other intangible assets with indefinite lives will not be amortized, but will be tested for impairment on an annual basis. The Company has followed these standards for its acquisition of Towne on August 9, 2001 and the remaining provisions of SFAS 141 and 142 are effective for the Company beginning on January 1, 2002. As of September 30, 2001, the Company had amortizable goodwill of $4.1 million from acquisitions prior to June 30, 2001 and non-amortizable goodwill of $2.5 million resulting from the merger with Towne. The Company has not quantified the impact resulting from the adoption of these standards.

   In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement replaces SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. However, it retains the fundamental provisions of SFAS No. 121 for recognition and measurement of the impairment of long-lived assets to be held and used and for measurement of long-lived assets to be disposed of by sale. This statement applies to all long-lived assets, including discontinued operations, and replaces the provisions of APB Opinion No. 30, Reporting Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, for the disposal of segments of a business. This statement requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. The Company will be required to adopt this statement no later than January 1, 2002. The Company is currently assessing the impact of this statement on its results of operations, financial position and cash flows.

NOTE REGARDING FORWARD LOOKING INFORMATION

         This interim report contains several "forward-looking statements" concerning our operations, prospects, strategies and financial condition, including our future economic performance, intent, plans and objectives, and the likelihood of success in developing and expanding our business. These statements are based upon a number of assumptions and estimates which are subject to significant uncertainties, many of which are beyond our control. Words such as "may," "would," "could," "will," "expect," "anticipate," "believe," "intend," "plan," and "estimate" are meant to identify such forward-looking statements. Actual results may differ materially from those expressed or implied by such forward-looking statements. The Company assumes no obligation to update this information. Factors that could cause actual results to differ materially are discussed in our filings with the Securities and Exchange Commission, including our Registration Statement on Form S-4 dated May 18, 2001 as supplemented July 13, 2001 and our Annual Report on Form 10-K for the year ended December 31, 2000, and include, among other factors, the timely development and market acceptance of products and technologies and competitive market conditions.

INFLATION

         We do not believe that inflation has had a material effect on our results of operation. There can be no assurance, however, that our business will not be affected by inflation in the future.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company is subject to market risk from exposure to changes in interest rates based on our financing and cash management activities. Our exposure relates primarily to our long-term debt obligations that expire in 2004 and 2006. In the event that interest rates associated with these debt obligations were to increase 100 basis points, the annual impact on future cash flows would be approximately $374,000.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

         As a result of the merger between the Company and Towne, the Company assumed certain outstanding litigation against Towne, as described in more detail in the Registration Statement on Form S-4. The following is a brief description of certain outstanding legal proceedings involving Towne.

         As previously disclosed, Towne, two of its former officers, and a current officer are defendants in a securities class action lawsuit filed in November 1999. No class has yet been certified. The complaints allege, among other things, that Towne should have disclosed in the prospectus used for its secondary public offering in June 1999 that it allegedly experienced serious problems with its network infrastructure and processing facilities during the move of its corporate headquarters in June 1999, and that these problems allegedly led to a higher than usual number of customers terminating their contracts during the second quarter. The complaints seek an unspecified award of damages. Towne filed a motion to dismiss for failure to state a claim, the plaintiffs filed an answer to Towne's motion, and the judge granted parts of Towne's motion to dismiss and denied other parts, which had the effect of allowing the above claim to proceed. Towne and the individual defendants recently filed answers denying liability and asserting numerous affirmative defenses. Discovery has not yet commenced. Towne believes that the allegations in the complaint are without merit and intends to defend the lawsuit vigorously.

         Another lawsuit arises out of Towne's acquisition of Banking Solutions, Inc. ("BSI") through a stock purchase in December 1998. Plaintiff contends that BSI and the other shareholders allegedly fraudulently induced him to release them from a certain agreement by fraudulently misrepresenting the gross sales price paid by Towne's subsidiary in the stock purchase. He contends that Towne is liable to him as the successor to BSI, and also for allegedly tortiously interfering with the agreement, and that Towne conspired with the other defendants to misrepresent the "gross purchase price." Towne denies all allegations of the petition. The suit claims an unspecified amount of damages including a percentage of the gross sales price paid by Towne's subsidiary for the acquisition of BSI, as well as punitive damages, attorneys' fees, and pre-judgment and post-judgment interest. Towne has filed a motion for summary judgment seeking dismissal of all claims against it. The court has not yet ruled on the motion, and discovery is ongoing. Towne believes that the allegations in the complaint are without merit and intends to defend the lawsuit vigorously. Towne also contends that it is entitled to indemnification from the BSI shareholders for Towne's expenses in defending this action.

         Towne filed an action against six former BSI sales representatives, and The Clipper Group, a company founded by one or more of former BSI sales representatives. Towne contends that the defendants have formed a competing company, and are marketing a competing product, to Towne's bank customers, in violation of the named individuals' employment contracts, and in particular, in violation of trade secret and confidentiality provisions and non-solicitation of customer and employee provisions contained in those contracts. Towne has asserted claims against these defendants for misappropriation of trade secrets (including both customer information and confidential information regarding Towne's software product), misappropriation of confidential information, breach of employment contracts, tortious interference with employment contracts, tortious interference with licensing agreements, tortious interference with customer contracts, breach of the covenant of good faith and fair dealing, and conspiracy. Towne seeks actual and punitive damages, injunctive relief, and attorney's fees and costs. On or about April 30, 2001, the defendants answered, denied liability, moved to compel arbitration, and asserted a counterclaim against Towne for alleged fraudulent inducement of the employment contracts at issue. The defendants seek an unspecified amount of actual damages, punitive damages, attorney's fees, interests, and a declaration that the employment agreements at issue are not enforceable. Towne believes that the allegations in the counterclaim are without merit and it intends to defend the counterclaim vigorously. Towne also intends to vigorously pursue its claims against these defendants.

Item 4. Submission of Matters to a Vote of Security Holders

         The Company held its annual meeting of shareholders on August 9, 2001 to consider and vote on the following matters: (1) approval of an agreement and plan of merger with Towne Services, Inc., and the transactions contemplated by the merger agreement, including the merger; (2) approval of an amendment to Private Business's charter to effect a one-for-three stock split of its common stock, which was a prerequisite to approval of the merger agreement; (3) approval of an increase in the number of shares reserved for issuance under Private Business's 1999 Amended and Restated Stock Option Plan from 1,333,333 to 2,000,000; and (4) the election of two directors to serve until the 2004 annual meeting or until their successors are duly elected and qualified.

         The results of the Annual Meeting were as follows:

1.       Approval of the Merger with Towne
         For 17,179,784     Against  87,759    Abstain 3,037   Broker novote  4,672,017

2.       Approval of the one-for-three stock split
         For 17,177,910     Against  84,596    Abstain 8,074   Broker nonvote  4,672,017

3.       Approval of the increase of shares under the Stock Option Plan
         For 17,035,505     Against 227,604    Abstain 7,471   Broker nonvote  4,672,017

4.       Election of Brian J. Conway as a Director of the Company
         For 21,882,780     Against       0    Abstain     0   Withhold authority 57,817

5.       Election of William B. King as a Director of the Company
         For 21,887,770     Against       0    Abstain     0   Withhold authority 54,827

                           PART II - OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  3.1      - Amended and Restated Charter of the Company
                             (incorporated by reference to exhibit 3.1 to the Company's registration statement on Form S-1)

                  3.2      - Amended and Restated By-laws of the Company
                             (incorporated by reference to exhibit 3.2 to the Company's registration statement on Form S-1)

                  3.3      - Charter Amendment dated August 9, 2001

                  3.4      - Designation of Series B Preferred Stock

                  10.1     - Employment Agreement between the Company and Henry
                             M. Baroco

                  10.2     - Consulting Agreement between the Company and G.
                             Lynn Boggs

         (b)      Reports on Form 8-K

                           On July 13, 2001, the Company filed a current report on Form 8-K announcing the rescheduling of the annual shareholder's meeting to August 9, 2001.

                           On August 10, 2001, the Company filed a current report on Form 8-K announcing the Company's annual shareholder's meeting and the completion of the merger with Towne Services, Inc.

                                   SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        PRIVATE BUSINESS, INC.
                                                 (Registrant)

Date:    November 13, 2001              By: /s/ Thomas L. Black
      ------------------------              ------------------------------------
                                            Thomas L. Black
                                            Chief Executive Officer



Date:    November 13, 2001              By: /s/ Fred P. Read
      ------------------------              ------------------------------------
                                            Fred P. Read
                                            Chief Financial Officer