Form 10-K405
period 2001-12-31
PRIVATE BUSINESS INC
filed 2002-03-25
CIK 1069469

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

CHECK ONE:
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED] FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001 OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES ACT OF 1934 [NO FEE REQUIRED] FOR THE TRANSITION PERIOD FROM TO .

COMMISSION FILE NUMBER 000-25959

PRIVATE BUSINESS, INC.
(Exact name of registrant as specified in its charter)

TENNESSEE	62-1453841
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

9020 OVERLOOK BLVD	37027
BRENTWOOD, TENNESSEE (Address of principal executive offices)	(Zip Code)

(615) 221-8400
(Registrant’s telephone number, including area code)

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

     Yes  [X]      No  [  ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of registrant’s voting stock held by non-affiliates of the registrant, computed by reference to the price at which the stock was sold, or average of the closing bid and asked prices, as of March 15, 2002 was approximately $26,772,000.

     On March 15, 2002, 13,960,589 shares of the registrant’s $0.01 par value Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant’s definitive proxy statement for its 2002 annual meeting of stockholders are incorporated by reference into Part III, Items 10, 11, 12 and 13 of this Form 10-K.

PART I

Item 1. Business.

Material 2001 Corporate Developments

     New Chief Executive Officer. On February 1, 2001, Private Business, Inc. (“Private Business” or the “Company”) announced that Thomas L. Black, a co-founder and former CEO of Private Business during our most rapid growth phase from 1991 to 1995, was named our Chief Executive Officer and President replacing Kevin M. McNamara and Jerry L. Cover, respectively. Mr. Black has been a director of the Company since its founding and most recently has been CEO of Tecniflex, Inc., a privately held company.

     Merger with Towne Services, Inc. On August 9, 2001, we completed a merger with Towne Services, Inc. (“Towne”) into Private Business. The merger was structured as a tax-free exchange of approximately 4.6 million of our common shares valued at approximately $13.2 million for all the issued and outstanding Towne common shares and common share equivalents and the issuance of approximately 963,000 common stock options valued at $1.3 million to replace all of the issued and outstanding Towne common stock options. Also, as a condition of the merger, on August 9, 2001, we issued 40,032 shares of Series B Convertible preferred stock valued at approximately $114,000 in exchange for all the issued and outstanding Towne Series B preferred stock. The merger was accounted for as a purchase. As a result of the merger, Private Business’ shareholders own approximately 67% of the outstanding shares of the combined entity. In conjunction with the merger agreement, a one for three reverse stock split of our common stock occurred before the exchange of our common shares for the Towne common shares and common share equivalents.

     Towne had two lines of business, one of which was a cash flow accounts receivable financing management product similar to our Business Manager solution. From a business and operations standpoint, our approach to the Towne merger is to convert Towne banks and merchants to Business Manager. We believe that this will provide for cost efficiencies and higher quality service to our customers. Towne’s retail inventory management and forecasting service, also known as Retail Merchandising Service Automation (“RMSA”), is the other line of business acquired as part of the merger.

General

     Private Business was incorporated in Tennessee in 1990. We are a leading provider of two services directed at small businesses: a solution that helps banks market and manage accounts receivable financing and a forecast and tracking service allowing retail chains to better manage their inventories. Business Manager®, our principal service, is offered through a nationwide network of client banks, and helps these banks provide cash flow and financing to thousands of small businesses across the United States. Business Manager provides targeted marketing, software and online electronic transaction processing services, linking Private Business to our client banks and small business customers. Our retail division, RMSA, offers retail inventory management and forecasting services to smaller retail stores and regional chains throughout the United States and Canada.

     The Company’s principal executive offices are located at 9020 Overlook Blvd., Brentwood, Tennessee 37027, and its telephone number at that address is (615) 221-8400.

     The Business Manager solution enables our network of over 1,100 client banks to purchase accounts receivable from their small business customers. The banks then process, bill and track those receivables on an ongoing basis. A major component of our solution is sales and marketing support for our client banks: we work with these institutions to design, implement and manage the sale of Business Manager accounts receivable financing services to their small business customers. We help these banks reach customers they might not otherwise access because of cost or system constraints. Some banks will perform the basic administrative and detail transaction processing within their own organizations. Others rely on us for this infrastructure and support, which we provide through our Technology and Business Service Center (“Service Center”). In addition to maintaining the Business Manager software and databases related to the accounts receivable financing service, the Service Center also provides staffing for transaction support and more efficient banking services such as lockboxes with automated clearing house transactions, accelerating funds flow and account credits.

     Since 1994 the American Bankers Association, through its subsidiary, the Corporation for American Banking, has endorsed Business Manager. The American Bankers Association employs a due diligence process in endorsing products, including conducting interviews with banks and customers regarding the product. Only 17 companies have the American Bankers Association’s endorsement, and Business Manager is the only product of its type that has received the endorsement.

     As a complement to Business Manager, we advise and train our client banks concerning risk management procedures and offer insurance products that mitigate their exposure to fraud and non-payment. We assume none of the payment risk in the banks’ purchase of receivables; all such risk falls upon the client banks and their small business customers.

     The Business Manager solution benefits both our client banks and their small business customers. The solution introduces our client banks to a new type of high-margin fee generating service in a financing sector they themselves might not be able to cost-effectively market and serve. Business Manager also provides small business customers with access to a new type of bank financing that may better fit their business needs and capital position.

     Typically, we provide our services under exclusive long-term contracts with client banks with terms ranging from three to five years with automatic renewals for a predefined term thereafter. We receive initial fees for set-up and participation fee payments equal to a percentage of every receivable purchased by the banks from their small business customers. Some contracts contain performance or deferred payment terms that we must satisfy in order for us to begin receiving payment and recognizing revenue. During 2001, approximately 77% of our revenue resulted from participation fee payments.

     During 2001, our network of client banks purchased approximately $5.4 billion of accounts receivable from approximately 6,700 small businesses.

     RMSA, which came to Private Business in the Towne merger, also serves small business retail establishments. One of the critical success factors for retail establishments is the proper ordering and turnover of inventory. RMSA, which employs a sales force of experienced consultants along with selected proprietary software and databases, works closely with retailers in helping them manage their purchasing, turnover and disposition of stock items. The most prevalent RMSA financial arrangement with its clients is recurring revenue based on the number of inventory items, or classifications, to be tracked. RMSA usually delivers a report on a monthly basis to its retail customer, which forecasts inventory needs based on historical trends. Approximately 80% of RMSA’s forecasting revenue is recurring in nature.

Industry Background

Community Banks and Small Businesses

     As of September 30, 2001, the Federal Deposit Insurance Corporation (“FDIC”) listed 9,701 institutions as FDIC insured. We believe that approximately 5,000 of these banks are candidates for our Business Manager program.

     Dun & Bradstreet tracks approximately 13.0 million small businesses in the U.S. with less than $25.0 million of annual sales. Private Business believes that approximately 4.9 million of these businesses are potential prospects for the Business Manager system based on their size, industry and receivables patterns.

     The capital markets in which community banks and small businesses operate in are driven by several key forces including:

●	Financing for Small Businesses. Many small businesses are growing rapidly and financially sound but are not eligible for sufficient traditional bank financing. We believe that, for many of these small businesses, the need for working capital is a significant obstacle to growth, and that these businesses spend much time, money and effort on receivables and cash management. Traditional banks may be unwilling to provide financing to small businesses for a number of reasons such as the particular small business’s lack of credit history or the industry or geographic areas in which a particular small business operates. In other cases, businesses have reached their bank’s credit limit for traditional bank financing.

●	Competitive Forces. Community banks compete for deposits and business against larger banks with more resources, but want to attract and retain small business customers using alternative financing products. In response to the competitive pressures arising from deregulation and consolidation, many community banks are adapting their business practices to meet these new challenges. According to the FDIC, strategies for coping with these pressures include:

• outsourcing business functions.

• expanding the use of non-traditional financing.

• partnering with non-bank service providers.

• emphasizing personalized services and developing niches or specialty offerings to serve a broader customer base.

At the same time, given the limited asset base of community banks and the need to improve margins, the adoption of these strategies must take into account the need to control operating expenses, maintain proper risk control and minimize operating complexity.

●	Cost Pressures. Community banks’ size does not allow them to incur the full cost of receivables financing marketing, management and monitoring. Despite the fact that the small business sector provides a very large and potentially profitable market opportunity, financial service providers have encountered difficulty in managing cost-effective sales and support of targeted financial services to small businesses. Community banks have generally provided basic financial services such as business deposit accounts, credit card merchant services, and, in some instances, traditional lines of credit to small businesses. However, these banks typically have been unable to provide small businesses with more sophisticated cash management products such as accounts receivable or lease financing services.

●	Electronic Commerce Services.The market for electronic commerce products and services in the United States has grown dramatically in recent years. The financial sector has been a major user of outsourced electronic commerce services. Examples of outsourced electronic commerce applications in this sector include electronic authorization, processing and settlement of credit card transactions and electronic data interchange. Most of the outsourced electronic commerce activity in the financial sector has focused on servicing larger merchants and businesses. However, small businesses have many of the same financial needs as large businesses and also some unique needs particularly suited for electronic commerce outsourcing. While small businesses have taken advantage of certain outsourcing and/or electronic commerce services such as credit card and merchant services, other services generally have been unavailable in the small business credit and cash management market.

●	Regulatory Oversight. Regulators continue to emphasize to banks the need to improve monitoring and risk evaluation for asset based investments.

Our Business Manager Solution

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

     Our extensive network of local sales consultants, or Business Development Managers, helps our client banks develop new marketing strategies and facilitate the market penetration of Business Manager. Once a client bank contracts to utilize Business Manager, our Business Development Managers help the client banks design, implement and manage the sale of the Business Manager accounts receivable financing program to the client banks’ small business customers and prospects. Utilizing a database of likely small business customers of the program, the Business Development Managers generally work directly with the client banks’ commercial loan officers to target and meet with qualified small business customers as part of the direct sale of the program to these businesses. Once the client bank has signed up a new small business customer, our Business Development Managers continue to work with the small business customer in conjunction with the bank loan officer to ensure proper implementation and post-implementation support. We also help design the appropriate procedures and controls to successfully implement Business Manager in order to minimize risk to our client banks.

     Business Manager allows banks to provide differentiated, high-margin financial services to their existing small business customers and new prospects without incurring the cost of internal technology development and additional personnel. Business Manager can benefit our client banks by:

● increasing their revenues with high margin fee income.

● creating additional relationships with their existing small business customers.

● attracting new small business customers.

● improving access to small business customers’ financial information, enabling better credit decisions.

     Business Manager can also benefit a bank’s small business customers by:

● improving cash flow and making funds available for growth.

● providing customized aging, sales and customer balance reports.

● reducing management time, effort and cost associated with billing and tracking receivables.

● improving receivables tracking and payment by involving the bank.

Retail Inventory Services — RMSA

     For many small retailers, the most critical success factor is inventory management. Purchasing both the right stock items and the appropriate quantities can mean that the retailer avoids expensive overstocking, which can mean liquidation sales at substantial losses and under stocking. Under stocking can mean lost sales and diminished cash flow.

     Large chain retailers, which have greater resources than local or regional retailers, can many times employ their own full-time in-house staffs to perform inventory forecasting. RMSA’s primary objective is to provide this support to local and regional retail businesses. We believe that between 30,000 and 90,000 retail businesses fit the profile of a RMSA client.

Strategy

     Existing Business. During 2001, we identified five initiatives for managing our business. Four were oriented towards our existing receivables financing business, while the fifth addressed overall growth of our company. Within our existing business, we set out to do four things: reduce expenses, increase sales, reduce debt, and slow the attrition rate among our current bank and merchant customers. We have reduced our headcount, which as of March 15, 2002 stands at 372 versus a two-company combined high of 461 at the time of the merger in August 2001. This was accomplished by restructuring all departments to gain efficiencies and reduce expenses. We also anticipate that the impending sale of our headquarters building and consolidation into one location will also help us reduce expenses, along with other measures. Sales, when measured in terms of new Business Manager customers, were 85 new banks; however, we signed 61 in the second half of 2001 compared with 24 new institutions in the first half of last year. Our total debt has declined from approximately $46 million at the end of 2000 to approximately $36 million as of December 31, 2001, primarily as a result of the use of cash acquired in the Towne merger.

     New Products and Services We believe that our prospects for growth lie with new products and services that are complementary to our existing business and thereby take advantage of our strategic assets. We believe that we have three distinct avenues for business expansion.

Distribution Channels	•	We currently have contracts with over 1,100 banks and 6,700 merchants through Business Manager and RMSA.

	•	B/M Exchange, our internet based bi-lateral communication network connects us to our client banks, giving us the ability to expand or build upon electronic commerce and transactions.

Sales Force	•	Between our Business Manager and RMSA sales forces, Private Business has over 100 sales representatives calling on community banks and small businesses across the country each day.

	•	As part of the development of our existing products and services, we have interfaces with the most common accounting and financial management systems in use today. We believe that this gives us the possibilities of using this work as a foundation for introducing new financial services and products.

Congruity and Compatibility	•	Because our existing products currently respond to their needs, we have the ability to assist community banks and small businesses deal with the cost pressures and exception type processing issues they face.

     Acquisitions and Alliances. The market for financial services offered to community banks, small businesses and retail establishments is fragmented and our industry is still in its formative stage. We believe there is an opportunity for strategic transactions such as acquisitions, licensing, alliances or other partnerships that create ways to broaden our product portfolio and assist us in delivering our services efficiently. We will continue to evaluate and pursue strategic transactions to better position our business. We also believe that both our receivables financing business and our RMSA retail service are candidates for new product expansion by way of acquisitions, alliances and other transaction structures. We continually review and evaluate such ideas.

Products & Services

     Receivables Financing Business

     We provide the following products and services through our Business Manager solution:

     Marketing Services. We provide comprehensive marketing services to client banks as a key part of the Business Manager solution. We analyze a bank’s market area using our extensive database and provide a detailed assessment of the market opportunity for Business Manager in a given geographic area. A Business Development Manager uses this market analysis to help the client bank sell Business Manager to small businesses.

     As of March 15, 2002, we employed approximately 58 full-time Business Development Managers (“BDM”), including 5 Regional Managers. Each BDM is responsible for 1 to 15 banks, depending on bank size and market potential, with the typical Business Development Manager responsible for 10 banks. The BDM and the client bank work together, using the market analysis, to develop a prospect list of the bank’s small business customers who would be likely Business Manager users. The master prospect list is prioritized, and, together, the client bank and a BDM approach the businesses on that list. As a follow-up, a BDM periodically contacts small business customers on the system to help the client bank retain their small business customers.

     Business Manager Software. We develop, update and support the Business Manager software, a Windows-based software package, installed at our client banks and in our Service Center that enables banks to purchase and manage accounts receivable from their small business customers. Business Manager provides over 60 detailed reports to keep the client bank and the small business owner informed about the performance and aging of the receivables. In addition, Business Manager’s software enables the client bank to periodically confirm customers’ receivables balances for risk control purposes.

     Processing Services. Our Service Center can perform for the client bank and its small business customers all the processing and service functions that would normally be performed by the client bank’s operations staff. With this option, the Service Center provides all data entry, account set-up, batch processing, lock box maintenance, preparation and mailing of statements and confirmation letters, invoicing and response to customer service inquiries. The client bank retains the decision-making responsibility for credit underwriting and for monitoring the small businesses’ daily financial transaction activity.

     Electronic Commerce Capabilities. We provide electronic commerce capabilities that enable data exchange between the small business customers, our client banks and our Service Center. This enables small business customers to deliver new invoice information electronically and have this information accessed by our client banks through a Web browser. The small business can upload this data directly from their accounting software such as Peachtree® or QuickBooks® or input this data into a predetermined form provided through the Internet server and accessible via a Web browser. Our Internet communications infrastructure provides the gateway to a central repository for this information. This infrastructure also enables small businesses to access critical cash management reports online through their Web browser. We believe this capability reduces the time and cost of processing new invoices for the small business and enhances our client banks’ relationships with their small business customers.

     Risk Management Procedures. The Business Manager solution also assists client banks with credit risk management, using a variety of tools, including:

●	Underwriting Control. The client bank, using their own credit underwriting procedures, decides which businesses participate in Business Manager and approves limits on the amount of receivables to be purchased from those businesses.

●	Monitoring Capability. Information provided by the Business Manager software enables the bank to monitor the payment performance of the receivables, to detect trends in the business that may impact the bank’s risk, and to facilitate confirmation of outstanding receivables.

●	Primary Source of Payment. The receivables purchased by the bank are the primary source of payment. In most cases, a small business’ customer makes payment of the receivables directly to the client bank.

●	Reserve. As the client bank buys receivables from small businesses, a portion of the purchase price is deposited into a reserve account to protect the client bank against potential losses on the receivables. The reserve is adjusted each month to reflect the condition of the receivables.

●	Repurchase Obligation. The small business maintains ultimate responsibility for accounts receivable collection. Receivables that age beyond a designated period (typically 90 days) are repurchased by the small business. Client banks may require additional collateral and personal guarantees to secure the repurchase obligation.

     Credit and Fraud Insurance. Our insurance brokerage subsidiary offers two insurance products for the Business Manager solution. Both products are primarily underwritten by CNA Credit, an affiliate of CNA Financial

Corporation and one of the nation’s major multi-line insurers. Accounts receivable credit insurance protects the client bank and/or its small business customers from default in payment of the receivable. Fraud insurance protects the client bank from two types of fraudulent acts by the client banks’ small business customers: fraudulent invoices and diversion of customer payments.

     RMSA Retail Inventory Forecasting and Management

     Our RMSA division provides retail inventory forecasting and management services, usually in the form of a monthly report to each retail client, using factor files. Factor files are a series of proprietary algorithms developed by RMSA over the years which collate actual sales data from like classes of merchandise. We assign a retail consultant to each client who then assists the retail customer interpret the information about what merchandise to buy and sell.

Training and Support

     We conduct a variety of training activities for our client banks. This training is designed to give bank personnel detailed operating knowledge of the Business Manager solution and the roles that both bank and our personnel play in the system’s success for a particular client bank.

     An initial two-day training session is conducted approximately 30 times per year at our corporate training center and approximately 8 times per year at various regional locations by experienced members of our training and bank services departments. These sessions encompass training for both bank credit officers and for process coordinators who operate the Business Manager software. Process coordinators receive detailed instruction and practical training in effective utilization of the Business Manager software. Credit officers learn how Business Manager relationships are developed as well as how they are underwritten, documented, and monitored. Newly licensed banks send both a credit officer and a process coordinator to this training prior to implementation of the program. Banks may send additional personnel to these sessions for training or re-training at any time. In addition, both beginning and advanced software training for bank process coordinators is offered throughout the year at various locations around the country.

     Other bank credit officers and relationship managers periodically receive training in the business development and risk control aspects of the program, either at the bank site or at mini-conferences held at various locations around the country.

     In addition to training, we offer a variety of support services to our client banks, including:

●	Support Services. We maintain a support department that handles approximately 127,000 calls annually and is available five days a week from 7 am to 7 pm (Central Time) to field questions from client banks and small business customers and resolve any problems that may be encountered during processing.

●	Field Support. Our regionally placed field support technicians visit client banks periodically to examine their processing procedures, and they are available for on-site troubleshooting.

●	Implementation Consultants. We have implementation consultants that help banks and small business customers set up secure Internet connections for the transmittal of information from the business to BusinessManager.com then to the processing facility in the bank or to our own processing and service center. These consultants also assist small business customers in facilitating electronic communication between their accounting systems and the processing facilities.

●	Bank Services. Our bank services department works with client banks on a variety of banking issues that arise related to the Business Manager solution, including dealing with regulatory issues, documentation, credit policies, risk control and operational issues.

●	Reference Guide. We provide full documentation in our reference guide as a comprehensive resource for the ongoing operation of the Business Manager solution. This reference guide serves as a source book for answers to day-to-day questions about the software, as well as credit and operations issues.

Sales and Marketing

     Receivables Financing Business

     Our sales effort is focused on marketing Business Manager to banks and their small business customers.

     Our dedicated bank sales force targets community banks and banks with a strong commercial presence. These sales professionals utilize our database marketing tools to provide a detailed analysis of small businesses that are likely candidates for the Business Manager product in the prospect bank’s market area.

     Once a bank contracts to utilize Business Manager, one of our approximately 58 Business Development Managers works with the bank, combining the bank’s customer list with our prospect analysis, to create a prioritized master prospect list. Our Business Development Managers and our network of banks together form a channel for the sale of Business Manager to small businesses.

     In early 2000, we added a national funding source, giving us alternatives to funding small businesses with not only the local bank, but with a national funding source as well. This has allowed us to go into markets and industries that a local bank may not service in its current capacity, without having to expand sales and marketing efforts already being put forth.

     We employ marketing analysts who are responsible for the design and production of internal and external marketing materials to assist our banks in finding small businesses who can benefit from the Business Manager program. These marketing professionals also attend trade shows and coordinate various marketing programs, such as direct mail campaigns and conferences.

     Although the Business Manager product has one sales force, we have two distinct branches within it. One group focuses on identifying prospect banks that could benefit from Business Manager. This group will work with client banks up to the point at which the bank signs a contract with us. After banks attend a training session and introductory marketing meeting we assign a member of the other part of our sales force to each client bank. These are our BDMs, whose responsibility is to identify prospective businesses and merchants to the bank for receivables purchases and financing. The BDMs, who are organized on a geographic and location basis, assume the role as our primary day to day contact point for banks and businesses. The BDMs cover all fifty states as part of the allocation of territories.

Retail Planning Services

     We sell and market our retail planning services through consultants and analysts situated throughout the United States and Canada. As of March 15, 2002, we employed 52 such consultants and analysts. The average RMSA analyst has been with RMSA for more than 13 years and has more than 20 years experience in the retail sector.

Customers and Contracts

     Receivables Financing Business

     As of December 31, 2001, Business Manager was licensed to over 1,100 banks. No client bank contributed more than five percent of our revenue in 1999, 2000 or 2001. Our network of client banks purchased approximately $5.4 billion of accounts receivable from approximately 6,700 small businesses during 2001.

     There are two basic components in the typical agreement between Private Business and a client bank. A bank may pay an initial fee upon execution of the agreement and an annual fee on each anniversary date thereafter. The bank may also pay additional license fees contingent upon Business Manager achieving specified milestones during the contract period. Examples of milestones include, but are not limited to, the number of merchants using the program through the bank, or a specified funding level. Our total license fees earned at a particular bank can vary based on the contract structure and any milestones built into it.

     In addition, the agreement provides that the bank pay a participation fee equal to a percentage of the receivables purchased by the bank from a small business customer during the first thirty days after signing such small business customer. Thereafter, the agreement provides for a monthly ongoing participation fee based on a percentage of the discount charged against the receivables purchased from each small business customer.

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

     We also provide client banks with a standard form Business Manager agreement to be used between the client bank and its small business customers. Private Business is not a party to this agreement, but the general form of the agreement provides that the bank will purchase up to a set amount of the small business’s accounts receivable for the face amount less a discount. The Business Manager agreement provides that the bank will establish an interest-bearing reserve account for the benefit of the small business and will deposit a portion (generally between 10 percent and 20 percent) of the face amount of each receivable purchased into such reserve account. The agreement further provides that the bank may require the small business to repurchase all or any portion of any receivable if any minimum payment remains unpaid after a designated period (generally 90 to 120 days). These agreements have a term of one year and are automatically extended for additional one-year periods, but may be terminated without penalty by either party upon 60 days written notice.

     Retail Planning Services

     RMSA works with approximately 1,300 retailers, representing more than 5,000 store locations the United States, Canada and South America. Although most customers are local or regional retailers, RMSA consults with Sears and a Canadian retailer, Cotton Ginny, with approximately 285 stores.

Technology

     Receivables Financing Business

     The Business Manager software program is a PC-based system written primarily in Smalltalk®. Private Business has developed two versions of Business Manager, a field version used by client banks and an in-house version used in our processing and service center. Both versions of the software are 32-bit, enabling them to run on Windows 95/98/2000® and NT/2000®. For reporting, both versions use Seagate’s Crystal Reports® report writer. We believe that our Window®-based technology is easy-to-use, flexible and scalable.

     The field version runs in stand-alone mode or supports multiple users on Novell or Microsoft NT networks, and runs on standard PC’s with no additional hardware or software requirements other than an Internet connection. Upgrades to the field version are released periodically and generally no less than annually.

     The in-house version supports larger numbers of concurrent users. Computers from Sun, running the Solaris UNIX operating system, provide the increased capacity. Additionally, this version provides Internet-based reporting to our Service Center customers.

     Our bank and small business customers exchange business transaction information via our Internet-based electronic commerce system, which we call B/M Wired. This web-based, bilateral communication system is compatible with businesses running Windows and other operating systems like UNIX or Macintosh. Portions of this system run on Windows NT-based servers, with the balance running on Sun servers using Oracle databases.

     The Company’s Internet connection is provided through two separate telecommunications service providers for reliability and performance.

     A critical component of the Business Manager product is B/M Exchange, the electronic communication and transaction support system linking us with our customers. On a daily basis, we can transmit and/or receive a variety of data and information through B/M Exchange. B/M Exchange is an internet application integrated into Business Manager.

Retail Planning Services

     Although our retail analysts and consultants are a critical piece of our value-added services, RMSA does utilize technology in its business. We believe that we have one of the world’s largest and most comprehensive databases of retail “soft goods” sales history dating back more than 30 years. The database is the foundation for factor files. Factor files are a series of proprietary algorithms developed by RMSA over the years which collate actual sales data from like classes of merchandise. The factor files then become part of the client inventory forecast process.

     Another type of RMSA technology is point of sale software which helps capture actual retailer sales history for input into the forecasting process.

Competition

     Receivables Financing Business

     The market for small business financial services continues to be intensely competitive, fragmented and rapidly changing. We believe that we compete effectively as a result of our highly trained and motivated sales force as well as the functionality of Business Manager.

     We face primary competition from companies offering products to banks similar to Business Manager. Only a limited number of companies offer solutions similar to Business Manager and we believe that Private Business is the largest of such companies offering these services in terms of revenue, number of client banks and size of our dedicated sales force.

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

     Retail Planning Services

     We compete primarily with other consulting firms in the retail inventory area. In addition, many larger retail firms will have in-house forecasting and inventory management groups. We expect that competition could increase as new consulting firms attempt to enter the retail forecasting market, or other retailers bring inventory planning in-house. This competition could result in price reductions, lower profit margins, increases in technology investment or loss of our market share, all of which could materially adverse effect on our business, financial and operating results.

Employees

     At March 15, 2002, we employed 372 people, 3 of whom were part-time employees. We have 140 employees involved in direct sales, marketing and business development activities.

Risk Factors

     This annual report on Form 10-K includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 including, without limitation, statements containing the words “believes,” “anticipates,” “intends,” “expects,” “estimates,” “may,” “likely” and words of similar import. Such statements include statements concerning the company’s business strategy, operations, industry, economic performance, financial condition, liquidity and capital resources. The Company’s actual results may differ materially from the results discussed in such forward-looking statements because of a number of factors, including those identified in this “risk factors” section and elsewhere in this Annual Report on Form 10-K. The forward-looking statements are made as of the date of this Annual Report on Form 10-K and the Company does not undertake to update the forward-looking statements or to update the reasons that actual results could differ from those projected in the forward-looking statements.

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

     Primary Dependence on One Product. We currently derive substantially all of our revenues from receivables financing; the majority of which flows through Business Manager. Some portion of receivables sales is attributable to Towne banks and customers. Approximately 2% of our revenues derive from new agreements with client banks and approximately 77% derived from participation fees based on accounts receivables purchased by our bank clients from small businesses. We expect to continue to derive significant revenues from this product and related services. If total revenues derived from Business Manager decline, we may not have sufficient other products or services to replace that lost revenue, so any events that adversely impact Business Manager could adversely impact our business. We cannot be certain that we will be able to continue to successfully market and sell Business Manager to both banks and their small business customers or that problems will not develop with Business Manager that could materially impact our business.

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

     Dependence on Banking Industry for Clients. Business Manager is used almost exclusively by banks, primarily community banks. Due to our dependence upon the banking industry, any events that adversely impact the industry in general and community banks in particular, such as changed or expanded bank regulations, could adversely affect the Company and its operations. The banking industry is subject to supervision by several federal and/or state governmental regulatory agencies. Regulation of banks, especially with respect to receivable services such as Business Manager, can indirectly affect our business. The use of Business Manager by banks is currently in compliance with or is not subject to banking regulations. But, these regulatory agencies could change or impose new regulations on banks, including modifying the banks’ ability to offer products and services similar to ours to their small business customers. These new regulations, if any, could prevent or lessen the use of our services by banks.

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

     Potential Inability to Attract, Hire, or Retain Enough Qualified Sales and Marketing Personnel. If we are unable to implement our growth plans and strategies, our business, operating results and financial condition could be adversely affected. An important part of our sales strategy is to attract, hire and retain qualified sales and marketing personnel in order to maintain our marketing capabilities in our current markets and expand the number of markets we serve. Since competition for experienced sales and marketing personnel is intense, we cannot be certain that we will be able to attract and retain enough qualified sales and marketing personnel or that those we do hire will be able to generate new business at the rate we currently expect. If the Company is unable to hire and retain enough qualified sales and marketing personnel or those we hire are not as productive as we expect, the Company may not be able to implement its sales plans.

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

     Also, one element of our growth strategy is to actively evaluate and pursue strategic acquisitions of and alliances with businesses that are complementary to the Company’s. We cannot be certain that we will be able to integrate fully any such acquisitions or alliances with our existing operations or otherwise implement our growth strategy.

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

     Our Products and Services May Not be as Successful in a Slower Economy. Since the introduction of Business Manager in 1991, the United States economy generally has been relatively strong. If the United States economy weakens or enters into a recession or depression, our client banks and their small business customers may view the services and benefits provided by Business Manager differently and may be reluctant to use the products and services we provide. In addition, in an economic recession or depression, the customers of small businesses may reduce their purchases of goods and services thus reducing accounts receivable eligible for our solution. This development could have a material adverse effect on our business, operating results and financial condition.

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

     A Large Percentage of Our Common Stock is Owned by Our Executive Officers, Directors and Their Affiliates. As of December 31, 2001, our executive officers, directors and their affiliates beneficially owned approximately 40% of the outstanding shares of common stock. As a result, these stockholders may have significant influence over all matters requiring stockholder approval and, thereby, the Company’s management and affairs. Matters that typically require stockholder approval include, among others, the election of directors, the approval of mergers or consolidations and the sale of all or substantially all of the Company’s assets. This concentration of ownership may delay, deter or prevent acts that would result in a change of control of the Company, which in turn could possibly reduce the market price of our common stock.

     Our Charter, Bylaws and Tennessee Law Contain Provisions that Could Discourage a Takeover. Our charter, bylaws and Tennessee law contain provisions that could make it more difficult for a third party to obtain control of the Company. For example, our charter provides for a staggered board of directors, restricts the ability of stockholders to call a special meeting and prohibits stockholder action by written consent. Our bylaws allow the board to expand its size and fill any vacancies without stockholder approval. In addition, the Tennessee Business Corporation Act contains provisions such as the Tennessee Business Combination Act and the Tennessee Greenmail Act, which impose restrictions on stockholder actions.

     Potential Inability to Adequately Protect Our Proprietary Technology. Our success and ability to compete are dependent largely upon our proprietary technology. Third party claims against our proprietary technology could negatively affect our business. We cannot be certain that we have taken adequate steps to deter misappropriation or independent third-party development of our technology. In addition, we cannot be certain that third parties will not assert infringement claims in the future or, if infringement claims are asserted, that such claims will be resolved in our favor. Although we are not currently subject to any dispute either protecting our proprietary technology or asserting a third party claim against our proprietary technology, any infringement claims resolved against us could have a material adverse effect on the Company’s business, operating results and financial condition.

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

     Private Business relies on the technological infrastructure of its client banks and their individual customers. The success of the products and services offered by Private Business depends, to a degree, on the technological infrastructure and equipment of its client banks and their small business customers. Private Business provides application hosting and transaction processing services to its client banks that require some level of integration with the client banks’ technological infrastructure. In addition, management services and access to information related to the Private Business products are offered to each client bank and their customers through the Private Business portal at BusinessManager.com. Proper technical integration between Private Business and its client banks, as well as continued accessibility of the BusinessManager.com portal is critical to the successful provision of services by Private Business. A failure of a client bank’s infrastructure or the inability to access BusinessManager.com for any reason could negatively affect the business, financial condition and results of Private Business’s operations.

     Private Business’s and Towne’s revenues declined in 2001, and neither company may be able to achieve growth in its revenues in the future. Both Private Business’s and Towne’s revenues declined in 2001 as compared to 2000. Although both companies have previously shown increased revenue growth, either or both of Private Business’s and Towne’s business may not grow in the future. This could cause the financial results of the combined company to suffer and have a negative effect on the price of Private Business common stock after the merger.

     Private Business may not be able to use the tax benefit from Towne’s operating losses. At December 31, 2001, Towne had available federal net operating losses, or NOLs, of approximately $40.5 million that will expire beginning in 2011 if not used. After the merger, the amount of these NOLs available to Private Business in any given year will be limited by Section 382 of the Internal Revenue Code. This limitation could be material and only permit Private Business to realize a small portion of the potential tax benefit of Towne’s pre-merger NOLs. Private Business estimates that the net present value of the cash benefit it can receive from the NOLs is approximately $720,000. To the extent that Private Business is not permitted to use these NOLs of Towne in future years, some NOLs will not be realized before they expire. Once these NOLs are used or expire, Private Business’s projected effective tax rate will increase, which may adversely affect its operating results and financial condition.

     Increased fraud committed by small business and increased uncollectible accounts of small businesses may adversely effect our business. Small business customers from time to time fraudulently submit artificial receivables to our client banks using our products and services. In addition, customers from time to time keep cash payments that are mistakenly remitted to the small business when those payments should actually be remitted directly to the client bank. Our client banks are also susceptible to uncollectible accounts from small business customers. Many of the banks purchase insurance through us to insure against these risks. If the number and amount of fraudulent or bad debt claims increase, our client banks may decide to reduce or terminate their use of our products and services, reducing our ability to attract and retain revenue producing client banks. Further, our insurance carrier providing coverage for the insurance products may increase rates or cancel coverage, reducing our ability to produce that revenue and reducing our margins on that business.

     Errors and omissions by our employees at the Private Business Service Center and any problems with systems or software may expose Private Business to claims and loss of business. Private Business currently conducts processing services for certain client banks and may do so for future client banks. While Private Business does not expect to derive significant profits from processing services, acting as processor for client banks may expose Private Business to claims about the quality of those services. Private Business employees may make errors, or technical or other events beyond our control may occur. These errors or events may cause banks to reduce their participation in the program or leave the program entirely, negatively affecting our revenue.

     Access to Capital for Growth and New Product Introduction or Acquisitions. A significant part of our growth plans rest on the development of new products or the acquisition of these new business offerings. The execution of these plans may require that we have access to additional capital. Market conditions at the time we need this capital may preclude access to new capital of any kind. Any of these developments could significantly hinder our ability to add new products or services.

Item 2. Properties.

     The Company has previously announced its plans to sell a 36,000 square foot modern corporate office building in Brentwood, Tennessee, situated on approximately 5.1 acres of land. This building used to serve as the corporate headquarters. On March 18, 2002, the Company received a waiver, as required by the credit agreement, to proceed with the sale of the land and building. On March 15, 2001, the Company entered into an agreement to sell the land and building for approximately $2.2 million, net of closing costs. The land and building and furniture are recorded at approximately $2.0 million, which will result in a gain of approximately $200,000. The gain on sale of asset will be recorded in 2002 once the sale closes.

     In March 2000, the Company signed a ten-year lease for approximately 45,000 square feet of office space in a building adjacent to the former headquarters building. This leased space now houses our headquarters, processing, insurance and other staff offices.

     As a result of the merger with Towne, the Company owns a 12,852 square foot office building in Riverside, California, situated on 3.3 acres of land that currently houses the RMSA administrative offices. The Company is currently exploring the possibility of selling the building and property and relocating the RMSA administrative offices to comparable leased space in the Riverside, California area.

     Also as a result of the merger, the Company assumed a non-cancelable operating lease for office space in Suwanee, Georgia which formerly housed Towne’s administrative offices. The Company is attempting to sublet the space until the lease expires in July 2004. An additional operating lease expiring in January 2003 was assumed for office space which is under a sublease agreement with an expiration in January 2003.

Item 3. Legal Proceedings.

     As a result of the merger with Towne, we assumed certain outstanding litigation against Towne. Except for the lawsuits described below, we are not currently a party to, and none of our material properties is currently subject to, any material litigation other than routine litigation incidental to our business.

1.	As previously disclosed, Towne, two of its former officers and a current officer are defendants in a securities class action lawsuit filed in November 1999. No class has yet been certified. The complaints allege, among other things, that Towne should have disclosed in the prospectus used for its secondary public offering in June 1999 that it allegedly experienced serious problems with its network infrastructure and processing facilities during the move of its corporate headquarters in June 1999, and that these problems allegedly led to a higher than usual number of customers terminating their contracts during the second quarter. The complaints seek an unspecified awards of damages. Towne filed a motion to dismiss for failure to state a claim, the plaintiffs filed an answer to Towne’s motion and the judge granted parts of Towne’s motion to dismiss and denied other parts, which had the effect of allowing the claim to proceed. Towne and the individual defendants filed answers denying liability and asserting numerous affirmative defenses. Discovery has not yet commenced. We believe that the allegations in the complaints are without merit and intend to defend the lawsuits vigorously. Our directors and executive officers liability insurance carrier is presently providing a defense under a reservation of rights.

2.	Another lawsuit arises out of Towne’s acquisition of Banking Solutions, Inc. (“BSI”) through a stock purchase made by its subsidiary, BSI Acquisition Corp., in December 1998. Plaintiff Edward Sullivan, Jr. was employed by BSI. Sullivan alleges, among other things, that he had a buy-out agreement with BSI and certain BSI shareholders under which, in certain circumstances, Sullivan was to receive a commission based on the gross sales price paid by any purchaser of BSI. Sullivan contends that BSI and the other shareholders allegedly fraudulently induced him to release them from the agreement by fraudulently misrepresenting the gross sales price paid by Towne Services’ subsidiary in the stock purchase. Sullivan contends that Towne Services is liable to him as the successor to BSI, and also for allegedly tortiously interfering with the agreement. Sullivan also contends Towne Services conspired with the other defendants to misrepresent the “gross purchase price.” We deny all allegations of the petition. Mr. Sullivan and his wife seek an unspecified amount of damages including a percentage of the gross sales price paid by Towne Services’ subsidiary for the acquisition of BSI, as well as punitive damages, attorneys’ fees, and pre-judgment and post-judgment interest. We have filed a motion for summary judgment seeking dismissal of all claims against us. The court has not yet ruled on the motion, and discovery is ongoing. We believe that the allegations in the complaint are without merit and intend to defend the lawsuit vigorously. We also contend that we are entitled to indemnification from the BSI shareholders for our expenses in defending this action. Specifically, the BSI stock purchase agreement provides that the BSI shareholders will indemnify us against any claims, damages, liabilities, costs and expenses (including reasonable attorneys’ and accountants’ fees and expenses) we suffer that arise out of any breach of the representations made by BSI in the agreement, provided that the aggregate amount of all such claims, etc. exceeds $100,000.

3.	Towne filed an action against six former BSI sales representatives, and The Clipper Group, a company founded by one or more of former BSI sales representatives. Towne contends that the defendants have formed a competing company, and are marketing a competing product, to Towne’s bank customers, in violation of the named individuals’ employment contracts, and in particular, in violation of trade secret and confidentiality provisions and non-solicitation of customer and employee provisions contained in those contracts. Towne has asserted claims against these defendants for misappropriation of trade secrets (including both customer information and confidential information regarding Towne’s software product), misappropriation of confidential information, breach of employment contracts, tortious interference with employment contracts, tortious interference with licensing agreements, tortious interference with customer contracts, breach of the covenant of good faith and fair dealing, and conspiracy. Towne seeks actual and punitive damages, injunctive relief, and attorney’s fees and costs. On or about April 30, 2001, the defendants answered, denied liability, moved to compel arbitration, and asserted a counterclaim against Towne for alleged fraudulent inducement of the employment contracts at issue. The defendants seek an unspecified amount of actual damages, punitive damages, attorney’s fees, interests, and a declaration that the employment agreements at issue are not enforceable. Towne believes that the allegations in the counterclaim are without merit and it intends to defend the counterclaim vigorously. Towne also intends to vigorously pursue its claims against these defendants.

Item 4. Submission of Matters to a Vote of Security Holders.

     None.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters.

     The common stock of the Company is currently traded on the NASDAQ Small-Cap Market System under the designation “PBIZ”. As of March 5, 2002, there were approximately 4,510 shareholders of record. The closing price on March 5, 2002 was $3.00. The following table sets forth representative bid quotations of the common stock for each quarter of 2001 and 2000 as provided by NASDAQ. The following bid quotations reflect interdealer prices without retail mark-ups, mark-downs or commissions, and may not necessarily represent actual transactions. The following quotations have been adjusted for the 1-for-3 reverse stock split.

BID QUOTATIONS

For the year ended December 31, 2000	HIGH	LOW

1st Quarter	$15.39	$10.32
2nd Quarter	$9.66	$4.50
3rd Quarter	$8.25	$3.00
4th Quarter	$4.50	$1.14

For the year ended December 31, 2001	HIGH	LOW

1st Quarter	$4.59	$2.06
2nd Quarter	$3.39	$1.98
3rd Quarter	$3.00	$1.45
4th Quarter	$2.10	$1.17

     The Company did not declare or pay any cash dividends on its common stock in 2000 and 2001. The Company intends to retain its earnings to finance growth and development of its business and does not expect to pay any cash dividends in the foreseeable future. The Company’s credit facility prohibits the payment of cash dividends on the common stock during the term of the facility.

Item 6. Selected Financial Data.

     The following selected financial data below is derived from the audited consolidated financial statements of the Company and should be read in conjunction with those financial statements, including the related notes thereto. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” All earning per share amounts have been adjusted for the 1-for-3 reverse stock split.

	YEAR ENDED DECEMBER 31,

	(In thousands, except per share data)
	2001	2000	1999	1998	1997

Statement of Operations Data:
Revenues	$555,760	$56,466	$57,558	$50,805	$43,660

Operating income	$3,138	$12,793	$13,459	$1,516	$14,304

Income (loss) from operations before income taxes and extraordinary item	$(206)	$8,234	$7,418	$(2,046)	$14,017
Income tax provision (benefit)	(80)	3,211	1,645	(2,585)	743
Extraordinary item	81	0	418	0	0

Net (loss) income	(207)	5,023	5,355	539	13,274
Preferred stock dividends and accretion	(63)	0	(2,029)	(2,204)	0

Net income (loss) available to common stockholders	$(270)	$5,023	$3,326	$(1,665)	$13,274

Earnings (loss) per common share (diluted)	$(0.02)	$0.54	$0.48	$(0.30)	$1.95

Balance Sheet Data (at Year End):
Cash and cash equivalents	$2,648	$1,891	$5,953	$285	$4,816
Working capital (deficit)	(3,325)	(1,407)	1,465	(7,834)	2,772
Total assets	41,556	30,432	39,210	31,596	20,995
Long-term debt, net of current portion	31,109	42,148	49,122	90,375	4,078
Redeemable convertible preferred stock	114	0	0	59,707	0
Total shareholders’ equity (deficit)	(9,191)	(23,966)	(29,186)	(139,291)	8,643

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

     The following should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this 10-K.

Overview

     We are a leading provider of solutions that enable community banks to manage accounts receivable financing provided to their small business customers. Our solution is called Business Manager, and is based on software, marketing, and online electronic transaction processing services. One element of Business Manager is our proprietary software, which enables our network of client banks to purchase accounts receivable from their small business customers. The banks then process, bill and track those receivables on an ongoing basis. As a major component of our program, we work with client banks to design, implement and manage the sale of Business Manager accounts receivable financing services to their small business customers. We also give our client banks the option of outsourcing to us their application hosting and transaction processing through secure Internet connections, allowing them to receive accounts receivable information and make funding decisions electronically.

     On August 9, 2001, we completed a merger with Towne Services, Inc. (“Towne”) into Private Business. The merger was structured as a tax-free exchange of approximately 4.6 million shares of our common shares valued at approximately $13.2 million for all the issued and outstanding Towne common shares and common share equivalents and the issuance of approximately 963,000 common stock options valued at $1.3 million to replace all of the issued and outstanding Towne common stock options. Also, as a condition of the merger, on August 9, 2001, we issued 40,032 shares of Series B Convertible preferred stock valued at approximately $114,000 in exchange for all the issued and outstanding Towne Series B preferred stock. The merger was accounted for as a purchase in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations. We recorded approximately $19.5 million in tangible assets ($7.8 million of which was cash and cash equivalents), $1.3 million in intangible assets, $4.5 million in goodwill and assumed liabilities of approximately $9.7 million. As a result of the merger, Private Business’ shareholders own approximately 67% of the outstanding shares of the combined entity. In conjunction with the merger agreement, a one for three reverse stock split of our common stock occurred prior to the exchange of our common shares for the Towne common shares and common share equivalents.

     As a result of the merger, we began supporting Towne products. Towne provides services and products that process sales and payment information and related financing transactions for businesses and banks in the United States. Towne delivers these services and products online via an electronic hub, or gateway, that links business and bank customers with the company and other providers of products and services that can benefit these customers. Towne uses this electronic gateway to deliver a variety of business and management solutions using Internet and telecommunication connections. Towne also provides these solutions through its proprietary software, housed at its clients’ locations. Revenues are generated through the deployment and use of three primary products: Towne Credit®, which processes consumer credit transactions for small and medium-sized businesses; Towne Finance® and Cash Flow ManagerSM, which process business-to-business credit transactions for commercial businesses; and RMSA® Merchandise Planning service, which processes sales and inventory transactions and provides merchandise forecasting information for specialty retail stores; and ancillary services related to these products. From a business and operations standpoint, our approach to the Towne merger is to convert Towne banks and merchants to Business Manager.

     We generate revenue from four main sources:

● participation fees earned on client bank purchases of small business accounts receivable.

● software license fees from new client banks.

● retail planning services.

● maintenance fees and other revenues, comprised primarily of fees received for insurance brokerage services, paper-based form sales, software maintenance, medical, leasing and processing services.

     There are two types of participation fees. The first type is earned upon the client bank’s initial purchase of a small business’ accounts receivable during the first 30 days in our program. The second type is an ongoing participation fee earned from subsequent period purchases. Both types of fees are based on a percentage of the receivables that a client bank purchases from its small business customers during each month. The second type of fee is a smaller percentage of the ongoing receivables purchased. Participation fees are recognized as earned.

     Software license fees for Business Manager consist of two components: the license fee and customer training and support fee. These are one-time fees that we receive upon the initial licensing of our Business Manager program to a community bank. Our license agreements are executed with terms ranging from three to five years, and are renewable for subsequent terms. Some agreements contain performance or deferred payment terms that must be met in order for us to receive payment and recognize revenue. We recognize revenues from the license fee once we have met the terms of the customer agreement. The customer training and support fee are recognized ratably over the twelve-month service period subsequent to the activation of the license agreement. Software license fees for new agreements range from approximately $5,000 to $156,000 and are generally based on the asset size of the client bank. Software license fees for Towne products include set-up fees for installation, implementation and training of bank and business customers. All revenues from Towne software license fees are recorded on a deferred basis over the estimated life of the contract terms and for certain cancellation clauses and/or return guarantees until the guarantee period is expired. Software license fees for the Towne products charged to each bank vary depending on the asset size of the bank and the number of communities served. Set-up fees are also charged to business customers based either upon a flat rate or upon the expected transaction volume.

     Retail planning services revenue is generated from fees charged primarily for providing inventory merchandising and forecasting information for specialty retail stores; and ancillary services related to these products. RMSA uses a proprietary software to process sales and inventory transactions and provide the merchandising forecasting information. We recognize revenues as the transactions occur and merchandising and forecasting services are performed.

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

     In June 2001, the Financial Accounting Standards Board (“FASB”) approved the issuance of SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. These standards, issued in July 2001, establish accounting and reporting for business combinations and intangible assets. SFAS No. 141 requires all business combinations entered into subsequent to June 30, 2001 to be accounted for using the purchase method of accounting. SFAS No. 142 provides that goodwill and other intangible assets with indefinite lives will not be amortized, but will be tested for impairment on an annual basis. SFAS No. 141 was effective for all acquisitions consummated subsequent to June 30, 2001 and was followed by the Company in its merger with Towne in August 2001. SFAS No. 142 was effective for the Company beginning on January 1, 2002. As such, the Company's recorded goodwill of $4.1 million will no longer be subject to amortization, but be subject to annual impairment evaluation as outlined in SFAS No. 142. The Company recorded approximately $207,000 annually of goodwill amortization during the three years ended December 31, 2001.

     Software development costs incurred in the research and development of new software products and enhancements to existing software products are expensed as incurred until technological feasibility has been established. After such time, any additional costs are capitalized in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed. Capitalized software development costs are amortized on a straight-line basis over three years.

     The Company accounts for income taxes under SFAS No. 109, Accounting for Income Taxes. Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the fiscal years in which those temporary differences are expected to be recovered or settled.

Self-Insurance Reserves

     The Company is primarily self-insured for employee medical costs with certain limits of per claim and aggregate stop loss insurance coverage that management considers adequate. The Company maintains an accrual for these costs based on claims filed and an estimate of claims incurred but not reported. The difference between actual settlements and recorded accruals are expensed in the period identified. The Company is self-insured for employee medical claims up to $40,000 per employee per year or an aggregate of approximately $11 million per year.

Results of Operations

     The following table sets forth, for the periods indicated, the percentage relationship of the identified consolidated statement of operations items to total revenues.

	Year ended December 31,

	2001	2000	1999

Revenues:

Participation fees	76.6%	84.6%	85.1%
Software license	1.6	3.6	4.6
Retail planning services	7.8	0.0	0.0
Maintenance and other	14.0	11.8	10.3

Total revenues	100.0	100.0	100.0

Operating expenses:

General and administrative	42.0	31.1	27.2
Selling and marketing	40.4	41.9	46.2
Research and development	2.3	1.9	1.6
Amortization	2.3	1.5	1.3
Other operating	7.4	1.0	0.3

Total operating expenses	94.4	77.4	76.6

Operating income	5.6	22.6	23.4

Other expenses:

Interest expense, net	6.0	8.1	10.5
Income (loss) before income taxes and extraordinary item	-0.4	14.5	12.9
Income tax provision (benefit)	-0.2	5.7	2.9

Net (loss) income before extraordinary item	-0.2	8.8	10.0
Extraordinary item	0.2	0.0	0.7

Net (loss) income	-0.4%	8.8%	9.3%

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

     Participation fees. Participation fees decreased $5.1 million, or 10.7%, to $42.7 million for the year ended December 31, 2001 compared to $47.8 million for the year ended December 31, 2000. The participation fees for 2001 include new fees of approximately $2.0 million from the Towne merger, which was effective August 9, 2001. The decrease was primarily due to a decrease in the total funding through our Business Manager program to $5.4 billion in 2001 compared to $6.1 billion in 2000. The decreased funding was primarily the result of fewer banks funding through our Business Manager program and a 7.2% decrease in the average revenue per funding bank to approximately $51,000 in 2001 compared to $55,000 in 2000. As a percentage of total revenue, participation fees decreased to 76.6% for the year ended December 31, 2001, from 84.6% for the year earlier period, primarily as a result of a greater increase in maintenance and other revenues during the same period and new revenues relating to the Towne merger.

     Software license. Software license fees decreased 55.1% to $915,000 for the year ended December 31, 2001, compared to $2.0 million for the year ended December 31, 2000. The decrease was primarily due to a decrease in the number of new software license agreements funded during 2001 compared to 2000. We believe that new software license agreements have decreased as a result of several contributing factors, including our focus on marketing more specifically to banks in targeted areas where we wish to penetrate the small business market. Further, we believe that with the current economic slowdown and the fact that as we increase our penetration into a market, it becomes more difficult to add new license agreements from the smaller universe of potential bank clients. Software license fees accounted for 1.6% of total revenues for the year ended December 31, 2001, compared to 3.6% for the year earlier period primarily as a result of the decrease in fees discussed above, more rapid growth in maintenance and other revenues and the new revenues resulting from the Towne merger.

     Retail planning services. Retail planning services revenue of $4.3 million resulted from sales from August 9, 2001 through December 31, 2001 in our wholly owned subsidiary, RMSA, which was acquired through the Towne merger. As a percentage of total revenues, retail planning services accounted for 7.8% during 2001.

     Maintenance and other. Maintenance and other revenues increased approximately $1.2 million, or 17.9%, to $7.8 million for the year ended December 31, 2001 compared to $6.6 million for the year ended December 31, 2000. Processing fees increased approximately $1.4 million, or 227.9% to $1.9 million in 2001 from $594,000 in 2000. This increase resulted primarily from increased marketing of our processing capabilities which resulted in increased utilization of our processing services by our client banks and new processing revenues of approximately $273,000 from the Towne merger. This increase was partially offset by decreases in equipment leasing fees and insurance fees. As a percentage of total revenues, maintenance and other revenue increased to 14.0% for the year ended December 31, 2001, from 11.8% for the year ended December 31, 2000.

     Total revenues. As a result of the foregoing revenue categories, total revenues decreased 1.3% to $55.8 million for the year ended December 31, 2001, compared to $56.5 million for the year ended December 31, 2000.

     General and administrative. General and administrative expenses increased 33.4% to $23.4 million for the year ended December 31, 2001, compared to $17.6 million for the year ended December 31, 2000. General and administrative expenses include the cost of our executive, finance, human resources, information services, support services, administrative functions and general operations. The increase was primarily due to higher consulting and general fees and compensation costs, our new Technology and Business Service Center that we placed in service in May 2000, one-time severance cost primarily for the former President, paid in June 2001, the former CEO, paid in February 2001 and employees terminated in our restructuring and increased depreciation expense from the Towne merger. Consulting and general fees increased to $2.4 million for 2001 compared to $1.3 million for 2000. The increases were primarily the result of using additional consultants involved in sales improvement and possible future mergers and acquisitions. The increase in compensation expense of approximately $3.3 million for 2001 compared to 2000 was primarily due to the addition of the Towne employees who came with the merger and the one-time severance costs of approximately $1.4 million. As a percentage of total revenues, general and administrative expenses increased 10.9% to 42.0% for the year ended December 31, 2001 from 31.1% for the year ended December 31, 2000. During the fourth quarter 2001, we expensed $1.2 million of discretionary management bonuses related to our 2001 performance.

     Selling and marketing. Selling and marketing expenses decreased 4.8% to $22.5 million for the year ended December 31, 2001, compared to $23.6 million for the year ended December 31, 2000. Selling and marketing expenses include cost of wages and commissions paid to our dedicated business development, bank and retail planning sales force, travel costs of the dedicated sales force, recruiting for new sales and marketing personnel and marketing fees associated with direct and telemarketing programs. The decrease was primarily due to decreases in sales staff as a result of our recent focus on sales productivity per sales person. This focus resulted in decreased commissions, training, recruiting and travel expenses. We also decreased our marketing programs, particularly telemarketing, as a result of focusing more specifically on banks in targeted markets. The decrease was slightly offset by increased commission expense relating to the addition of the sales people with Towne and RMSA who were added as a result of the Towne merger. As a percentage of total revenues, selling and marketing expenses decreased 1.5% to 40.4% for the year ended December 31, 2001, compared to 41.9% for the year ended December 31, 2000.

     Research and development. Research and development expenses increased 19.9% to $1.3 million for the year ended December 31, 2001, compared to approximately $1.1 million for the previous year ended December 31, 2000. These costs include the non-capitalizable direct costs associated with developing new versions of the Business Manager software. The increase was primarily due to fewer projects in 2001 as opposed to 2000 that met the software development cost capitalization rules. As a percentage of total revenues, research and development expenses increased to 2.3% for the year ended December 31, 2001 from 1.9% for the year ended December 31, 2000.

     Amortization. Amortization expenses increased 50.5% to approximately $1.3 million for the year ended December 31, 2001, compared to approximately $836,000 for the previous year. These expenses include the cost of amortizing intangible assets including trademarks and the associated costs of goodwill and debt issuance costs related to our recapitalization in 1998. The increase was primarily due the increased activity and capitalization of software development costs in late 2000 and the first half of 2001 and amortization of identifiable intangibles from the Towne acquisition.

     Other operating expenses. Other operating expenses increased approximately $3.6 million for the year ended December 31, 2001, to approximately $4.1. Other operating expenses include property tax and other miscellaneous costs associated with providing support and services to our client banks. The increase was primarily due to the write-down of land, building and furniture at the Company headquarters to its estimated fair market value. At the end of the third quarter of 2001, we announced our decision to consolidate business operations into one location in our Technology and Business Service Center located in leased space in a building adjacent to the former headquarters.

     Operating income. As a result of the above factors, our operating income decreased 75.5% to $3.1 million for the year ended December 31, 2001, compared to $12.8 million for the previous year.

     Interest expense, net. Interest expense, net decreased $1.2 million to $3.3 million for the year ended December 31, 2001, compared to $4.6 million in 2000. The decrease was primarily due to the reduction of our debt and more favorable interest rates. In addition to our normal debt service, we reduced long-term debt by approximately $6.0 million using cash from operations and cash and cash equivalents acquired through the merger with Towne.

     Income tax provision (benefit). The income tax benefit was approximately $80,000 for the year ended December 31, 2001, compared to a provision of $3.2 million for the year ended December 31, 2000. As a percentage of income before taxes, the income tax rate was 39% for both 2001 and 2000.

     Extraordinary item. The extraordinary item represented the after tax write-off of a portion of the unamortized debt issuance costs in the amount of $81,000 as a result of paying down approximately $6.0 million in long-term debt using cash from operations and cash and cash equivalents from the merger with Towne.

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

     Participation fees. Participation fees decreased $1.2 million, or 2.4%, to $47.8 million for the year ended December 31, 2000 compared to $49.0 million for the year ended December 31, 1999. The decrease was primarily due to a decrease in the average fee realized on total funding. Total funding through the Business Manager program for both 2000 and 1999 remained unchanged at approximately $6.1 billion. While total funding remained unchanged, the average revenue per funding bank client increased 5.7% to approximately $55,000 in 2000 compared to $52,000 in 1999. The increase was primarily due to an increase in the average amount funded per bank client. As a percentage of total revenue, participation fees decreased to 84.6% for the year ended December 31, 2000, from 85.1% for the year earlier period, primarily as a result of a greater increase in maintenance and other revenues during the same period.

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

Liquidity and Capital Resources

     Our primary sources of capital have historically been cash provided by operations and investment from stockholders. During 2001, our operating activities provided cash of $6.5 million. We also received an additional $4.2 million from our investing activities, primarily due to our merger with Towne, which netted approximately $6.8 million in cash. This was partially offset by purchases of equipment and software development. Cash used in financing activities totaled $10.0 million for 2001, which consisted of repayments of long-term debt and capitalized lease obligations partially offset by proceeds from the employee stock purchase plan and the exercise of employee stock options. $6.0 million of the repayments was a payment over and above our normal debt service using cash from the Towne merger.

     Our credit facility includes term loans with current balances of $14.4 million and $21.8 million, and also provides for a revolving line of credit in the amount of $7.5 million, including a $3.0 million sublimit for swing line advances and a $2 million sublimit for standby letters of credit. The credit facility bears interest in accordance with a grid pricing formula based on the achievement of certain financial ratios. The formula calls for advances to bear interest ranging from 1.25% to 2.75% above prime rate or 2.50% to 4.00% above the Eurodollar rate. The facility also includes a provision requiring early payment on the term loans if we have excess cash, as defined in the credit agreement, on hand at year end. At December 31, 2001, no excess cash payments were required.

     The $14.4 million term loan is generally repayable in quarterly installments of $1.2 million through September 30, 2003 and then increasing to 1.4 million beginning December 31, 2003 until maturity (August 7, 2004). The $21.8 million term loan is repayable in equal quarterly installments of $72,000 until December 31, 2004, at which time the required quarterly payments increase to $3.2 million until September 30, 2005 and $4.2 million until December 31, 2005 with a final payment of $3.7 million due March 31, 2006. The revolver bears an annual commitment fee and matures August 7, 2004. As of December 31, 2001, we had $14.4 million outstanding at 5.44%, $21.8 million outstanding at 5.94%, $800,000 in standby letters of credit and no outstanding draws against the revolver.

     The credit facility is secured by a pledge of all of our assets and imposes restrictive financial and non-financial covenants and requirements on us and contains limitations on our ability to sell material assets, redeem capital stock and pay cash dividends, among other actions. On March 18, 2002, we obtained an amendment to the credit facility which amends certain restrictive financial covenants for the first three quarters of 2002. We expect to be in compliance with these amended covenants throughout 2002. There can be no assurance the Company will remain in compliance with these covenants. Non-compliance with these covenants could have a material adverse impact to the Company’s operating and financial results.

     As of December 31, 2001, we had a working capital deficit of approximately $3.3 million compared to a working capital deficit of approximately $1.4 million as of December 31, 2000. The change in working capital resulted primarily from increases in accounts payable, accrued liabilities and the current portion of long-term debt partially offset by lesser increases in cash and accounts receivable. These increases in liabilities were primarily due to the liabilities assumed in the Towne merger and using approximately $6.0 million of the cash from the merger to pay down our long-term debt. We believe that the existing cash available, future operating cash flows and our revolving line of credit will be sufficient to meet our working capital, debt service and capital expenditure requirements for the next twelve months.

     The following is a schedule of our obligations and commitments for future payments:

Contractual Obligations	Payments Due by Period

	Total	Less than 1 year	1-2 years	3 - 4 years	5 years & after

Long-Term Debt	$36,147	$5,038	$13,389	$17,720	$0
Capitalized Lease Obligations	$872	$356	$516	$0	$0
Operating Leases	$10,970	$1,934	$3,154	$2,248	$3,634

Total Contractual Cash Obligations	$47,989	$7,328	$17,059	$19,968	$3,634
Standby Letter of Credit Commitment	$800	$800	$0	$0	$0

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

Recent Accounting Pronouncement

     In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement replaces SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. However, it retains the fundamental provisions of SFAS No. 121 for recognition and measurement of the impairment of long-lived assets to be held and used and for measurement of long-lived assets to be disposed of by sale. This statement applies to all long-lived assets, including discontinued operations, and replaces the provisions of APB Opinion No. 30, Reporting Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, for the disposal of segments of a business. This statement requires that those long-lived assets be measured at the lower of carrying amount or fair market value less cost to sell, whether reported in continuing operations or in discontinued operations. The Company was required to adopt this statement no later than January 1, 2002. The Company is currently assessing the impact of this statement on its results of operations, financial position and cash flows, however, management does not expect adoption to have a material affect on the Company's consolidated financial position and results of operations.

Seasonality

     We have generally realized lower revenues and income in the first quarter and, to a lesser extent, in the second quarter of the year. We believe that this is primarily due to a general slowdown in economic activity following the fourth quarter’s holiday season and, more specifically, a decrease in purchased receivables by our client banks. Therefore, we believe that period-to-period comparisons of our operating results are not necessarily meaningful and that such comparison cannot be relied upon as indicators of our future performance. Due to the relatively fixed nature of costs such as personnel, facilities and equipment costs, a revenue decline in a quarter will typically result in lower profitability for that quarter.

Inflation

     We do not believe that inflation has had a material effect on our results of operations. There can be no assurance, however, that our business will not be affected by inflation in the future.

Note Regarding Forward Looking Information

     This report contains several “forward-looking statements” concerning our operations, prospects, strategies and financial condition, including our future economic performance, intent, plans and objectives, and the likelihood of success in developing and expanding our business. These statements are based upon a number of assumptions and estimates which are subject to significant uncertainties, many of which are beyond our control. Words such as “may,” “would,” “could,” “expect,” “anticipate,” “believe,” “intend,” “plan,” and “estimate” are meant to identify such forward-looking statements. Actual results may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially are discussed in “Business — Risk Factors” and elsewhere in this Report on Form 10-K, and include, among other factors, the timely development and market acceptance of products and technologies and competitive market conditions.

Item 7a. Quantitative and Qualitative Disclosures about Market Risk.

     We are subject to market risk from exposure to changes in interest rates based on our financing and cash management activities. Our exposure relates primarily to our long-term debt obligations which expire in 2004 and 2006. In the event that interest rates associated with these debt obligations were to increase 100 basis points, the impact on future cash flows would be approximately $370,000 annually.

Item 8. Financial Statements and Supplementary Data.

     Financial statements are contained on pages F-1 through F-20 of this Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     None.

PART III

Item 10. Directors and Executive Officers of the Registrant.

     Information concerning directors and executive officers of the Company is incorporated by reference to the Company’s definitive proxy statement (the “Proxy Statement”) for the annual meeting of the stockholders to be held on May 21, 2002.

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

Financial Statements

     Report of Independent Public Accountants

     Consolidated Balance Sheets as of December 31, 2001 and 2000

     Consolidated Statements of Operations for the years ended December 31, 2001, 2000 and 1999

     Consolidated Statements of Stockholders’ Deficit for the years ended December 31, 2001, 2000 and 1999

     Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000 and 1999

     Notes to Consolidated Financial Statements

Financial Statement Schedules

     Report of Independent Public Accountants

     Schedule II — Valuation and Qualifying Accounts

     No other schedules are required or are applicable.

Exhibits

     The Exhibits filed as part of the Report on Form 10-K are listed in the Index to Exhibits immediately following the signature page.

Reports on Form 8-K

     On October 9, 2001 the Company filed a report on Form 8-K to report under Item 5, a summary memorandum updating employees and other interested persons of the Company's progress in the 3rd quarter.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Private Business, Inc.:

     We have audited the accompanying consolidated balance sheets of PRIVATE BUSINESS, INC. (a Tennessee corporation) and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders’ deficit and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Private Business, Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States.

ARTHUR ANDERSEN LLP
Nashville, Tennessee
February 15, 2002 (except with respect to the matter discussed in Note 7, as to which the date is March 18, 2002.)

PRIVATE BUSINESS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
December 31, 2001 and 2000

	2001	2000

	(dollars in thousands)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,648	$1,891
Accounts receivable—trade, net of allowance for doubtful accounts of $258 and $10, respectively	8,073	6,160
Accounts receivable—other	314	193
Deferred tax assets	2,130	632
Other current assets	1,164	1,625

Total current assets	14,329	10,501

PROPERTY AND EQUIPMENT, NET	8,336	13,972
PROPERTY AND EQUIPMENT HELD FOR SALE	2,036	0
OTHER ASSETS:
Software development costs, net	1,461	942
Deferred tax assets	4,835	0
Intangible and other assets, net	10,559	5,017

Total other assets	16,855	5,959

Total assets	$41,556	$30,432

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable	$3,617	$3,073
Accrued liabilities	7,102	3,871
Dividends payable	415	0
Deferred revenue	1,126	933
Current portion of long-term debt and capital lease obligations	5,394	4,031

Total current liabilities	17,654	11,908

OTHER NONCURRENT LIABILITIES	1,354	342
LONG-TERM DEBT, net of current portion	31,109	42,148
CAPITAL LEASE OBLIGATIONS, net of current portion	516	0

Total liabilities	50,633	54,398

COMMITMENTS AND CONTINGENCIES

PREFERRED STOCK, series B convertible, no par value; 20,000,000 shares authorized, 40,032 shares issued and outstanding	114	0

STOCKHOLDERS’ DEFICIT:
Common stock, no par value; 33,333,333 shares authorized and 13,901,423 and 9,170,056 shares issued and outstanding, respectively	0	0
Additional paid-in capital	(7,464)	(22,509)
Accumulated deficit	(1,727)	(1,457)

Total stockholders’ deficit	(9,191)	(23,966)

Total liabilities and stockholders’ deficit	$41,556	$30,432

The accompanying notes are an integral part of these consolidated financial statements.

PRIVATE BUSINESS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2001, 2000 and 1999

(in thousands, except per share data)	2001	2000	1999

REVENUES:
Participation fees	$42,697	$47,793	$48,987
Software license	915	2,039	2,665
Retail planning services	4,328	0	0
Maintenance and other	7,820	6,634	5,906

Total revenues	55,760	56,466	57,558

OPERATING EXPENSES:
General and administrative	23,424	17,554	15,643
Selling and marketing	22,520	23,649	26,603
Research and development	1,284	1,071	923
Amortization	1,257	836	744
Other operating	4,137	563	186

Total operating expenses	52,622	43,673	44,099

OPERATING INCOME	3,138	12,793	13,459

INTEREST EXPENSE, NET	3,344	4,559	6,041

INCOME (LOSS) BEFORE INCOME TAXES AND EXTRAORDINARY ITEM	(206)	8,234	7,418
Income tax provision (benefit)	(80)	3,211	1,645

INCOME (LOSS) BEFORE EXTRAORDINARY ITEM	(126)	5,023	5,773
Extraordinary item, loss on write-off of debt issuance costs, net of income taxes of $52, $0 and $256, respectively	81	0	418

NET INCOME (LOSS)	(207)	5,023	5,355
Preferred stock dividends and accretion	(63)	0	(2,029)

NET INCOME (LOSS) AVAILABLE TO COMMON STOCKHOLDERS	$(270)	$5,023	$3,326

EARNINGS (LOSS) PER SHARE:
Basic	$(0.02)	$0.54	$0.48

Diluted	$(0.02)	$0.54	$0.48

The accompanying notes are an integral part of these consolidated financial statements.

PRIVATE BUSINESS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
For the Years Ended December 31, 2001, 2000 and 1999

		Additional
	Common	Paid-in	Accumulated
(in thousands)	Stock	Capital	Deficit	Total

Balance, December 31, 1998	3,376	$(130,798)	$(8,493)	$(139,291)
Preferred stock dividends	0	0	(2,012)	(2,012)
Issuance of stock	1,917	42,204	0	42,204
Conversion of preferred stock	3,750	63,911	0	63,911
Exercise of stock options	88	264	0	264
Tax benefit of exercise of non-qualified stock options	0	400	0	400
Equity contributed by former S Corp stockholders	0	1,313	(1,313)	0
Comprehensive income:
1999 net income	0	0	5,355	5,355
Accretion on preferred stock	0	0	(17)	(17)

			5,338	5,338

Balance, December 31, 1999	9,131	(22,706)	(6,480)	(29,186)
Exercise of stock options	28	158	0	158
Tax benefit of exercise of non-qualified stock options	0	6	0	6
Shares issued under employee stock purchase plan	11	33	0	33
Comprehensive income:
2000 net income	0	0	5,023	5,023

Balance, December 31, 2000	9,170	(22,509)	(1,457)	(23,966)
Preferred stock dividends	0	0	(63)	(63)
Exercise of stock options	18	22	0	22
Tax benefit of exercise of non-qualified stock options	0	12	0	12
Issuance of common stock for the merger with Towne	4,648	13,245	0	13,245
Issuance of Private Business stock options to replace Towne stock options	0	1,282	0	1,282
Shares issued under employee stock purchase plan	66	143	0	143
Stock based compensation	0	341	0	341
Comprehensive loss:
2001 net loss	0	0	(207)	(207)

Balance, December 31, 2001	13,902	$(7,464)	$(1,727)	$(9,191)

The accompanying notes are an integral part of these consolidated financial statements.

PRIVATE BUSINESS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2001, 2000 and 1999

(in thousands)	2001	2000	1999

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(207)	$5,023	$5,355
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Write-off of debt issuance costs	133	0	674
Depreciation and amortization	4,488	3,480	2,384
Provision for bad debts	0	0	27
Deferred taxes	(908)	1,275	1,342
Non-cash stock based compensation	426	0	0
Loss on write-down or disposal of fixed assets	4,142	229	0
Changes in assets and liabilities, net of acquisition:
Accounts receivable	1,046	650	(1,321)
Other current assets	571	(31)	(291)
Other assets	0	(3)	(452)
Accounts payable	(1,460)	(4)	628
Accrued liabilities	(1,157)	(816)	(1,314)
Deferred revenue	(457)	(962)	218
Other noncurrent liabilities	(78)	238	0

Net cash provided by operating activities	6,539	9,079	7,250

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(1,392)	(6,247)	(3,107)
Software development costs	(1,148)	(910)	(298)
Proceeds from sale of property and equipment	0	999	391
Proceeds of cash and cash equivalents from Towne acquisition, net of direct costs of acquisition	6,753	0	0
Payments received on notes receivable	0	0	7

Net cash provided by (used in) investing activities	4,213	(6,158)	(3,007)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt issuance	0	0	0
Repayments on long-term debt	(4,031)	(7,174)	(2,623)
Repayments on capitalized lease obligations	(129)	0	0
Early extinguishment of long-term debt, net	(6,000)	0	(38,420)
Proceeds from sale of common stock, net	0	0	42,204
Proceeds from exercise of employee stock options	22	158	264
Stock issued through employee stock purchase plan	143	33	0

Net cash (used in) provided by financing activities	(9,995)	(6,983)	1,425

NET CHANGE IN CASH AND CASH EQUIVALENTS	757	(4,062)	5,668
CASH AND CASH EQUIVALENTS at beginning of year	1,891	5,953	285

CASH AND CASH EQUIVALENTS at end of year	$2,648	$1,891	$5,953

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash payments for income taxes during period	$890	$1,037	$250

Cash payments of interest during period	$3,451	$4,867	$5,989

SUPPLEMENTAL NONCASH DISCLOSURES:
Dividends accrued on preferred stock	$63	$0	$2,012

Preferred stock and accrued dividends converted to common stock	$0	$0	$63,911

Common shares issued to acquire Towne (4,648 shares)	$13,245	$0	$0

Preferred shares issued to acquire Towne (40 shares)	$114	$0	$0

The accompanying notes are an integral part of these consolidated financial statements.

PRIVATE BUSINESS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization

     Private Business, Inc. (the “Company”) was incorporated under the laws of the state of Tennessee on December 26, 1990 for the purpose of marketing a solution that helps banks market and manage accounts receivable financing. The Company operates primarily in the United States and its customers consist of banks of various sizes, primarily community banks. During 1998, the Company purchased the minority interests in three majority owned subsidiaries, Private Business Insurance, Inc. (“Insurance”), Private Business Processing, Inc. (“Processing”) and Private Business Capital, Inc. (“Capital”). Insurance brokers credit and fraud insurance, which is underwritten through a third party, to its customers. Processing performs the outsourced Business Manager functions for various client banks. Capital is a dormant entity.

     On August 9, 2001, the Company completed a merger of Towne Services, Inc. (“Towne”) into the Company in exchange for approximately 4.6 million common shares and 40,032 preferred shares of the Company, as more fully described in Note 2 to the consolidated financial statements. As such, these consolidated financial statements include the operating results of Towne from August 10, 2001 through December 31, 2001.

     The market for the Company’s services, which is concentrated in the banking industry, is characterized by risk and uncertainty as a result of the Company’s reliance on one product to generate substantially all of the Company’s revenues, increasing number of competitors and alternative products available and the rapid consolidations in the banking industry. Consequently, the Company is exposed to a high degree of concentration risk relative to the banking industry environment and its limited product offerings.

Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated.

Cash and Cash Equivalents

     The Company considers all highly liquid investments that mature in three months or less to be cash equivalents.

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

Software Development Costs

     Development costs incurred in the research and development of new software products and enhancements to existing software products are expensed as incurred until technological feasibility has been established. After such time, any additional costs are capitalized in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed. Capitalized software development costs are amortized on a straight-line basis over three years.

Intangible and Other Assets

     Intangible and other assets consist primarily of the excess of purchase price over the fair value of the identifiable assets acquired for the minority share of Insurance purchased during 1998, Towne acquired in 2001 and debt issuance costs associated with the bank debt acquired during 1998. The excess of the purchase price over the fair value of identifiable assets acquired (goodwill) for acquisitions prior to June 30, 2001 is being amortized on a straight-line basis over a period of 20 years. Debt issuance costs are being amortized using the effective interest method over the respective terms of the bank loans. For the goodwill resulting from the acquisition of Towne, subsequent to June 30, 2001, the Company is not amortizing these amounts in accordance with SFAS No. 141, Business Combinations.

Revenue Recognition

     The Company accounts for software revenues in accordance with the American Institute of Certified Public Accountants’ Statement of Position 97-2, Software Revenue Recognition (“SOP 97-2”). Further, the Company has adopted the provisions of SOP 98-9 Modification of SOP 97-2, Software Revenue Recognition With Respect to Certain Transactions, which supercedes and clarifies certain provisions of SOP 97-2.

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

     The original license agreement also includes a fee for postcontract customer support (“PCS”), which must be renewed annually. This fee covers all customer training costs, marketing assistance, phone support, and any and all software enhancements and upgrades. The Company defers the entire amount of this fee and recognizes it over the twelve-month period in which the PCS services are provided.

Participation Fees

     The Company’s license agreements are structured in a manner that provides for a continuing participation fee to be paid for all receivables purchased by customers. These fees are recognized as earned based on the volume of receivables purchased by customers.

Retail planning services

     Retail planning services revenue is recognized as earned based on the volume of sales processed by the retail customers and merchandising and forecasting services performed.

Maintenance and Other

     Maintenance revenue is deferred and recognized over the period in which PCS services are provided. Insurance’s, Processing’s, Capital’s and other revenues are recognized as the services are performed.

Income Taxes

     The Company accounts for income taxes under SFAS No. 109, Accounting for Income Taxes. Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the fiscal years in which those temporary differences are expected to be recovered or settled.

Self-Insurance Reserves

     The Company is primarily self-insured for employee medical costs with certain limits of per claim and aggregate stop loss insurance coverage that management considers adequate. The Company maintains an accrual for these costs based on claims filed and an estimate of claims incurred but not reported. The difference between actual settlements and recorded accruals are expensed in the period identified. The Company is self-insured for employee medical claims up to $40,000 per employee per year or an aggregate of $11 million per year.

Concentration of Revenues

     Substantially all of the Company’s revenues are generated from financial institutions that in turn provide cash management services to small and medium size organizations.

Earnings Per Share

     The Company applies the provisions of SFAS No. 128, Earnings per Share, which establishes standards for both the computation and presentation of basic and diluted EPS on the face of the consolidated statement of operations. Basic earnings per share have been computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during each year presented. Diluted earnings per common share have been computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding plus the dilutive effect of options and other common stock equivalents outstanding during the applicable periods.

Fair Value of Financial Instruments

     To meet the reporting requirements of SFAS No. 107, Disclosures About Fair Value of Financial Instruments, the Company calculates the fair value of financial instruments. At December 31, 2001 and 2000, there were no material differences in the book values of the Company’s financial instruments and their related fair values.

Long-lived Assets

     The Company applies the provisions of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of, to periodically evaluate the carrying value of its properties and other long-lived assets in relation to the future undiscounted cash flows of the related assets in order to assess recoverability.

Comprehensive Income

     The Company applies the provisions of SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 requires that the changes in the amounts of certain items, including gains and losses on certain securities, be shown in the financial statements as a component of comprehensive income. The Company reports comprehensive income as a part of the consolidated statements of stockholders’ deficit.

Segment Disclosures

     The Company applies the provisions of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 establishes standards for the method that business enterprises report information about operating segments in annual and interim financial statements. SFAS No. 131 also establishes standards for related disclosures about products and services, geographic area and major customers. Prior to the Towne acquisition in 2001, the Company only operated in one segment, accounts receivables financing. However, as of December 31, 2001, the Company operates in two industry segments, accounts receivables financing and retail inventory forecasting. Note 17 of these consolidated financial statements discloses the Company’s segment results.

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

Reclassifications

     Certain prior year amounts have been reclassified to conform with current year classifications.

Recent Accounting Pronouncement

     In June 2001, the Financial Accounting Standards Board (“FASB”) approved the issuance of Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. These standards, issued in July 2001, establish accounting and reporting for business combinations and intangible assets. SFAS No. 141 requires all business combinations entered into subsequent to June 30, 2001 to be accounted for using the purchase method of accounting. SFAS No. 142 provides that goodwill and other intangible assets with indefinite lives will not be amortized, but will be tested for impairment on an annual basis. SFAS No. 141 was effective for all acquisitions consummated subsequent to June 30, 2001 and was followed by the Company in its merger with Towne in August 2001. SFAS No. 142 was effective for the Company beginning on January 1, 2002. As such, the Company's recorded goodwill of $4.1 million will no longer be subject to amortization, but be subject to annual impairment evaluations as outlined in SFAS No. 142. The Company recorded approximately $207,000 annually of goodwill amortization during the three years ended December 31, 2001.

     In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement replaces SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. However, it retains the fundamental provisions of SFAS No. 121 for recognition and measurement of the impairment of long-lived assets to be held and used and for measurement of long-lived assets to be disposed of by sale. This statement applies to all long-lived assets, including discontinued operations, and replaces the provisions of APB Opinion No. 30, Reporting Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, for the disposal of segments of a business. This statement requires that those long-lived assets be measured at the lower of carrying amount or fair market value less cost to sell, whether reported in continuing operations or in discontinued operations. The Company was required to adopt this statement no later than January 1, 2002. The Company is currently assessing the impact of this statement on its results of operations, financial position and cash flows, however, management does not expect adoption to have a material affect on the Company's consolidated financial position and results of operations.

2.     MERGER

     On August 9, 2001, the Company completed a merger of Towne Services, Inc. (“Towne”) into Private Business, which was accounted for as a purchase in accordance with SFAS No. 141, Business Combinations. The merger was consummated by Towne shareholders exchanging all of their issued and outstanding common and preferred shares for Private Business common and preferred shares, respectively, at the conversion rate of .9087 shares of Private Business common and preferred stock for one share of Towne common and preferred stock resulting in the issuance of 4,647,506 common and 40,032 preferred shares. The Company also assumed all stock option plans of Towne that existed as of the acquisition date using the same conversion rate noted above, resulting in the issuance of approximately 963,000 Private Business common stock options. The estimated fair value of these stock options, using the Black-Scholes option pricing model, of approximately $1.3 million has been recorded as a component of the purchase price. The assumptions used to value these options were; a risk-free interest rate range of 3.37% to 4.88%, an expected yield of 0%, an expected volatility of 75% and an average expected life of 3.5 years.

     The allocation of the purchase price to the underlying net assets acquired is based on estimates of the fair value of the net assets as follows and is subject to revision pending the results of tangible and intangible appraisals currently being performed:

(in thousands, except per share information)
Purchase Price:
Common shares (4,647,506 shares valued at $2.85 per share)	$13,245
Stock option grants	1,282
Preferred shares (40,032 shares valued at $2.85 per share)	114
Other transaction costs	1,038

Total purchase price	$15,679

Value assigned to assets and liabilities:
Assets:
Cash and cash equivalents	$7,792
Accounts receivable, net of allowance of $248	3,042
Other current assets	145
Property and equipment	2,380
Other noncurrent	598
Deferred tax asset	5,638
Intangible assets	1,250
Goodwill	4,542
Liabilities:
Accounts payable	(2,060)
Accrued liabilities	(5,344)
Capital lease obligations	(1,001)
Other noncurrent	(1,303)

Total net assets	$15,679

     As a result of the merger, Private Business’ shareholders own 67% of the outstanding shares of the new combined entity. In conjunction with the merger agreement, a one for three reverse stock split of the Company’s common stock occurred before exchanging the Company’s common shares for the Towne common shares and common share equivalents. All shares and per share amounts in these consolidated financial statements have been restated for the effect of the reverse stock split.

3.     PROPERTY AND EQUIPMENT

     Property and equipment are classified as follows:

(in thousands)	2001	2000

Building	$460	$5,900
Land	404	770
Purchased software	4,707	3,441
Leasehold improvements	765	737
Furniture and equipment	11,452	10,259

	17,788	21,107
Less accumulated depreciation	(9,452)	(7,135)

	$8,336	$13,972

     Depreciation expense was approximately $3,239,000, $2,644,000 and $1,640,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

     During April 1999, the Company entered into an agreement with an unrelated third party to sell a parcel of land adjacent to the Company’s headquarters. The third party built an office building on this land, of which the Company agreed to lease approximately half of the available office space. As a result, the Company accounted for this transaction using the deposit method of accounting, as described in SFAS No. 98, Accounting For Leases. A portion of the sales price, $391,000, was received in cash from the third party and was deferred and included in the accompanying consolidated balance sheet in accrued liabilities as of December 31, 1999. The Company recorded the sale of the land upon the completion of the building in May 2000. The total gain on the sale of $153,000 is being amortized over the life of the lease.

     In September 2001, the Company’s Board of Directors decided to sell the Company’s headquarters building and consolidate operations into the Technology and Business Service Center, which is in leased space adjacent to the headquarters building. As a result, the Company recorded an asset impairment charge of approximately $4.1 million in the third quarter 2001 to write-down the headquarters building, land and certain furniture to their estimated fair market value. The property has been classified as property held for sale in the accompanying consolidated balance sheet at December 31, 2001.

4.     INTANGIBLE AND OTHER ASSETS

     Intangible and other assets consist of the following:

(in thousands)	2001	2000

Goodwill, net of accumulated amortization of $732 and $505, respectively	$7,942	$3,628
Debt issuance costs, net of accumulated amortization of $847 and $563, respectively	930	1,007
Non compete agreements, net of accumulated amortization of $170 and $65, respectively	1,190	45
Other, net	497	337

	$10,559	$5,017

5.     ACCRUED LIABILITIES

     Accrued liabilities consist of the following:

(in thousands)	2001	2000

Employee bonuses	$1,608	$1,791
Commissions and other payroll costs	1,763	287
Accrued severance costs	1,022	0
Accrued income taxes	537	718
Other	2,172	1,075

	$7,102	$3,871

6.     SHORT-TERM BORROWINGS

     The Company has a secured revolving credit facility agreement in place with a bank that allows for the Company to draw up to a maximum of $7,500,000 with a sublimit of up to $2.0 million for standby letters of credit. The facility matures August 7, 2004 and is subject to the restrictive financial covenants discussed in Note 7. The interest rate is based on the Eurodollar or prime rate plus a margin. As of December 31, 2001 and 2000, there were no amounts drawn against this facility. Weighted average borrowings drawn against the facility during the years ended December 31, 2001 and 2000 were $417,000 and $125,000, respectively. As of December 31, 2001, there was an $800,000 standby letter of credit outstanding.

7.     LONG-TERM DEBT

     Long-term debt consists of the following:

(in thousands)	2001	2000

Term Loan A with a bank, principal due quarterly; interest due monthly at the Eurodollar or bank prime rate plus a margin (5.44% at December 31, 2001); matures August 7, 2004	$14,394	$18,138
Term Loan B with a bank, principal due quarterly; interest due monthly at the Eurodollar or bank prime plus a margin (5.94% at December 31, 2001); matures August 7, 2006	21,753	28,041
Capital lease obligations, principal and interest due monthly with interest rates ranging from 8.61% to 8.75%, maturities through July 22, 2004	872	0

	37,019	46,179
Less current portion	(5,394)	(4,031)

	$31,625	$42,148

     Term Loans A and B and the revolving credit facility are secured by substantially all assets of the Company and its subsidiaries. All three debt instruments include certain restrictive financial covenants related to maximum capital expenditures, minimum earnings before interest, taxes, depreciation and amortization (“EBITDA”), ratio of consolidated debt to EBITDA, interest coverage ratio and fixed coverage ratio. The debt agreements prohibit the Company from declaring and paying any cash dividends during the respective terms of the loans. As of December 31, 2001, the Company was in compliance with these restrictive covenants. On March 18, 2002, the Company entered into an amendment to its credit facility. The amendment modified certain restrictive financial covenants for the first three quarters of 2002. The Company expects to be in compliance with these amended covenants throughout 2002.

     The interest margin for the term loans above is determined by the lender based on the ratio of consolidated debt to EBITDA. The debt agreement also includes a provision requiring early payment on the term loans if the Company has excess cash, as defined in the credit agreement, on hand at year end. As of December 31, 2001, the Company was not required to make an excess cash payment.

     As a result of the Towne merger, the company assumed several capitalized leases for certain furniture and equipment which have principal and interest payment due monthly with interest rates ranging from 8.61% to 8.75% and maturities through July of 2004. The leases are secured by the furniture and equipment to which the leases relate.

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

     The annual maturities of long-term debt and capital lease obligations as of December 31, 2001, are as follows:

(in thousands)
2002	$5,394
2003	5,970
2004	7,935
2005	13,972
2006	3,748

$37,019

8.     INCOME TAXES

     Income tax provision (benefit) consisted of the following for the three years ended December 31, 2001:

(in thousands)	2001	2000	1999

Current income tax expense	$776	$1,936	$47
Deferred tax expense (benefit)	(908)	1,275	1,342

Income tax expense (benefit), net	$(132)	$3,211	$1,389

     The deferred tax (benefit) expense in 2001 and 1999 includes deferred tax benefits of $52 and $256, respectively, for the extraordinary write-offs of a portion of the Company's debt issuance costs and is shown net of income taxes on the face of the accompanying consolidated statements of operations.

     A reconciliation of the tax expense (benefit) from the U.S. federal statutory rate to the effective rate for the three years ended December 31, 2001 is as follows:

(in thousands)	2001	2000	1999

Tax expense (benefit) at U.S. federal statutory rate	$(120)	$2,800	$2,293
State tax expense (benefit), net of reduction to federal taxes	(10)	326	267
Expenses not deductible	87	79	92
Other	(89)	6	(1,263)

Income tax expense (benefit), net	$(132)	$3,211	$1,389

     The $1,263,000 benefit reflected as other for 1999 in the rate reconciliation above relates primarily to the recognition of the actual deferred tax benefit accruing to the C Corp based on the final 1998 S Corp tax return filed in 1999. Accordingly, the benefit has been recognized as additional equity that the S Corp stockholders contributed to the C Corp. As a result, the accompanying consolidated statement of stockholders’ equity reflects a reclassification of $1,313,000 from accumulated deficit to additional paid-in capital during the year ended December 31, 1999.

     Significant components of the Company’s deferred tax liabilities and assets, using a tax rate of 38% at December 31, 2001 and 2000 are as follows:

(in thousands)	2001	2000

Current assets:
Deferred revenue	$186	$354
Reserves on assets	140	27
Liabilities not yet deductible	1,804	251

Deferred tax assets, current	2,130	632
Noncurrent assets (liabilities):
Software development costs	(568)	(358)
Net operating loss carryforwards	2,833	0
Book/tax basis differences in fixed assets	1,611	0
Noncurrent liabilities not yet deductible	577	0
Other	382	145

Deferred tax assets (liabilities), noncurrent	4,835	(213)

Total net deferred tax assets	$6,965	$419

     The Company has net operating loss carryforwards of approximately $6.8 million available as of December 31, 2001 for both federal and state tax purposes. These carryforwards are limited in use due to the Towne merger and expire at various times through 2022. The Company also has an additional net operating loss carryforward of approximately $2.9 million available to reduce future taxable income for state tax purposes.

     The tax benefit associated with the exercise of stock options reduced income taxes payable by approximately $12,000 in 2001 and $6,000 in 2000, and was reflected as an increase in additional paid-in capital in the accompanying consolidated statements of stockholders’ deficit.

9.     STOCK SPLIT AND INITIAL PUBLIC OFFERING

     On May 28, 1999, the Company completed an initial public offering of 5,002,500 shares of common stock at $8.00 per share. Also, 750,000 shares were issued at that time in a private placement to certain directors and stockholders at $8.00 per share. Proceeds totaled $42,204,000, net of issuance costs of $3,816,000. The proceeds of this offering were used to reduce debt and fund operations.

     On August 9, 2001, in conjunction with the Towne merger, a 1-for-3 reverse stock split occurred. All shares and per share amounts have been retroactively restated for all periods presented to reflect this reverse stock split.

10.     CONVERTIBLE PREFERRED STOCK

     On August 9, 2001, the Company issued 40,032 shares of Series B Convertible Preferred Stock valued at approximately $114,000 as a condition of the merger of Towne into Private Business. These preferred shares were issued in exchange for all the issued and outstanding Towne Series B preferred stock. The preferred stock is entitled to dividends, in preference to the holders of any and all other classes of capital stock of the Company, at a rate of $0.99 per share of preferred stock per quarter commencing on the date of issuance. Approximately $351,000 in accrued dividends payable was assumed by the Company as a part of the merger transaction and approximately $63,000 of dividends payable has been accrued during the period of August 9, 2001 through December 31, 2001.

     The Series B Convertible Preferred Stock is convertible to common stock on a one share for one share basis at the option of the preferred stockholders at any time after August 9, 2002 upon the written election of the stockholder. The Series B Convertible Preferred Stock , in the event of liquidation, dissolution or winding up of the Company, contains a liquidation preference over all other capital stock of the Company equal to and not less than the stockholder’s invested amount plus any declared but unpaid dividends payable.

11.     EMPLOYEE STOCK OPTION PLAN

     The Company has two stock option plans: the 1994 Stock Option Plan and the 1999 Stock Option Plan. Options under these plans include nonqualified and incentive stock options and are issued to officers, key employees and directors of the Company. The Company has reserved 2,666,667 shares of common stock for these plans under which the options are granted at a minimum of 100% of the fair market value of common stock on the date of the grant, expire 10 years from the date of the grant and are exercisable at various times determined by the Board of Directors. The Company also has approximately 963,000 shares of common stock reserved for the issuance of options replacing the Towne options outstanding at the time of the Towne merger. The Company applies Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, in accounting for its options and, accordingly, no compensation cost has been recognized.

     A summary of the status of the Company’s stock options is as follows:

		Weighted
	Number of	Average
	Shares	Exercise Price

Balance at December 31, 1998	593,000	$7.38
Granted	846,567	21.72
Exercised	(87,930)	3.00
Canceled	(39,985)	17.22

Balance at December 31, 1999	1,311,652	$16.62
Granted	287,433	9.69
Exercised	(27,579)	5.76
Canceled	(196,205)	17.70

Balance at December 31, 2000	1,375,301	$15.24
Granted	1,921,103	7.34
Exercised	(17,665)	1.23
Canceled	(527,282)	14.22

Balance at December 31, 2001	2,751,457	$10.02

     The following table summarizes information about stock options outstanding at December 31, 2001:

	Options Outstanding			Options Exercisable

		Weighted Average	Weighted		Weighted
		Remaining	Average Exercise		Average Exercise
Exercise Price	Number	Contractual Life	Price	Number	Price

$0.00 to $4.99	1,412,004	7.9 years	$2.54	835,381	$2.61
$5.00 to $14.99	631,868	7.6 years	$8.90	416,998	$8.44
$15.00 to $34.99	542,074	7.6 years	$21.59	346,050	$21.77
$35.00 to $54.99	165,511	7.0 years	$40.16	142,237	$40.62

Total	2,751,457	7.7 years	$10.02	1,740,666	$10.92

     During the period from January 1, 2002 to February 15, 2002, options to purchase 397,000 shares of common stock were granted to certain key employees. All of these options were granted with an exercise price equal to the market price of the Company’s stock on the date of grant, therefore, no compensation expense has been incurred. These options vest over 48 months and expire 10 years from the date of grant.

     At the end of 2001, 2000 and 1999, the number of options exercisable was approximately 1,741,000, 651,000 and 385,000, respectively, and the weighted average exercise price of these options was $10.92, $13.95 and $11.25, respectively.

     As discussed above, the Company accounts for all options using APB Opinion No. 25. However, all 1996 through 2001 options are subject to the disclosure requirements of SFAS No. 123, Accounting For Stock-Based Compensation. SFAS No. 123 requires that compensation expense related to options granted be calculated based on the fair value of the options as of the date of grant. The fair value calculations take into account the exercise prices and expected lives of the options, the current price of the underlying stock, its expected volatility, the expected dividends on the stock, and the current risk-free interest rate for the expected life of the option. Under SFAS No. 123, the weighted average fair value of the 2001, 2000 and 1999 options at the date of grant was approximately $1.67, $2.50 and $5.69 per share, respectively. The fair value was calculated using a weighted average risk-free rate of 5.00%, 6.26% and 5.89%, an expected dividend yield of 0% and expected stock volatility of 75%, 75% and 123% for 2001, 2000 and 1999, respectively, and an expected life of the options of eight years. Had the Company adopted SFAS No. 123 to account for such options, the Company’s pro forma net income (loss) and earnings (loss) per share would be as follows:

(in thousands, except per share data)	2001	2000	1999

Net income (loss) available to common stockholders	$(3,337)	$1,773	$964
Earnings (loss) per share:
Basic	$(0.30)	$0.18	$0.15

Diluted	$(0.30)	$0.18	$0.15

     During February 2001, the Company granted options to purchase 100,000 shares of the Company’s common stock at $3.75 to the Company’s former CEO, who served as a consultant to the Company until the end of 2001. Options to purchase 66,667 of the shares vested ratably each month from February 2001 to January 2002, while the remaining 33,333 options vested ratably each month from July 2001 to January 2002. The options expire 10 years from the date of the grant. The fair value of these options of approximately $288,000 has been calculated in accordance with SFAS No. 123, using a risk-free rate of 6.26%, an expected dividend yield of 0% and an expected stock volatility of 75%. This fair value will be expensed to general and administrative expense over the vesting period ($256,000 expensed in 2001 and $32,000 will be expensed in 2002.) In addition to the stock option grants, the Company’s former CEO received $315,000 related to his severance agreement in February 2001. This amount was expensed during the first quarter of 2001.

     On August 13, 2001, the Company finalized an employment agreement with the new CEO in which the CEO was granted options to purchase 333,333 shares of the Company’s common stock. Options to purchase 166,667 shares vested immediately and are exercisable at $3.00 per share, while the remaining 166,666 shares vest ratably each month February 2001 to January 2005, of which 83,333 shares are exercisable at $12.00 per share and 83,333 shares are exercisable at $18.00 per share. All exercise prices per share were in excess of the fair market value of a share of the Company's common stock as of the grant date, therefore, no compensation expense has been recorded. The options expire 10 years from the date of the grant.

12.     NET INCOME (LOSS) PER SHARE

     Basic earnings per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the year. Diluted earnings per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of dilutive common and common equivalent shares outstanding during the fiscal year, which includes the additional dilution related to conversion of stock options as computed under the treasury stock method. Neither the outstanding in-the-money stock options nor the Series B Convertible Preferred Stock have been included in the adjusted weighted average common shares outstanding for 2001 as the effects of conversion are antidilutive due to the Company's losses.

     The following table is a reconciliation of the Company’s basic and diluted earnings per share in accordance with SFAS No. 128:

(in thousands, except per share data)	2001	2000	1999

Net income (loss) available to common stockholders	$(270)	$5,023	$3,326

Basic Earnings per Share:
Weighted average common shares outstanding	11,073	9,156	6,778

Basic earnings (loss) per share	$(0.02)	$0.54	$0.48

Diluted Earnings per Share:
Weighted average common shares outstanding	11,073	9,156	6,778
Dilutive common share equivalents	0	121	356

Total diluted shares outstanding	11,073	9,277	7,134

Diluted earnings (loss) per share	$(0.02)	$0.54	$0.48

13.     COMMITMENTS AND CONTINGENCIES

     The Company leases office space and office equipment under various operating lease agreements. Rent expense for the years ended December 31, 2001, 2000 and 1999 totaled approximately $1,364,000, $1,160,000 and $538,000, respectively, and is included in general and administrative expense in the consolidated statements of operations.

     As mentioned in Note 3, the Company sold a parcel of land adjacent to its headquarters on which a third party built an office building. The Company entered into a 10 year lease agreement on March 31, 2000 to lease approximately half of the available space. The future minimum lease payments for the lease are included in the table below.

     As of December 31, 2001, the future minimum lease payments relating to the operating lease obligations are as follows:

(in thousands)
2002	$1,934
2003	1,678
2004	1,476
2005	1,159
2006	1,089
Thereafter	3,634

$10,970

Legal Proceedings

      As a result of the merger with Towne, we assumed certain outstanding litigation against Towne as discussed below.

1.	Towne, two of its former officers an a current officer are defendants in a securities class action lawsuit filed in November 1999. No class has yet been certified. The complaints allege, among other things, that Towne should have disclosed in the prospectus used for its secondary public offering in June 1999 that it allegedly experienced serious problems with its network infrastructure and processing facilities during the move of its corporate headquarters in June 1999, and that these problems allegedly led to a higher than usual number of customers terminating their contracts during the second quarter. The complaints seek an unspecified awards of damages. Towne filed a motion to dismiss for failure to state a claim, the plaintiffs filed an answer to Towne’s motion and the judge granted parts of Towne’s motion to dismiss and denied other parts, which had the effect of allowing the claim to proceed. Towne and the individual defendants filed answers denying liability and asserting numerous affirmative defenses. Discovery has not yet commenced. We believe that the allegations in the complaints are without merit and intend to defend the lawsuits vigorously. Our directors and executive officers liability insurance carrier is presently providing a defense under a reservation of rights.

2.	Another lawsuit arises out of Towne’s acquisition of Banking Solutions, Inc. (“BSI”) through a stock purchase made by its subsidiary, BSI Acquisition Corp., in December 1998. Plaintiff Edward Sullivan, Jr. was employed by BSI. Sullivan alleges, among other things, that he had a buy-out agreement with BSI and certain BSI shareholders under which, in ceratin circumstances, Sullivan was to receive a commission based on the gross sales price paid by any purchaser of BSI. Sullivan contends that BSI and the other shareholders allegedly fraudulently induced him to release them from the agreement by fraudulently misrepresenting the gross sales price paid by Towne Services’ subsidiary in the stock purchase. Sullivan contends that Towne Services is liable to him as the successor to BSI, and also for allegedly tortiously interfering with the agreement. Sullivan also contends Towne Services conspired with the other defendants to misrepresent the “gross purchase price.” We deny all allegations of the petition. Mr. Sullivan and his wife seek an unspecified amount of damages including a percentage of the gross sales price paid by Towne Services’ subsidiary for the acquisition of BSI, as well as punitive damages, attorneys’ fees, and pre-judgment and post-judgment interest. We have filed a motion for summary judgment seeking dismissal of all claims against us. The court has not yet ruled on the motion, and discovery is ongoing. We believe that the allegations in the complaint are without merit and intend to defend the lawsuit vigorously. We also contend that we are entitled to indemnification from the BSI shareholders for our expenses in defending this action. Specifically, the BSI stock purchase agreement provides that the BSI shareholders for our expenses in defending this action. Specifically, the BSI stock purchase agreement provides that the BSI shareholders will indemnify us against any claims, damages, liabilities, costs and expenses (including reasonable attorneys’ and accountants’ fees and expenses) we suffer that arise out of any breach of the representations made by BSI in the agreement, provided that the aggregate amount of all such claims, etc. exceeds $100,000.

3.	Towne filed an action against six former BSI sales representatives, and The Clipper Group, a company founded by one or more of former BSI sales representatives. Towne contends that the defendants have formed a competing company, and are marketing a competing product, to Towne’s bank customers, in violation of the named individuals’ employment contracts, and in particular, in violation of trade secret and confidentiality provisions and non-solicitation of customer and employee provisions contained in those contracts. Towne has asserted claims against these defendants for misappropriation of trade secrets (including both customer information and confidential information regarding Towne’s software product), misappropriation of confidential information, breach of employment contracts, tortious interference with employment contracts, tortious interference with licensing agreements, tortious interference with customer contracts, breach of the covenant of good faith and fair dealing, and conspiracy. Towne seeks actual and punitive damages, injunctive relief, and attorney’s fees and costs. On or about April 30, 2001, the defendants answered, denied liability, moved to compel arbitration, and asserted a counterclaim against Town for alleged fraudulent inducement of the employment contracts at issue. The defendants seek an unspecified amount of actual damages, punitive damages, attorney’s fees, interests, and a declaration that the employment agreements at issue are not enforceable. Towne believes that the allegations in the counterclaim are without merit and it intends to defend the counterclaim vigorously. Towne also intends to vigorously pursue its claims against these defendants.

     The Company is subject to various other legal proceedings, tax matters and other claims which arise in the ordinary course of business. In the opinion of management, the amount of any ultimate liability with respect to these actions will not materially affect the financial position of results of operations of the Company.

Employment Agreements

     The Company has entered into employment agreements with certain executive officers of the Company. The agreements provide for compensation to the officers in the form of annual base salaries and bonuses based on the earnings of the Company. The employment agreements also provide for severance benefits, ranging from 0 to 24 months, upon the occurrence of certain events, including a change in control, as defined.

     On August 13, 2001, the Company finalized an employment agreement with the new CEO, which included restricted stock in lieu of salary. According to the agreement, the CEO was awarded 43,607 shares of common stock in lieu of cash compensation. The shares vested 1/11th per month and were fully vested at December 31, 2001. Compensation expense of $152,000 was recorded for 2001 for the period of February 1, 2001 to December 31, 2001. The shares were issued in January of 2002.

14.     EMPLOYEE BENEFIT PLANS

     The Company has an employee savings plan, the Private Business, Inc. 401(k) Profit Sharing Plan (the “Plan”), which permits participants to make contributions by salary reduction pursuant to section 401(k) of the Internal Revenue Code. The Company matches contributions contributed by employees up to a maximum of $1,000 per employee per year and may, at its discretion, make additional contributions to the Plan. Employees are eligible for participation beginning with the quarter immediately following one year of service. Total contributions made by the Company to the Plan were $182,000, $192,000 and $202,000 in 2001, 2000 and 1999, respectively, and are included in general and administrative expense in the consolidated statements of operations.

     As a result of the Towne merger, the Company has a 401(k) Profit Sharing Plan (the “Towne Plan”), which permits Towne and RMSA employees to make contributions by salary reduction pursuant to section 401(k) of the Internal Revenue Code. The Company matches contributions contributed by employees in an amount equal to 25% up to 6% of the employee’s pay. Employees are eligible for participation beginning after one month of employment with the Company. The total contribution made by the Company to the Towne Plan was $30,000 for the period from the acquisition date of August 9, 2001 through December 31, 2001, and is included in general and administrative expense in the consolidated statement of operations.

     During 2000, the Company established an employee stock purchase plan whereby eligible employees may purchase Company stock at a discount through payroll deduction of up to 15% of base pay. The price paid for the stock is the lesser of 85% of the closing market price on the first or last day of the quarter in which payroll deductions occur. The Company has reserved 333,333 shares for issuance under this plan. The Company issued 66,229 shares during 2001 and 11,428 shares during 2000.

     As a result of the merger, the Company has an employee stock ownership plan (“ESOP”), the RMSA Employee Stock Ownership Plan (the “ESOP Plan”). The purpose of the ESOP is to provide stock ownership benefits for substantially all the employees of RMSA who have completed one year of service. The plan is subject to all the provisions of the Employee Retirement Income Security Act of 1974 (“ERISA”), as amended. The Company may make discretionary contributions to the ESOP Plan in the form of either cash or the Company’s common stock. The ESOP Plan does not provide for participant contributions. Participants vest in their accounts ratably over a seven-year schedule. The Company made no contribution to the ESOP Plan in 2001. As of December 31, 2001, the number of the Company’s common shares in the ESOP Plan were 164,217.

15.     RELATED PARTY TRANSACTIONS

     The Company performed various management and administration functions during 1999 for Board Member, Inc.; Madison Land Co.; Maryland Farms Land, LLC; Maryland Farms South, LLC; Private Business Partners, Inc.; Careers, Inc.; Discount Brokerage Services, Inc.; Senior Achievement; and Imagic Corporation, which were each owned by some of the principal stockholders of the Company. The Company charged a monthly management fee, which was equal to a percentage of certain Company employees’ salaries for these services. These charges totaled approximately $35,000 for 1999 and were netted against general and administrative expenses in the accompanying consolidated statements of operations.

     The Company leased office space from Madison Land Co., which was owned by some of the principal stockholders of the Company. Total rent paid to Madison Land Co. was approximately $43,000 and $79,000 for 2000 and 1999, respectively. The lease with Madison Land Co. expired on April 1, 2000 and was not renewed.

     In September 2001, the Company began leasing some of its office space to Tecniflex, Inc. which is owned by some of the principal stockholders of the Company. The lease is for eight months and expires on April 30, 2002. The rent income for 2001 totaled $39,000.

     During the year ended December 31, 2001, the Company paid fees of approximately $119,000 for legal services to a law firm in which a director and shareholder of the Company is a partner.

     During the year ended December 31, 2001, the Company paid fees of approximately $44,000 for communication services to The InterCept Group, Inc., of which a director and shareholder of the Company is a director.

16.     QUARTERLY FINANCIAL DATA (UNAUDITED)

	Quarter Ended
	(in thousands, except per share data)
	March 31,	June 30,	Sept. 30,	Dec. 31,	March 31,	June 30,	Sept. 30,	Dec. 31,
	2000	2000	2000	2000	2001	2001	2001	2001

Statement of operations data:
Revenues	$13,463	$14,188	$14,783	$14,033	$12,127	$12,248	$15,175	$16,210

Operating income (loss)	$2,627	$3,239	$3,948	$2,980	$602	$2,003	$(1,743)	$2,276

Income (loss) from operations before income taxes and extraordinary item	$1,400	$2,206	$2,782	$1,847	$(454)	$1,059	$(2,503)	$1,692
Income tax provision (benefit)	547	860	1,085	720	(177)	413	(976)	660
Extraordinary item	0	0	0	0	0	0	81	0

Net income (loss)	853	1,346	1,697	1,127	(277)	646	(1,608)	1,032
Preferred stock dividends and accretion	0	0	0	0	0	0	23	40

Net income (loss) available to common stockholders	$853	$1,346	$1,697	$1,127	$(277)	$646	$(1,631)	$992

Earnings (loss) per common shares (diluted)	$0.09	$0.15	$0.18	$0.12	$(0.03)	$0.07	$(0.14)	$0.07

17.     SEGMENT INFORMATION

     Prior to 2001, the Company operated in one business segment, accounts receivable financing. As a result of the Company’s merger with Towne in August 2001, it now operates in a second business segment, retail inventory management and forecasting. The Company accounts for segment reporting under SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. Since the Company operated in one business segment prior to 2001, prior year segment information is not presented. Additionally, no corporate overhead costs or interest have been allocated to the retail inventory forecasting segment, but are included in the accounts receivable financing segment costs.

     The following table summarizes the financial information concerning the Company’s reportable segments from continuing operations for the year ended December 31, 2001. The retail inventory forecasting segment only includes results from August 9, 2001, the merger date, through December 31, 2001.

	Accounts	Retail
	Receivable	Inventory
(in thousands)	Financing	Forecasting	Total

Revenues	$51,432	$4,328	$55,760
Income (loss) before taxes and extraordinary item	(316)	110	(206)
Assets	38,268	3,288	41,556
Total expenditures for additions to long-lived assets	1,392	0	1,392

18.     EVENT SUBSEQUENT TO BALANCE SHEET DATE (UNAUDITED)

     On March 18, 2002, the Company entered into an agreement to sell the land, building and certain furniture associated with its former headquarters for approximately $2.2 million, net of closing costs. The Company has the land, building and furniture recorded at $2,036,000, which will result in a gain of approximately $200,000. This gain on sale of asset will be recorded in 2002 once the sale closes. The proceeds will be used to reduce long-term debt.

19.     PRO FORMA INFORMATION (UNAUDITED)

     The following unaudited pro forma information presents a summary of operating results of combined operations of the Company and Towne for the three and twelve months ended December 31, 2001 and 2000, respectively, as if the merger with Towne had occurred as of January 1, 2000. The pro forma results include estimates and assumptions that management believes are reasonable, but are not necessarily indicative of the results which would have occurred if the merger had been in effect on the dates indicated, or which may result in the future.

	Three Months Ended Dec. 31,		Twelve Months Ended Dec. 31,

(in thousands, except earnings per share)	2001	2000	2001	2000

Revenues	$16,209	$19,009	$68,956	$80,742
Operating income	4,045	6,659	6,330	18,113
Income before extraordinary item	2,111	3,448	1,993	8,579
Net income available to common stockholders	$2,111	$3,448	$1,912	$8,579

Earnings per share:
Basic	$0.15	$0.25	$0.14	$0.62
Diluted	$0.15	$0.25	$0.14	$0.62

Weighted average outstanding shares:
Basic	13,901	13,818	13,874	13,803
Diluted	13,921	13,855	13,912	13,925

     The unaudited pro forma information presented above does not include certain non-recurring charges during 2001 of approximately $1.3 million incurred by the Company and Towne to effect the merger.

REPORT OF THE INDEPENDENT PUBLIC ACCOUNTANTS

To Private Business, Inc.:

     We have audited, in accordance with auditing standards generally accepted in the United States, the consolidated financial statements of Private Business, Inc. and subsidiaries for the three years ended December 31, 2001 included in the Form 10-K and have issued our report thereon dated February 15, 2002. Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The schedule listed under Item 14 (a) (ii) is the responsibility of the Company’s management and is presented for purposes of complying with the Securities and Exchange Commission’s rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth herein in relation to the basic consolidated financial statements taken as a whole.

ARTHUR ANDERSEN LLP

Nashville, Tennessee
February 15, 2002 (except with respect to the matter discussed in Note 7, as to which the date is March 18, 2002.)

S-1

SCHEDULE II

PRIVATE BUSINESS, INC.

VALUATION AND QUALIFYING ACCOUNTS

		Additions
		Charged to	Additions
	Balance at	Costs	Resulting	Deductions	Balance at
	Beginning of	and	From	(Charge	End of
	Period	Expenses (1)	Acquisitions (1)	Offs)(1)	Period

Year ended December 31, 2001:
Allowance for doubtful accounts	$10,000	$—	$248,000	$—	$258,000

Year ended December 31, 2000:
Allowance for doubtful accounts	$87,000	$—	$—	$77,000	$10,000

Year ended December 31, 1999:
Allowance for doubtful accounts	$60,000	$176,000	$—	$149,000	$87,000

(1)	Additions to the allowance for doubtful accounts are included in general and administrative expense. All deductions or charge offs are charged against the allowance for doubtful accounts. During August 2001, the Company acquired Towne Services, Inc., resulting in the assumption of allowances for certain doubtful accounts.

S-2

SIGNATURES

     Pursuant to the requirements of Schedule 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRIVATE BUSINESS, INC.

/s/ Thomas L. Black

Thomas L. Black
Chief Executive Officer
Date: March 20, 2002

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ William B. King William B. King	Chairman of the Board	March 22, 2002

/s/ Thomas L. Black Thomas L. Black	Chief Executive Officer and Director	March 22, 2002

/s/ Gerard M Hayden, Jr. Gerard M. Hayden, Jr.	Chief Financial Officer (Principal Financial and Accounting Officer)	March 22, 2002

/s/ Brian J. Conway Brian J. Conway	Director	March 22, 2002

/s/ Bruce R. Evans Bruce R. Evans	Director	March 22, 2002

/s/ Glenn W. Sturm Glenn W. Sturm	Director	March 22, 2002

/s/ Gregory S. Daily Gregory S. Daily	Director	March 22, 2002

/s/ David B. Ingram David B. Ingram	Director	March 22, 2002

/s/ Richardson M. Roberts Richardson M. Roberts	Director	March 22, 2002

/s/ Frank W. Brown Frank W. Brown	Director	March 22, 2002

INDEX TO EXHIBITS

EXHIBIT
NUMBER	DESCRIPTION OF EXHIBIT

3.1	Amended and Restated Charter of the Company (incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on No. 333-75013 Form S-1)

3.1.1	Charter Amendment Dated August 9, 2001 (incorporated by reference to Exhibit 3.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001)

3.2	Amended and Restated Bylaws of Private Business (incorporated by referenced to Exhibit 3.2 to the Company’s Registration Statement No. 333-75013 on Form S-1)

10.1	Stock Purchase Agreement dated as of July 24, 1998 (incorporated by referenced to Exhibit 10.1 to the Company’s Registration Statement No. 333-75013 on Form S-1)

10.2	Stockholders Agreement dated as of August 7, 1998 (incorporated by referenced to Exhibit 10.2 to the Company’s Registration Statement No. 333-75013 on Form S-1)

10.3	Registration Rights Agreement dated as of August 7, 1998 (incorporated by referenced to Exhibit 10.3 to the Company’s Registration Statement No. 333-75013 on Form S-1)

10.4	Credit Agreement dated as of August 7, 1998 (incorporated by referenced to Exhibit 10.4 to the Company’s Registration Statement No. 333-75013 on Form S-1)

10.4.1	Amendment No. 1 to Credit Agreement dated as of May 5, 1999 (incorporated by referenced to Exhibit 10.4.1 to the Company’s Registration Statement No. 333-75013 on Form S-1)

10.4.2	Amendment No. 2 to Credit Agreement dated as of December 31, 1999 (incorporated by reference to Exhibit 10.4.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999)

10.4.3	Amendment No. 3 to Credit Agreement dated as of March 31, 2001 (incorporated by reference to Exhibit 10.4.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001)

10.4.4	Amendment No. 4 to Credit Agreement dated as of June 30, 2001 (incorporated by reference to Exhibit 10.4.4 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001)

10.4.5	Amendment No. 5 to Credit Agreement dated as of October 5, 2001

10.4.6	Amendment No. 6 to Credit Agreement dated as of December 10, 2001

10.4.7	Amendment No. 7 to Credit Agreement dated as of December 31, 2001

10.5	Form of Indemnification Agreement between Private Business and each of its Officers and Directors (incorporated by referenced to Exhibit 10.5 to the Company’s Registration Statement No. 333-75013 on Form S-1)

10.6	Form of Nonqualified Stock Option Agreement without change of control provision (incorporated by referenced to Exhibit 10.6 to the Company’s Registration Statement No. 333-75013 on Form S-1)

10.7	Form of Nonqualified Stock Option Agreement with change of control provision (incorporated by referenced to Exhibit 10.7 to the Company’s Registration Statement No. 333-75013 on Form S-1)

10.8	Private Business, Inc. 1999 Amended and Restate Stock Option Plan (incorporated by referenced to Exhibit 10.8 to the Company’s Registration Statement No. 333-75013 on Form S-1)

10.9	Cendant Termination and Non Competition Agreement. (incorporated by referenced to Exhibit 10.9 to the Company’s Registration Statement No. 333-75013 on Form S-1)

10.10	Employment Agreement between Kevin M. McNamara (incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999)

10.11	Lease Between Triple Brentwood as Landlord and 21 Private Business, Inc. as Tenant (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999)

10.12	Severance Agreement with Kevin M. McNamara (incorporated by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000).

10.13	Employment Agreement Between the Company and Thomas L. Black (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001)

10.14	Employment Agreement Between the Company and Henry M. Baroco (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001)

10.15	Consulting Agreement Between the Company and G. Lynn Boggs (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001)

12	Agreement and Plan of Merger between the Company and Towne Services, Inc. (incorporated by reference to annex 1 to the Company’s registration statement on Form S-4)

21	Subsidiaries of Private Business.

23	Consent of Arthur Andersen.

99.1	Letter to SEC Pursuant to Temporary Note 3T to Article 3 of Regulation S-X

     The attachments referenced in these exhibits are not included in this filing but are available from Private Business upon request.