Form 10-K405/A
period 2001-12-31
PRIVATE BUSINESS INC
filed 2002-03-28
CIK 1069469

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

DOCUMENTS INCORPORATED BY REFERENCE

     Pursuant to Rule 12b-15 of the Security and Exchange Act of 1934, as amended, Item 6 of Part 2 of the Form 10-K of Private Business, Inc. (“The Company”), filed with the Security and Exchange Commission on March 25, 2002 (the “Form 10-K”), hereby is amended to disclose certain information, which had been inadvertently misprinted. Item 6 of Part 2 of the Form 10-K should read as follows:

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

	YEAR ENDED DECEMBER 31,

	(In thousands, except per share data)
	2001	2000	1999	1998	1997

Statement of Operations Data:
Revenues	$55,760	$56,466	$57,558	$50,805	$43,660

Operating income	$3,138	$12,793	$13,459	$1,516	$14,304

Income (loss) from operations before income taxes and extraordinary item	$(206)	$8,234	$7,418	$(2,046)	$14,017
Income tax provision (benefit)	(80)	3,211	1,645	(2,585)	743
Extraordinary item	81	0	418	0	0

Net (loss) income	(207)	5,023	5,355	539	13,274
Preferred stock dividends and accretion	(63)	0	(2,029)	(2,204)	0

Net income (loss) available to common stockholders	$(270)	$5,023	$3,326	$(1,665)	$13,274

Earnings (loss) per common share (diluted)	$(0.02)	$0.54	$0.48	$(0.30)	$1.95

Balance Sheet Data (at Year End):
Cash and cash equivalents	$2,648	$1,891	$5,953	$285	$4,816
Working capital (deficit)	(3,325)	(1,407)	1,465	(7,834)	2,772
Total assets	41,556	30,432	39,210	31,596	20,995
Long-term debt, net of current portion	31,109	42,148	49,122	90,375	4,078
Redeemable convertible preferred stock	114	0	0	59,707	0
Total shareholders’ equity (deficit)	(9,191)	(23,966)	(29,186)	(139,291)	8,643

18

SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, and Rule 12b-15 promulgated thereunder, Private Business, Inc. has duly caused this Amendment 1 to Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on this 27th day of March 2002.

PRIVATE BUSINESS, INC.

By: /s/ Gerard M. Hayden, Jr.

Name: Gerard M. Hayden, Jr.
Title: Chief Financial Officer