Form 10-Q
period 2002-03-31
PRIVATE BUSINESS INC
filed 2002-05-08
CIK 1069469

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2002

Commission file number 000-25959

Private Business, Inc.

(Exact name of registrant as specified in its charter)

Tennessee	62-1453841

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9020 Overlook Blvd., Brentwood, Tennessee	37027

(Address of principal executive offices)	(Zip Code)

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

(1)   Yes    ☒   No    ☐

(2)   Yes    ☒   No    ☐

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Class	Outstanding as of May 3, 2002

Common Stock, no par value	13,981,633 shares

PRIVATE BUSINESS, INC.

Form 10-Q

For Quarter Ended March 31, 2002

INDEX

Page No.

Part I – Consolidated Financial Statements
Item 1 – Unaudited Condensed Consolidated Balance Sheets As of March 31, 2002 and December 31, 2001	3
Unaudited Condensed Consolidated Statements of Operations for the three months ended March 31, 2002 and 2001	4
Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2002 and 2001	5
Notes to Unaudited Condensed Consolidated Financial Statements	6 -12
Item 2 – Management’s discussion and analysis of financial condition and results of operations	13 - 22
Item 3 – Quantitative and qualitative disclosures about market risk	22
Part II – Other Information
Item 1 – Legal Proceedings	22 - 24
Item 6 – Exhibits and reports on Form 8-K	25
Signatures	26

PRIVATE BUSINESS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS — UNAUDITED

	March 31,	December 31,
(dollars in thousands)	2002	2001

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,707	$2,648
Accounts receivable — trade, net of allowance for doubtful accounts of $225 and $258, respectively	8,036	8,073
Accounts receivable — other	281	314
Deferred tax assets	2,171	2,130
Other current assets	2,014	1,164

Total current assets	14,209	14,329

PROPERTY AND EQUIPMENT, NET	8,419	8,336
PROPERTY AND EQUIPMENT HELD FOR SALE	36	2,036
OTHER ASSETS:
Software development costs, net	1,419	1,461
Deferred tax assets	3,092	4,835
Intangible and other assets, net	10,332	10,559

Total other assets	14,843	16,855

Total assets	$37,507	$41,556

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable	$3,093	$3,617
Accrued liabilities	4,758	7,102
Dividends payable	455	415
Deferred revenue	1,180	1,126
Short-term borrowings	1,400	0
Current portion of long-term debt and capital lease obligations	5,214	5,394

Total current liabilities	16,100	17,654

OTHER NONCURRENT LIABILITIES	1,171	1,354
LONG-TERM DEBT, net of current portion	27,879	31,109
CAPITAL LEASE OBLIGATIONS, net of current portion	420	516

Total liabilities	45,570	50,633

COMMITMENTS AND CONTINGENCIES
PREFERRED STOCK, series B convertible, no par value; 20,000,000 shares authorized, 40,031 shares issued and outstanding	114	114
STOCKHOLDERS’ DEFICIT:
Common stock, no par value; 33,333,333 shares authorized; shares issued and outstanding, 13,965,908 and 13,901,423, respectively	0	0
Additional paid-in capital	(7,389)	(7,464)
Accumulated deficit	(788)	(1,727)

Total stockholders’ deficit	(8,177)	(9,191)

Total liabilities and stockholders’ deficit	$37,507	$41,556

The accompanying notes are an integral part of these consolidated financial statements.

PRIVATE BUSINESS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS — UNAUDITED
For the Three Months Ended March 31, 2002 and 2001

(in thousands, except per share data)	2002	2001

REVENUES:
Participation fees	$9,636	$10,034
Software license	132	277
Retail planning services	2,745	0
Maintenance and other	2,107	1,816

Total revenues	14,620	12,127

OPERATING EXPENSES:
General and administrative	6,178	5,543
Selling and marketing	5,783	5,280
Research and development	251	360
Amortization	352	267
Other operating expense (income)	(100)	75

Total operating expenses	12,464	11,525

OPERATING INCOME	2,156	602
INTEREST EXPENSE, NET	495	1,056

INCOME (LOSS) BEFORE INCOME TAXES AND EXTRAORDINARY ITEM	1,661	(454)
Income tax provision (benefit)	648	(177)

INCOME (LOSS) BEFORE EXTRAORDINARY ITEM	1,013	(277)
Extraordinary item, early extinguishment of debt, net of income taxes of $22	34	0

NET INCOME (LOSS)	979	(277)
Preferred stock dividends	40	0

NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$939	$(277)

EARNINGS (LOSS) PER SHARE:
Basic	$0.07	$(0.03)

Diluted	$0.07	$(0.03)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	13,954	9,194

Diluted	14,267	9,194

The accompanying notes are an integral part of these consolidated financial statements.

PRIVATE BUSINESS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED
For the Three Months Ended March 31, 2002 and 2001

(in thousands)	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$979	$(277)
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Write-off of debt issuance costs	34	0
Depreciation and amortization	1,123	1,022
Deferred taxes	1,702	110
Non-cash stock based compensation	46	48
Gain on sale of certain property and equipment, net	(183)	0
Changes in assets and liabilities:
Accounts receivable	70	494
Other current assets	(850)	28
Other assets	32	56
Accounts payable	(524)	(41)
Accrued liabilities	(2,319)	(1,943)
Deferred revenue	54	(90)
Other noncurrent liabilities	(183)	0

Net cash used in operating activities	(19)	(593)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(876)	(203)
Software development costs	(170)	(225)
Proceeds from sale of property and equipment	2,201	0

Net cash provided by (used in) investing activities	1,155	(428)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments on long-term debt	(1,223)	(936)
Repayments on capitalized lease obligations	(96)	0
Early extinguishment of long-term debt, net	(2,188)	0
Proceeds from short-term borrowings	1,400	0
Proceeds from exercise of employee stock options	10	20
Stock issued through employee stock purchase plan	20	50

Net cash used in financing activities	(2,077)	(866)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(941)	(1,887)
CASH AND CASH EQUIVALENTS at beginning of year	2,648	1,891

CASH AND CASH EQUIVALENTS at end of period	$1,707	$4

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash payments for income taxes during period	$34	$141

Cash payments of interest during period	$502	$1,095

The accompanying notes are an integral part of these consolidated financial statements.

PRIVATE BUSINESS, INC.

Notes to Condensed Consolidated Financial Statements — Unaudited

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

     These condensed consolidated financial statements, footnote disclosures and other information should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2001.

B. Summary of Significant Accounting Policies

     Principles of Consolidation

The accompanying financial statements include the accounts of Private Business, Inc. and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

     Our other significant accounting policies include self-insurance reserves, income taxes, software development costs, and revenue recognition. Please refer to our Annual Report on Form 10-K for the year ended December 31, 2001 for a more detailed description of these accounting policies.

C. Sale of Company Headquarters

     During the quarter ended March 31, 2002, the Company sold its former headquarters building and consolidated its operations into the Technology and Business Center, which is adjacent to the headquarters building. During the third quarter of 2001, the Company recorded an impairment charge of $4.1 million to write down the headquarters building, land and equipment to their estimated fair market value. The net proceeds from the sale were approximately $2.2 million with a net gain on the sale of approximately $200,000 being recorded in the first quarter of 2002, which is included in other operating expense (income) in the accompanying condensed consolidated statements of operations.

D. Merger, Stock Split and Stock Options

     On August 9, 2001, the Company completed a merger of Towne Services, Inc. (“Towne”) into Private Business, which was accounted for as a purchase in accordance with SFAS No. 141, Business Combinations (SFAS No. 141). The merger was consummated by Towne shareholders exchanging all of their issued and outstanding common and preferred shares for Private Business common and preferred shares, respectively, at the conversion rate of .9087 shares of the Company’s common stock for one share of Towne common stock. The Company also assumed all stock option plans of Towne that existed as of the acquisition date using the same conversion rate noted above, resulting in the exchange of approximately 963,000 Private Business common stock options. The estimated value of these stock options, using the Black-Scholes option pricing model, of approximately $1.3 million has been recorded as a component of the purchase price. The assumptions used to value these options were; a risk-free interest rate range of 3.37% to 4.88%, an expected yield of 0%, an expected volatility of 75% and an average expected life of 3.5 years. As a result of the merger, Private Business’ shareholders own 67% of the outstanding shares of the new combined entity. In conjunction with the merger agreement, a one for three reverse stock split of the Company’s common stock occurred before exchanging the Company’s common shares for the Towne common shares and common share equivalents. All shares and per share amounts in these consolidated condensed financial statements have been restated for the effect of the reverse stock split.

E. Net Income (Loss) Per Share

     Basic earnings (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common and common equivalent shares outstanding during the period, which includes the additional dilution related to conversion of stock options as computed under the treasury stock method and the conversion of the preferred stock under the if-converted method.

     The outstanding stock options and common equivalents were not included in the adjusted weighted average common shares outstanding for the three months ended March 31, 2001, as the effects of conversion were antidilutive.

     The following table represents information necessary to calculate earnings (loss) per share for the three months ended March 31, 2002 and 2001:

	Three Months Ended March 31,

(in thousands)	2002	2001

Net income (loss) available to common shareholders	$939	$(277)

Weighed average common shares outstanding	13,954	9,194
Plus additional shares from common stock equivalent shares:
Options and convertible preferred stock	313	—

Adjusted weighted average common shares outstanding	14,267	9,194

F. Comprehensive Income

     Comprehensive income for the three months ended March 31, 2002 and 2001 was comprised solely of net income.

G. Chief Executive Officer Change, Severance and Option Grants

     On February 1, 2001, the Company announced the departure of its then current Chief Executive Officer (“CEO”) and the hiring of a new CEO. The former CEO, as part of his employment and severance agreement, was entitled to a severance payment of $315,000, which was paid and expensed by the Company in February 2001. The former CEO served as a consultant for one year from the date of termination. As part of his consulting agreement, the former CEO was granted options to purchase 100,000 shares of the Company’s common stock at $3.75 per share, the fair market value as of that date. Options to purchase 66,667 of the shares vested ratably each month from February 2001 to January 2002, while the remaining 33,333 shares vested ratably each month from July 2001 to January 2002. The options expire 10 years from the date of the grant. The fair value of these options of approximately $288,000 has been calculated in accordance with SFAS No. 123, using a risk-free rate of 5.10%, an expected dividend yield of 0% and an expected volatility of 75%. This fair value will be expensed to general and administrative expense over the vesting period ($264,000 in 2001 and $24,000 in 2002). Approximately $24,000 and $48,000 were expensed for the first quarter of 2002 and 2001, respectively.

     On August 13, 2001, the Company finalized an employment agreement with the new CEO, which included restricted stock in lieu of salary and stock options. According to the agreement, the CEO was awarded 43,608 shares of restricted common stock in lieu of cash compensation for 2001. The shares vested 1/11th per month for 2001 and the related compensation expense was recorded as the shares vested. The CEO has opted for cash compensation in 2002. The CEO was also granted options to purchase 333,333 shares of the Company’s common stock. Options to purchase 166,667 shares vested immediately and are exercisable at $3.00 per share, while the remaining 166,666 shares vest ratably each month February 2001 to January 2005, of which 83,333 shares are exercisable at $12.00 per share and 83,333 shares are exercisable at $18.00 per share. The options expire 10 years from the date of the grant.

H. Bank Covenants

     The Company’s credit facility is secured by a pledge of all Company assets and imposes financial covenants and requirements and contains limitations on the Company’s ability to sell material assets, redeem capital stock and pay dividends, among other actions. On March 18, 2002, the Company entered into an amendment dated December 31, 2001 to its credit facility. The amendment modified certain restrictive financial covenants for the first three quarters of 2002. At March 31, 2002, the Company was in compliance with all covenants.

I. Pro forma Information

     The following unaudited information presents a summary of operating results of combined operations of the Company and Towne for the three months ended March 31, 2002 compared to the pro forma results of the combined operations for the three months ended March 31, 2001 as if the merger with Towne had occurred as of January 1, 2001. The pro forma results include estimates and assumptions that management believes are reasonable, but are not necessarily indicative of the results which would have occurred if the merger had been in effect on the dates indicated, or which may result in the future.

	Three Months Ended
	March 31,

(in thousands, except earnings per share)	2002	2001

Pro Forma
Revenues	$14,620	$17,798
Operating income	2,156	1,831
Income before extraordinary item	1,013	558
Net income available to common stockholders	$939	$518
Earnings per share:
Basic	$0.07	$0.04
Diluted	$0.07	$0.04
Weighted average outstanding shares:
Basic	13,954	13,842
Diluted	14,267	14,055

J. Legal Proceedings

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

3.	Towne filed an action against six former BSI sales representatives, and The Clipper Group, a company founded by one or more of former BSI sales representatives. Towne contends that the defendants have formed a competing company, and are marketing a competing product, to Towne’s bank customers, in violation of the named individuals’ employment contracts, and in particular, in violation of trade secret and confidentiality provisions and non-solicitation of customer and employee provisions contained in those contracts. Towne has asserted claims against these defendants for misappropriation of trade secrets (including both customer information and confidential information regarding Towne’s software product), misappropriation of confidential information, breach of employment contracts, tortious interference with employment contracts, tortious interference with licensing agreements, tortious interference with customer contracts, breach of the covenant of good faith and fair dealing, and conspiracy. Towne seeks actual and punitive damages, injunctive relief, and attorney’s fees and costs. On or about April 30, 2001, the defendants answered, denied liability, moved to compel arbitration, and asserted a counterclaim against Towne for alleged fraudulent inducement of the employment contracts at issue. A settlement agreement has been reached between the parties at this time regarding this matter. The Company has agreed to dismiss all claims brought against the individual defendants in the arbitration proceedings with prejudice and have reserved the right to pursue damages in the companion federal court case pending in Mississippi against the corporate defendant once the Company’s claims for misappropriation of trade secrets (including both customer information and confidential information regarding Plaintiffs software product), misappropriation of confidential information, tortuous interference with licensing agreements, tortuous interference with customer contracts, breach of the covenant of good faith and fair dealing, and infringement of copyrights are proven. The individual defendants have in turn dismissed with prejudice all counter claims against the Company for fraudulent inducement of employment contracts and alleged unpaid bonuses.

Towne Services, Inc. has also sought relief in the U.S. District Court, Southern District of Mississippi in a companion case. Towne Services, Inc., and Banking Solutions, Inc. v. The Merchants Financial Services Group, LLC d/b/a Merchants Financial Services; AmFed Companies, LLC; Clipper Technologies, LLC; The Clipper Group, Inc.; and Prominent Technologies, LLC . This case was filed on July 24, 2001, and is an action for copyright infringement under the Copyright Act of 1976, 17 U.S.C. § 101, et seq., and related claims of misappropriation of trade secrets and tortuous interference with contractual relations. The suit alleges that former customers of Towne Services (a Mississippi bank and an affiliated insurance company) have developed and are using and marketing a software program, A/R Navigator, that is an improper copy of and a misappropriation of trade secrets in the Company’s Cash Flow Manager. It also alleges that several former employees of the Company (the Clipper Group, parties to the above-referenced arbitration) are marketing the copied service to banks including customers of the Company. Towne Services, Inc. has requested an independent comparison of the Cash Flow Manager software and the A/R Navigator software. At this point, defendants have refused to co-operate, and it is anticipated that Plaintiffs will seek intervention from the court to proceed.

The Company is subject to various other legal proceedings, tax matters and other claims which arise in the ordinary course of business. In the opinion of management, the amount of any ultimate liability with respect to these actions will not materially affect the financial position of results of operations of the Company.

K. New Accounting Pronouncements

     On January 1, 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”). SFAS No. 142 supercedes Accounting Principles Board Opinion No. 17, Intangible Assets, and addresses how intangible assets and goodwill should be accounted for and upon and after their acquisition. Specifically, goodwill and intangible assets with indefinite useful lives will not be amortized, but will be subject to impairment tests based on their estimated fair value. Upon adoption, the Company ceased amortization of goodwill totaling $4.1 million, which was previously being amortized over a 20-year period. For the quarter ended March 31, 2002, this resulted in a reduction of amortization expense of approximately $52,000. The recorded goodwill will be subject to annual impairment evaluations by the Company, which could result in possible write-downs in future periods if impairments are determined. The Company expects to complete the transitional goodwill impairment reviews required by SFAS No. 142 by June 30, 2002.

     In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement replaces SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of (“SFAS No. 121”). However, it retains the fundamental provisions of SFAS No. 121 for recognition and measurement of the impairment of long-lived assets to be held and used and for measurement of long-lived assets to be disposed of by sale. This statement applies to all long-lived assets, including discontinued operations, and replaces the provisions of APB Opinion No. 30, Reporting Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, for the disposal of segments of a business. This statement requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. The Company was required to adopt this statement on January 1, 2002 which did not have any impact on its results of operations, financial position and cash flows.

PRIVATE BUSINESS, INC.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Three Months Ended March 31, 2002 and 2001

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

     On August 9, 2001, we completed a merger with Towne Services, Inc. (“Towne”) into Private Business. The merger was structured as a tax-free exchange of approximately 4.6 million shares of our common shares valued at approximately $13.2 million for all the issued and outstanding Towne common shares and common share equivalents and the issuance of approximately 963,000 common stock options valued at $1.3 million to replace all of the issued and outstanding Towne common stock options. Also, as a condition of the merger, on August 9, 2001, we issued 40,031 shares of Series B Convertible preferred stock valued at approximately $114,000 in exchange for all the issued and outstanding Towne Series B preferred stock. The merger was accounted for as a purchase in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations. As a result of the merger, Private Business’ shareholders own approximately 67% of the outstanding shares of the combined entity. In conjunction with the merger agreement, a one for three reverse stock split of our common stock occurred prior to the exchange of our common shares for the Towne common shares and common share equivalents.

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

We generate revenue from four main sources:

•	participation fees earned on client bank purchases of small business accounts receivable.

•	software license fees from new client banks.

•	retail planning services.

•	maintenance fees and other revenues, comprised primarily of fees received for insurance brokerage services, paper-based form sales, software maintenance, medical, leasing and processing services.

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

     Retail planning services revenue is generated from fees charged primarily for providing inventory merchandising and forecasting information for specialty retail stores; and ancillary services related to these products. Retail Merchandising Service Automation (“RMSA”) uses a proprietary software to process sales and inventory transactions and provide the merchandising forecasting information. We recognize revenues as the transactions occur and merchandising and forecasting services are performed.

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

     In previous filings we have discussed that part of our growth strategy is to acquire or develop new products or services. We are initiating development activities in two areas. One is a new program, similar to our Business Manager accounts receivable financing management product, that will eventually allow banks to offer commercial insurance products, including property, general liability and workers compensation, to their business customers in a very competitive and cost-effective manner. With over 350 large banking organizations having acquired insurance brokerage firms in recent years, this product will allow community banks to be more competitive.

     Another project is the development of a software product called Electronic Line Monitoring (“ELM”), for community banks that would allow them to electronically monitor their conventional line of credit loans directly from their borrowers’ accounting system. The majority of community banks do not have the capability to routinely monitor their collateral for working capital lines of credit. This fact, along with credit officers and bank regulators expressing concern over the deteriorating credit conditions in the current economy, have led many of our banking clients to request a product of this type for their unsecured loans. Our system, which will take several months of in-house development, should allow our client banks to monitor loans in a manner similar to the way large financial institutions monitor their asset based loans but on an ASP (Application Service Provider) basis with no additional labor impact for the bank.

Results of Operations

     The following table sets forth, for the periods indicated, the percentage relationships of the identified consolidated statements of operations items to total revenue.

	First Quarter

	2002	2001

Revenue:
Participation fees	65.9%	82.7%
Software license	0.9%	2.3%
Retail planning services	18.8%	0.0%
Maintenance and other	14.4%	15.0%

	100.0%	100.0%
Operating Expenses:
General and administrative	42.3%	45.7%
Selling and marketing	39.6%	43.5%
Research and development	1.7%	3.0%
Amortization	2.4%	2.2%
Other operating expense (income)	(0.7)%	0.6%

	85.3%	95.0%
Operating Income	14.7%	5.0%
Interest expense, net	3.4%	8.7%

Income (Loss) Before Income Taxes and Extraordinary Item	11.3%	(3.7)%
Income Tax Provision (Benefit)	4.4%	(1.5)%

Net Income (Loss) Before Extraordinary Item	6.9%	(2.2)%
Extraordinary Item: early extinguishment of debt, net of tax	0.2%	0

Net Income (Loss)	6.7%	(2.2)%
Preferred Stock Dividends	0.3%	0

Net Income (Loss) Available to Common Shareholders	6.4%	(2.2)%

     Participation Fees. Participation fees decreased 4.0% to $9.6 million for the first quarter of 2002 compared to $10.0 million for the first quarter of 2001. The participation fees for the first quarter of 2002 include new participation fees of approximately $837,000 from Towne. The decreases were primarily due to a reduction in the total funding through our Business Manager program to $1.3 billion for the first quarter of 2002, compared to $1.4 billion for the first quarter of 2001. The decrease in funding was primarily due to fewer banks and merchants funding through our Business Manager program. As a percentage of total revenues, participation fees accounted for 65.9% for the first quarter of 2002 compared to 82.7% for 2001.

     Software License. Software license fees decreased 52.3% to $132,000 for the first quarter of 2002, compared to $277,000 for the comparable period for 2001. We believe the decrease was due to several contributing factors, including our continued focus on marketing more specifically to banks in targeted areas where we wish to better penetrate and support the small business market. As a result of the current economic slowdown, we discounted our license fee for the month of March 2002 to $1.00 in order to stimulate our software license activity. While the promotion did reduce software license fees for the first quarter of 2002, it did increase the number of bank license agreements for the first quarter of 2002. Software license fees accounted for 0.9% of total revenues for the three months ended March 31, 2002, compared to 2.3% for the comparable period in 2001.

     Retail planning services. Retail planning services revenues of $2.7 million is the result of merchandising and forecasting services performed for our clients during the quarter ended March 31, 2002. As a percentage of total revenues, Retail planning services accounted for 18.8% for the first quarter of 2002.

     Maintenance and other. Maintenance and other fees increased 16.0% to $2.1 million for the three months ended March 31, 2002 compared to $1.8 million for the comparable period for 2001. The increase was primarily attributable to increases in our processing services and new additional other fees of approximately $140,000 related to the Towne merger. These additional fees primarily consist of machine rental fees related to our Towne products and other miscellaneous administrative fees that fell outside the normal contractual fees. Our processing services fees increased 31.5% to $582,000 for the first quarter of 2002 compared to $443,000 for the comparable periods in 2001. The increase was primarily the result of new additional processing revenues of $149,000 for first quarter of 2002 related to the Towne merger. Maintenance and other fees accounted for 14.4% of total revenues for the first quarter of 2002 compared to 15.0% for the comparable period in 2001.

     Total revenues. Total revenues for the first quarter of 2002 increased 20.6% to $14.6 million compared to $12.1 million for the first quarter of 2001. Total revenues for the first quarter 2002 include $3.9 million in revenues related to the Towne merger. Excluding the new revenues, the decreases were primarily as a result of decreased participation fees and software license fees, which were partially offset by increased maintenance and other fees.

     General and administrative. General and administrative expenses increased 11.5% to $6.2 million for the three months ended March 31, 2002 compared to $5.5 million for the comparable period in 2001. The increases were primarily due to the inclusion of additional general and administrative expenses of approximately $1.2 million for the quarter related to Towne and RMSA acquired businesses. General and administrative expenses include the cost of our executive, finance, human resources, information and support services, administrative functions and general operations. As a percentage of total revenue, general and administrative expenses decreased 3.4% to 42.3% for the quarter ended March 31, 2002 compared to 45.7% for the same period in 2001. Excluding these additional expenses related to the acquired Towne and RMSA businesses, general and administrative expenses decreased approximately $500,000 or 9.1% for the three months ended March 31, 2002 compared to the same quarter in 2001. The decrease was primarily due to lower compensation expense and the first quarter of 2001 included a one-time severance of approximately $315,000 to the former CEO paid in February 2001. Severance costs for the first quarter of 2002 were approximately $122,000.

     Selling and marketing. Selling and marketing expenses increased 9.5% for the first quarter of 2002 to $5.8 million compared to $5.3 million for the three months ended March 31, 2001. The increases were primarily due to the inclusion of additional selling and marketing expenses of approximately $1.5 million for the first quarter of 2002 related to Towne and RMSA acquired businesses. Selling and marketing expenses include the cost of wages and commissions paid to our dedicated business development and bank sales force, travel costs of our sales force, recruiting for new sales and marketing personnel and marketing fees associated with direct and telemarketing programs. As a percentage of total revenue, selling and marketing expenses decreased 3.9% to 39.6% for the first quarter of 2002 compared to 43.5% for the comparable period in 2001. Excluding these additional expenses related to the acquired Towne and RMSA businesses, selling and marketing expenses decreased approximately $1.0 million, or 18.9%, compared to the first quarter of 2001. The decrease was primarily due to a reduction in sales staff as a result of continued focus on sales productivity per sales person. This resulted in decreased compensation, training, and travel expenses.

     Research and development. Research and development expenses decreased 30.1% to $251,000 for the first quarter of 2001 compared to $360,000 for the year earlier period. These costs include the non-capitalizable direct costs associated with developing new versions of our Business Manager system and other projects that have not yet reached technological feasibility. The decrease in costs was primarily due to less research and development activity in the first quarter of 2002 compared to the same period in 2001. As a percentage of total revenues, research and development expenses decreased to 1.7% for the first quarter of 2002 compared to 3.0% for the year earlier period.

     Amortization. Amortization expenses increased 31.9% to $352,000 for the first quarter of 2002 compared to $267,000 for the comparable period in 2001. These expenses include the cost of amortizing intangible assets including trademarks, associated costs of goodwill (only for 2001), software development costs and debt issuance costs. The increase was primarily related to the increased activity and capitalization of software development costs in the first half of 2001, which is now being amortized, and amortization of identifiable intangibles from the Towne acquisition. There was no goodwill amortization recorded in the first quarter of 2002 in accordance with SFAS No.

142, Goodwill and Other Intangible Assets. The amount of goodwill amortized in the first quarter of 2001 was approximately $52,000.

     Other operating expenses. Other operating expenses for the first quarter of 2002 included a net gain on the sale of certain property and equipment of approximately $183,000. This gain relates primarily to the sale of the Company’s former headquarters. Excluding the net gain, other operating expenses were approximately $83,000 for the first quarter of 2002 compared to $75,000 for the first quarter of 2001. Other operating expenses include property tax and other miscellaneous costs associated with providing support and services to our client banks.

     Operating income. As a result of the above factors, our operating income was $2.2 million, or an increase of 257.7%, for the first quarter of 2002 compared to $602,000 for the first quarter of 2001. As a percentage of total revenue, operating income increased to 14.7% for the first quarter of 2002 compared to 5.0% for the same period in 2001.

     Interest expense, net. Interest expense, net decreased 53.1% to $495,000 for the three months ended March 31, 2002 compared to $1.1 million for the comparable period in 2001. The decrease was primarily due to the reduction of our debt balances in 2001 and more favorable interest rates. During the third quarter of 2001, we reduced long-term debt by approximately $6.0 million, over and above our normal debt service, using cash from operations and cash and cash equivalents acquired through the merger with Towne; the remaining principal repayments for 2001 of $4.0 million were regularly scheduled payments under our loan agreement.

     Income tax provision. The income tax provision was approximately $648,000 for the first quarter of 2002 compared to a benefit of $177,000 million for the same period in 2001. As a percentage of income before taxes, the income tax rate was 39.0% for the first quarter of 2002 and 2001.

     Extraordinary item. The extraordinary item represents the after-tax write-off of a portion of the unamortized debt issuance costs in the amount of $34,000 as a result of paying down approximately $2.2 million in long-term debt using cash from the sale of the Company’s former headquarters.

Liquidity and Capital Resources

     Our primary sources of capital have historically been cash provided by operations, short-term and long-term debt and investment from stockholders. During the first three months of 2002 our operating activities used cash of approximately $19,000. We received approximately $1.2 million from our investing activities, primarily due to the sale of our former headquarters, which netted approximately $2.2 million in cash. This was partially offset due to purchases of equipment and software development. We currently estimate that total capital expenditures for 2002 will be approximately $2.5 million.

     Cash used in financing activities totaled $2.1 million for the first three months of 2002, which is the result of $3.5 million in repayments of long-term debt and capitalized lease obligations, $2.2 million of which was repaid using cash acquired through the sale of the Company’s former headquarters partially offset by proceeds from short-term borrowings, the exercise of employer stock options and the employee stock purchase plan.

     The credit facility includes term loans with balances as of March 31, 2002 of $12.4 million and $20.3 million, and also provides for a revolving line of credit in the amount of $7.5 million, including a $3.0 million sublimit for swing line advances and a $2.0 million sublimit for standby letters of credit. There was $1.4 million outstanding on the revolving line of credit and $600,000 in stand-by letters of credit at March 31, 2002. The credit facility bears interest in accordance with a grid pricing formula based on the achievement of various financial ratios. The formula calls for advances to bear interest ranging from 1.25% to 2.75% above prime rate or 2.50% to 4.00% above the Eurodollar rate.

     The $12.4 million loan is generally repayable in quarterly installments of $1.1 million through September 30, 2002, $1.2 million until September 30, 2003 and $1.3 million until maturity (August 7, 2004). The $20.3 million loan is repayable in equal quarterly installments of $67,509 until December 31, 2004, at which time the required quarterly payments increase to $3.0 million until September 30, 2005 and $4.0 million until December 31, 2005 with a final payment of $3.5 million due March 31, 2006. The revolver has an annual commitment fee and matures August 7, 2004. As of March 31, 2002, we had $12.4 million outstanding at 5.56%, $20.3 million outstanding at 6.06%, $1.4 million in short-term borrowing outstanding at 7.0% and $600,000 in outstanding letters of credit. Subsequent to March 31, 2002, we repaid $750,000 of the $1.4 million in short-term borrowings outstanding as of March 31, 2002.

     The credit facility is secured by a pledge of all of our assets and imposes financial covenants and requirements on us and contains limitations on our ability to sell material assets, redeem capital stock and pay dividends, among other actions. On March 18, 2002, the Company entered into an amendment to its credit facility. The amendment modified certain restrictive financial covenants for the first three quarters of 2002. As of March 31, 2002, we were in compliance with all of the restrictive covenants.

     As of March 31, 2002, we had a working capital deficit of approximately $1.9 million compared to a working capital deficit of approximately $3.3 million as of December 31, 2001. The improvement in working capital resulted primarily from decreases in accounts payable, accrued liabilities and the current portion of our borrowings along with increases in deferred tax assets and other current assets. These changes were partially offset by decreases in accounts receivable and increases in dividends payable and deferred revenue. We believe that our line of credit availability along with future operating cash flows will be sufficient to meet our working capital and capital expenditure requirements for the next twelve months.

     The following is a schedule of our obligations and commitments for future payments:

	Payments Due by Period

		Less than	1-2	3-4	5 years
Contractual Obligations	Total	1 year	years	years	& after

Short-Term Borrowings	$1,400	$1,400	$0	$0	$0
Long-Term Debt	$32,737	$4,858	$14,307	$13,572	$0
Capitalized Lease Obligations	$776	$356	$420	$0	$0
Operating Leases	$10,490	$1,889	$3,011	$2,227	$3,363

Total Contractual Cash Obligations	$45,403	$8,503	$17,738	$15,799	$3,363
Standby Letter of Credit Commitment	$600	$600	$0	$0	$0

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

New Accounting Pronouncements

     On January 1, 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”). SFAS No. 142 supercedes Accounting Principles Board Opinion No. 17, Intangible Assets, and addresses how intangible assets and goodwill should be accounted for and upon and after their acquisition. Specifically, goodwill and intangible assets with indefinite useful lives will not be amortized, but will be subject to impairment tests based on their estimated fair value. Upon adoption, the Company ceased amortization of goodwill totaling $4.1 million, which was previously being amortized over a 20-year period. For the quarter ended March 31, 2002, this resulted in a reduction of amortization expense of approximately $52,000. The recorded goodwill will be subject to annual impairment evaluations by the Company, which could result in possible write-downs in future periods if impairments are determined. The Company expects to complete the transitional goodwill impairment reviews required by SFAS No. 142 by June 30, 2002.

     In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement replaces SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. However, it retains the fundamental provisions of SFAS No. 121 for recognition and measurement of the impairment of long-lived assets to be held and used and for measurement of long-lived assets to be disposed of by sale. This statement applies to all long-lived assets, including discontinued operations, and replaces the provisions of APB Opinion No. 30, Reporting Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, for the disposal of segments of a business. This statement requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. The Company was required to adopt this statement on January 1, 2002, which did not have any impact on its results of operations, financial position and cash flows.

Note Regarding Forward Looking Information

     This interim report contains several “forward-looking statements” concerning our operations, prospects, strategies and financial condition, including our future economic performance, intent, plans and objectives, and the likelihood of success in developing and expanding our business. These statements are based upon a number of assumptions and estimates which are subject to significant uncertainties, many of which are beyond our control. Words such as “may,” “would,” “could,” “will,” “expect,” “anticipate,” “believe,” “intend,” “plan,” and “estimate” are meant to identify such forward-looking statements. Actual results may differ materially from those expressed or implied by such forward-looking statements. The Company assumes no obligation to update this information. Factors that could cause actual results to differ materially are discussed in our filings with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended December 31, 2001, and include, among other factors, the timely development and market acceptance of products and technologies and competitive market conditions.

Inflation

     We do not believe that inflation has had a material effect on our results of operation. There can be no assurance, however, that our business will not be affected by inflation in the future.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     The Company is subject to market risk from exposure to changes in interest rates based on our financing and cash management activities. Our exposure relates primarily to our long-term debt obligations that expire in 2004 and 2006. In the event that interest rates associated with these debt obligations were to increase 100 basis points, the annual impact on future cash flows would be approximately $327,000.

PART II – Other Information

Item 1. Legal Proceedings

     As a result of the merger with Towne, we assumed certain outstanding litigation against Towne. Except for the lawsuits described below, we are not currently a party to, and none of our material properties is currently subject to, any material litigation other than routine litigation incidental to our business.

1.	As previously disclosed, Towne, two of its former officers and a current officer are defendants in a securities class action lawsuit filed in November 1999. No class has yet been certified. The complaints allege, among other things, that Towne should have disclosed in the prospectus used for its secondary public offering in June 1999 that it allegedly experienced serious problems with its network infrastructure and processing facilities during the move of its corporate headquarters in June 1999, and that these problems allegedly led to a higher than usual number of customers terminating their contracts during the second quarter. The complaints seek unspecified awards of damages. Towne filed a motion to dismiss for failure to state a claim, the plaintiffs filed an answer to Towne’s motion and the judge granted parts of Towne’s motion to dismiss and denied other parts, which had the effect of allowing the claim to proceed. Towne and the individual defendants filed answers denying liability and asserting numerous affirmative defenses. Discovery has not yet commenced. We believe that the allegations in the complaints are without merit and intend to defend the lawsuits vigorously. Our directors and executive officers liability insurance carrier is presently providing a defense under a reservation of rights.

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

3.	Towne filed an action against six former BSI sales representatives, and The Clipper Group, a company founded by one or more of former BSI sales representatives. Towne contends that the defendants have formed a competing company, and are marketing a competing product, to Towne’s bank customers, in violation of the named individuals’ employment contracts, and in particular, in violation of trade secret and confidentiality provisions and non-solicitation of customer and employee provisions contained in those contracts. Towne has asserted claims against these defendants for misappropriation of trade secrets (including both customer information and confidential information regarding Towne’s software product), misappropriation of confidential information, breach of employment contracts, tortious interference with employment contracts, tortious interference with licensing agreements, tortious interference with customer contracts, breach of the covenant of good faith and fair dealing, and conspiracy. Towne seeks actual and punitive damages, injunctive relief, and attorney’s fees and costs. On or about April 30, 2001, the defendants answered, denied liability, moved to compel arbitration, and asserted a counterclaim against Towne for alleged fraudulent inducement of the employment contracts at issue. A settlement agreement has been reached between the parties at this time regarding this matter. The Company has agreed to dismiss all claims brought against the individual defendants in the arbitration proceedings with prejudice and have reserved the right to pursue damages in the companion federal court case pending in Mississippi against the corporate defendant once the Company’s claims for misappropriation of trade secrets (including both customer information and confidential information regarding Plaintiffs software product), misappropriation of confidential information, tortuous interference with licensing agreements, tortuous interference with customer contracts, breach of the covenant of good faith and fair dealing, and infringement of copyrights are proven. The individual defendants have in turn dismissed with prejudice all counter claims against the Company for fraudulent inducement of employment contracts and alleged unpaid bonuses.

Towne Services, Inc. has also sought relief in the U.S. District Court, Southern District of Mississippi in a companion case. Towne Services, Inc., and Banking Solutions, Inc. v. The Merchants Financial Services Group, LLC d/b/a Merchants Financial Services; AmFed Companies, LLC; Clipper Technologies, LLC; The Clipper Group, Inc.; and Prominent Technologies, LLC . This case was filed on July 24, 2001, and is an action for copyright infringement under the Copyright Act of 1976, 17 U.S.C. § 101, et seq., and related claims of misappropriation of trade secrets and tortuous interference with contractual relations. The suit alleges that former customers of Towne Services (a Mississippi bank and an affiliated insurance company) have developed and are using and marketing a software program, A/R Navigator, that is an improper copy of and a misappropriation of trade secrets in the Company’s Cash Flow Manager. It also alleges that several former employees of the Company (the Clipper Group, parties to the above-referenced arbitration) are marketing the copied service to banks including customers of the Company. Towne Services, Inc. has requested an independent comparison of the Cash Flow Manager software and the A/R Navigator software. At this point, defendants have refused to co-operate, and it is anticipated that Plaintiffs will seek intervention from the court to proceed.

The Company is subject to various other legal proceedings, tax matters and other claims which arise in the ordinary course of business. In the opinion of management, the amount of any ultimate liability with respect to these actions will not materially affect the financial position of results of operations of the Company.

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits

3.1	—	Amended and Restated Charter of the Company (incorporated by reference to exhibit 3.1 to the Company’s registration statement on Form S-1)

3.2	—	Amended and Restated By-laws of the Company (incorporated by reference to exhibit 3.2 to the Company’s registration statement on Form S-1)

     (b)  Reports on Form 8-K

No reports on Form 8-K were filed by the Company during the three months ended March 31, 2002.

Signatures

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Private Business, Inc. (Registrant)

Date: May 8, 2002	By: /s/ Thomas L. Black

Thomas L. Black Chief Executive Officer

Date: May 8, 2002	By: /s/ Gerard M. Hayden, Jr.

Gerard M. Hayden, Jr. Chief Financial Officer