Form 10-Q
period 2002-06-30
PRIVATE BUSINESS INC
filed 2002-08-14
CIK 1069469

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2002

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

(1) Yes [x]   No  [   ]
(2) Yes [x]   No  [   ]

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Class	Outstanding as of August 2, 2002

Common Stock, no par value	14,029,327 shares

PRIVATE BUSINESS, INC.

Form 10-Q

For Quarter Ended June 30, 2002

INDEX

		Page No.

Part I – Consolidated Financial Statements
Item 1 –	Unaudited Consolidated Balance Sheets As of June 30, 2002 and December 31, 2001	3
	Unaudited Consolidated Statements of Operations for the three months ended June 30, 2002 and 2001	4
	Unaudited Consolidated Statements of Operations for the six months ended June 30, 2002 and 2001	5
	Unaudited Consolidated Statements of Cash Flows for the six months ended June 30, 2002 and 2001	6
	Notes to Unaudited Consolidated Financial Statements	7 -14
Item 2 –	Management’s discussion and analysis of financial condition and results of operations	15 - 25
Item 3 –	Quantitative and qualitative disclosures about market risk	25
Part II – Other Information
Item 1 –	Legal Proceedings	25 - 27
Item 6 –	Exhibits and reports on Form 8-K	27 - 28
Signatures		29

PRIVATE BUSINESS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS – UNAUDITED

	June 30,	December 31,
(dollars in thousands)	2002	2001

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$852	$2,648
Accounts receivable — trade, net of allowance for doubtful accounts of $239 and $258, respectively	8,124	8,073
Accounts receivable — other	449	314
Deferred tax assets	1,824	2,130
Other current assets	2,521	1,164

Total current assets	13,770	14,329

PROPERTY AND EQUIPMENT, NET	7,655	8,336
PROPERTY AND EQUIPMENT HELD FOR SALE	653	2,036
OTHER ASSETS:
Software development costs, net	1,444	1,461
Deferred tax assets	2,979	4,835
Intangible and other assets, net	11,092	10,559

Total other assets	15,515	16,855

Total assets	$37,593	$41,556

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable	$2,094	$3,617
Accrued liabilities	5,203	7,102
Dividends payable	495	415
Deferred revenue	526	1,126
Short-term borrowings	2,650	0
Current portion of long-term debt and capital lease obligations	5,349	5,394

Total current liabilities	16,317	17,654

OTHER NONCURRENT LIABILITIES	990	1,354
LONG-TERM DEBT, net of current portion	26,597	31,109
CAPITAL LEASE OBLIGATIONS, net of current portion	299	516

Total liabilities	44,203	50,633

COMMITMENTS AND CONTINGENCIES
PREFERRED STOCK, series B convertible, no par value; 20,000,000 shares authorized, 40,031 shares issued and outstanding	114	114
STOCKHOLDERS’ DEFICIT:
Common stock, no par value; 33,333,333 shares authorized; shares issued and outstanding, 14,026,057 and 13,901,423, respectively	0	0
Additional paid-in capital	(7,244)	(7,464)
Accumulated deficit	520	(1,727)

Total stockholders’ deficit	(6,610)	(9,077)

Total liabilities and stockholders’ deficit	$37,593	$41,556

The accompanying notes are an integral part of these consolidated financial statements.

PRIVATE BUSINESS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS – UNAUDITED
For the Three Months Ended June 30, 2002 and 2001

(in thousands, except per share data)	2002	2001

REVENUES:
Participation fees	$9,991	$10,181
Software license	177	218
Retail planning services	2,559	0
Maintenance and other	1,888	1,849

Total revenues	14,615	12,248

OPERATING EXPENSES:
General and administrative	5,631	4,832
Selling and marketing	5,453	4,908
Research and development	142	124
Amortization	590	307
Other operating expense	81	74

Total operating expenses	11,897	10,245

OPERATING INCOME	2,718	2,003
INTEREST EXPENSE, NET	507	944

INCOME BEFORE INCOME TAXES AND EXTRAORDINARY ITEM	2,211	1,059
Income tax provision	862	413

NET INCOME	1,349	646
Preferred stock dividends	40	0

NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$1,309	$646

EARNINGS PER SHARE:
Basic	$0.09	$0.07

Diluted	$0.09	$0.07

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	14,004	9,222

Diluted	14,559	9,243

The accompanying notes are an integral part of these consolidated financial statements.

PRIVATE BUSINESS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS – UNAUDITED
For the Six Months Ended June 30, 2002 and 2001

(in thousands, except per share data)	2002	2001

REVENUES:
Participation fees	$19,627	$20,214
Software license	309	496
Retail planning services	5,304	0
Maintenance and other	3,995	3,665

Total revenues	29,235	24,375

OPERATING EXPENSES:
General and administrative	11,809	10,375
Selling and marketing	11,236	10,188
Research and development	393	484
Amortization	942	574
Other operating expense (income)	(19)	149

Total operating expenses	24,361	21,770

OPERATING INCOME	4,874	2,605
INTEREST EXPENSE, NET	1,003	2,000

INCOME BEFORE INCOME TAXES AND EXTRAORDINARY ITEM	3,871	605
Income tax provision	1,510	236

INCOME BEFORE EXTRAORDINARY ITEM	2,361	369
Extraordinary item, early extinguishment of debt, net of income taxes of $22	34	0

NET INCOME	2,327	369
Preferred stock dividends	80	0

NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$2,247	$369

EARNINGS PER SHARE:
Basic	$0.16	$0.04

Diluted	$0.16	$0.04

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	13,979	9,208

Diluted	14,413	9,238

The accompanying notes are an integral part of these consolidated financial statements.

PRIVATE BUSINESS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS – UNAUDITED
For the Six Months Ended June 30, 2002 and 2001

(in thousands)	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,327	$369
Adjustments to reconcile net income to net cash provided by operating activities:
Write-off of debt issuance costs	34	0
Depreciation and amortization	2,542	2,105
Deferred taxes	2,162	297
Non-cash stock based compensation	46	179
Gain on sale of certain property and equipment, net	(168)	0
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(186)	446
Other current assets	(1,357)	42
Other assets	82	(546)
Accounts payable	(1,523)	(442)
Accrued liabilities	(1,899)	(1,496)
Deferred revenue	(600)	(331)
Other noncurrent liabilities	(356)	0

Net cash provided by operating activities	1,104	623

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(1,902)	(829)
Software development costs	(420)	(638)
Proceeds from sale of property and equipment	2,218	0
Acquisition of businesses	(845)	0

Net cash used in investing activities	(949)	(1,467)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments on long-term debt	(2,370)	(1,871)
Repayments on capitalized lease obligations	(217)	0
Early extinguishment of long-term debt, net	(2,188)	0
Proceeds from short-term borrowings	2,650	1,000
Proceeds from exercise of employee stock options	136	21
Stock issued through employee stock purchase plan	38	87

Net cash used in financing activities	(1,951)	(763)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(1,796)	(1,607)
CASH AND CASH EQUIVALENTS at beginning of year	2,648	1,891

CASH AND CASH EQUIVALENTS at end of period	$852	$284

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash payments for income taxes during period	$72	$239

Cash payments of interest during period	$1,006	$2,052

The accompanying notes are an integral part of these consolidated financial statements.

PRIVATE BUSINESS, INC.

Notes to Consolidated Financial Statements – Unaudited

A.	Basis of Presentation

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

C.	Acquisition of Access Retail Management

     On May 28, 2002, the Company entered into an asset purchase agreement to acquire certain operating assets of CAM Commerce’s (“CAM”) retail planning division, known as Access Retail Management, in exchange for cash consideration of $800,000. The acquisition has been recorded in accordance with SFAS No. 141, Business Combinations (“SFAS No. 141”), resulting in the operating results of the CAM division being included with those of the Company subsequent to the date of acquisition. The Company has completed its initial allocation of purchase price, resulting in identifiable intangibles of approximately $220,000 and goodwill of approximately $570,000.

D.	Sale of Company Headquarters

     During the quarter ended March 31, 2002, the Company sold its former headquarters building and consolidated its operations into the Technology and Business Center, which is adjacent to the former headquarters building. The net proceeds from the sale were approximately $2.2 million. During the third quarter of 2001, the Company recorded an impairment charge of $4.1 million to write down the headquarters building, land and fixtures to their estimated fair market value of approximately $2.0 million. Therefore the sale in March 2002 resulted in a net gain of approximately $200,000 being recorded in the first quarter of 2002, which is included in other operating income in the accompanying consolidated statement of operations.

E.	Merger, Stock Split and Stock Options

     On August 9, 2001, the Company completed a merger of Towne Services, Inc. (“Towne”) into Private Business, which was accounted for as a purchase in accordance with SFAS No. 141. The merger was consummated by Towne shareholders exchanging all of their issued and outstanding common and preferred shares for Private Business common and preferred shares, respectively, at the conversion rate of .9087 shares of the Company’s common stock for one share of Towne common stock. The Company also assumed all stock option plans of Towne that existed as of the acquisition date using the same conversion rate noted above, resulting in the exchange of approximately 963,000 Private Business common stock options. The estimated value of these stock options, using the Black-Scholes option pricing model, of approximately $1.3 million has been recorded as a component of the purchase price. The assumptions used to value these options were; a risk-free interest rate range of 3.37% to 4.88%, an expected dividend yield of 0%, an expected volatility of 75% and an average expected life of 3.5 years. As a result of the merger, Private Business’ shareholders own 67% of the outstanding shares of the new combined entity. In conjunction with the merger agreement, a one for three reverse stock split of the Company’s common stock occurred before exchanging the Company’s common shares for the Towne common shares and common share equivalents. All shares and per share amounts in these consolidated condensed financial statements have been restated for the effect of the reverse stock split.

F.	Net Income Per Share

     Basic earnings per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income available to common shareholders by the weighted average number of common and common equivalent shares outstanding during the period, which includes the additional dilution related to conversion of stock options as computed under the treasury stock method and the conversion of the preferred stock under the if-converted method.

     The following table represents information necessary to calculate earnings per share for the three and six-month periods ended June 30, 2002 and 2001:

	Three Months Ended June 30,		Six Months Ended June 30,

(in thousands)	2002	2001	2002	2001

Net income available to common shareholders	$1,309	$646	$2,247	$369

Weighted average common shares outstanding	14,004	9,222	13,979	9,208
Plus additional shares from common stock equivalent shares:
Options and convertible preferred stock	555	21	434	30

Adjusted weighted average common shares outstanding	14,559	9,243	14,413	9,238

G.	Comprehensive Income

     Comprehensive income for the three and six months ended June 30, 2002 and 2001 was comprised solely of net income.

H.	Chief Executive Officer Change, Severance and Option Grants

     On February 1, 2001, the Company announced the departure of its then current Chief Executive Officer (“CEO”) and the hiring of a new CEO. The former CEO, as part of his employment and severance agreement, was entitled to a severance payment of $315,000, which was paid and expensed by the Company in February 2001. The former CEO served as a consultant for one year from the date of termination. As part of his consulting agreement, the former CEO was granted options to purchase 100,000 shares of the Company’s common stock at $3.75 per share, the fair market value as of that date. Options to purchase 66,667 of the shares vested ratably each month from February 2001 to January 2002, while the remaining 33,333 shares vested ratably each month from July 2001 to January 2002. The options expire 10 years from the date of the grant. The fair value of these options of approximately $288,000 has been calculated in accordance with SFAS No. 123, using a risk-free rate of 5.10%, an expected dividend yield of 0% and an expected volatility of 75%. This fair value was expensed to general and administrative expense over the vesting period ($264,000 in 2001 and $24,000 in 2002). Approximately $24,000 and $120,000 were expensed for the first six months of 2002 and 2001, respectively.

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

I.	Bank Covenants

     The Company’s credit facility is secured by a pledge of all Company assets and imposes financial covenants and requirements and contains limitations on the Company’s ability to sell material assets, redeem capital stock and pay dividends, among other actions. On March 18, 2002, the Company entered into an amendment dated December 31, 2001 to its credit facility. The amendment modified certain restrictive financial covenants for the first three quarters of 2002. At June 30, 2002, the Company was in compliance with all covenants.

J.	Legal Proceedings

     As a result of the merger with Towne, we assumed certain outstanding litigation against Towne. Except for the lawsuits described below, we are not currently a party to, and none of our material properties is currently subject to, any material litigation.

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

2.	Another lawsuit arises out of Towne’s acquisition of Banking Solutions, Inc. (“BSI”) through a stock purchase made by its subsidiary, BSI Acquisition Corp., in December 1998. Plaintiff Edward Sullivan, Jr. was employed by BSI. Sullivan alleges, among other things, that he had a buy-out agreement with BSI and certain BSI shareholders under which, in certain circumstances, Sullivan was to receive a commission based on the gross sales price paid by any purchaser of BSI. Sullivan contends that BSI and the other shareholders allegedly fraudulently induced him to release them from the agreement by fraudulently misrepresenting the gross sales price paid by Towne Services’ subsidiary in the stock purchase. Sullivan contends that Towne Services is liable to him as the successor to BSI, and also for allegedly tortiously interfering with the agreement. Sullivan also contends Towne Services conspired with the other defendants to misrepresent the “gross purchase price.” We deny all allegations of the petition. Mr. Sullivan and his wife seek an unspecified amount of damages including a percentage of the gross sales price paid by Towne Services’ subsidiary for the acquisition of BSI, as well as punitive damages, attorneys’ fees, and pre-judgment and post-judgment interest. On July 15, 2002, the District Court of Collin County, Texas granted our motion for summary judgment on all claims. It is unknown at this time whether the plaintiffs will exercise their right to appeal. We also contend that we are entitled to indemnification from the BSI shareholders for our expenses in defending this action. Specifically, the BSI stock purchase agreement provides that the BSI shareholders will indemnify us against any claims, damages, liabilities, costs and expenses (including reasonable attorneys’ and accountants’ fees and expenses) we suffer that arise out of any breach of the representations made by BSI in the agreement, provided that the aggregate amount of all such claims, etc. exceeds $100,000.

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

     On January 1, 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”). SFAS No. 142 supercedes Accounting Principles Board Opinion No. 17, Intangible Assets, and addresses how intangible assets and goodwill should be accounted for upon and after their acquisition. Specifically, goodwill and intangible assets with indefinite useful lives will not be amortized, but will be subject to impairment tests based on their estimated fair value. Upon adoption, the Company ceased amortization of goodwill totaling $4.1 million, which was previously being amortized over a 20-year period. For the six months ended June 30, 2002, this resulted in a reduction of amortization expense of approximately $104,000.

The following table shows the results for the three and six-month periods ended June 30, 2002 and 2001, as if the Company had followed SFAS No. 141 for all periods presented:

	Three Months		Six Months
	Ended June 30,		Ended June 30,

(in thousands, except per share amounts)	2002	2001	2002	2001

Reported net income available to common shareholders	$1,309	$646	$2,247	$369
Add back: Goodwill Amortization	—	52	—	104

Adjusted net income available to common shareholders	$1,309	$698	$2,247	$473

Basic Earnings per Share:
Reported net income available to common shareholders	$0.09	$0.07	$0.16	$0.04
Goodwill amortization	—	0.01	—	0.01

Adjusted net income available to common shareholders	$0.09	$0.08	$0.16	$0.05

Diluted earnings per share:
Reported net income available to common shareholders	$0.09	$0.07	$0.16	$0.04
Goodwill amortization	—	0.01	—	0.01

Adjusted net income available to common shareholders	$0.09	$0.08	$0.16	$0.05

The recorded goodwill is subject to annual impairment evaluations by the Company, which could result in possible write-downs in future periods if impairments are determined. The Company completed its initial transitional goodwill impairment review in accordance with SFAS No. 142 during June of 2002. Based on the Company’s evaluation, there was no impairment of goodwill as of January 1, 2002.

     Also during the second quarter of 2002, the Company obtained an independent third-party appraisal to determine the estimated fair value of the intangible assets acquired in conjunction with the Towne acquisition. As a result, the Company recorded an adjustment to the opening balance sheet of Towne to record additional intangible assets of $1,480,000 and a corresponding reduction to goodwill. In accordance with SFAS No. 142 the Company also recorded amortization expense associated with these intangibles totaling approximately $230,000 during the second quarter, of which, approximately $161,000 relates to prior periods. Therefore, as of June 30, 2002, the net book value of the identified intangible assets of approximately $1,250,000 is stated as if the Company had recorded and amortized those intangible assets beginning August 9, 2001.

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

PRIVATE BUSINESS, INC.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Three and Six Months Ended June 30, 2002 and 2001

Overview

     We are a leading provider of solutions that enable community banks to manage accounts receivable financing provided to their small business customers. Our solution is called Business Manager, and is based on software, marketing, and online electronic transaction processing services. One element of Business Manager is our proprietary software, which enables our network of client banks to purchase accounts receivable from their small business customers. The banks then process, bill and track those receivables on an ongoing basis. As a major component of our program, we work with client banks to design, implement and manage the sale of Business Manager accounts receivable financing services to their small business customers. We also give our client banks the option of outsourcing to us their application hosting and transaction processing through secure Internet connections, allowing them to receive accounts receivable information and make funding decisions electronically. Through our subsidiary, Retail Merchandising Service Automation, (“RMSA”), we also provide merchandising forecasting information and consulting services to customers in the retail industry.

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

     Retail planning services revenue is generated from fees charged primarily for providing inventory merchandising and forecasting information for specialty retail stores; and ancillary services related to these products. RMSA uses a proprietary software to process sales and inventory transactions and provide the merchandising forecasting information. During the second quarter of 2002, we completed a strategic acquisition of certain operating assets of CAM Commerce’s retail planning division, known as Access Retail Management, which operates in the same niche market as RMSA. We recognize revenues as the transactions occur and merchandising and forecasting services are performed.

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

     Another project is the development of a software product called Line Manager (“LM”), for commercial banks that would allow them to electronically monitor their conventional line of credit loans directly from their borrowers’ accounting system. The majority of commercial banks do not have the capability to routinely monitor their collateral for working capital lines of credit. This fact, along with credit officers and bank regulators expressing concern over the deteriorating credit conditions in the current economy, have led many of our banking clients to request a product of this type for their secured loans. Our system, which is currently being developed, should allow our client banks to monitor loans in a manner similar to the way large financial institutions monitor their asset based loans but on an ASP (Application Service Provider) basis with no additional labor impact for the bank.

Results of Operations

     The following table sets forth, for the periods indicated, the percentage relationships of the identified consolidated statements of operations items to total revenue.

	Second Quarter		Year to Date

	2002	2001	2002	2001

Revenue:
Participation fees	68.4%	83.1%	67.1%	83.0%
Software license	1.2%	1.8%	1.1%	2.0%
Retail planning services	17.5%	0.0%	18.1%	0.0%
Maintenance and other	12.9%	15.1%	13.7%	15.0%

	100.0%	100.0%	100.0%	100.0%
Operating Expenses:
General and administrative	38.5%	39.4%	40.4%	42.6%
Selling and marketing	37.3%	40.1%	38.4%	41.8%
Research and development	1.0%	1.0%	1.3%	2.0%
Amortization	4.0%	2.5%	3.2%	2.4%
Other operating expense (income)	0.6%	0.6%	(0.1)%	0.6%

	81.4%	83.6%	83.3%	89.3%

Operating Income	18.6%	16.4%	16.7%	10.7%
Interest expense, net	3.5%	7.7%	3.4%	8.2%

Income Before Income Taxes and Extraordinary Item	15.1%	8.7%	13.2%	2.5%
Income Tax Provision	5.9%	3.4%	5.2%	1.0%

Net Income Before Extraordinary Item	9.2%	5.3%	8.1%	1.5%
Extraordinary Item: early extinguishment of debt, net of tax	0.0%	0.0%	0.1%	0.0%

Net Income	9.2%	5.3%	8.0%	1.5%
Preferred Stock Dividends	0.3%	0.0%	0.3%	0.0%

Net Income Available to Common Shareholders	9.0%	5.3%	7.7%	1.5%

     Participation Fees. Participation fees decreased 1.9% and 2.9% to $10.0 million and $19.6 million for the second quarter and first six months of 2002 compared to $10.2 million and $20.2 million for the comparable periods of 2001. The participation fees for the second quarter and first six months of 2002 include new participation fees of approximately $755,000 and $1.6 million from Towne, respectively. The decreases were primarily due to a reduction in the total funding through our Business Manager program to $1.4 billion and $2.6 billion for the second quarter and first six months of 2002, compared to $1.4 billion and $2.8 billion for the comparable periods of 2001. The decrease in funding was primarily due to fewer banks and merchants funding through our Business Manager program. As a percentage of total revenues, participation fees accounted for 68.4% and 67.1% for the three and six-month periods ended June 30, 2002 compared to 83.1% and 83.0% for the comparable periods of 2001.

     Software License. Software license fees decreased 18.8% and 37.6% to $177,000 and $309,000 for the second quarter and first six months of 2002, compared to $218,000 and $496,000 for the comparable periods of 2001. We believe the decrease was due to several contributing factors, including our continued focus on marketing more specifically to banks in targeted areas where we wish to better penetrate and support the small business market. As a result of the current economic slowdown, we discounted our license fee for the month of March 2002 to $1.00 in order to stimulate our software license activity. While the promotion reduced software license fees for the first six months of 2002, it increased the number of bank license agreements for the first six months of 2002. Software license fees accounted for 1.2% and 1.1% of total revenues for the three and six months ended June 30, 2002, compared to 1.8% and 2.0% for the comparable periods in 2001, respectively.

     Retail planning services. Retail planning services revenues of $2.6 million and $5.3 million is the result of merchandising and forecasting services performed for our clients during the three and six months ended June 30, 2002. As a percentage of total revenues, retail planning services accounted for 17.5% and 18.1% for the second quarter and first six months of 2002.

     Maintenance and other. Maintenance and other fees increased 2.1% and 9.0% to $1.9 million and $4.0 million for the three and six-month periods ended June 30, 2002 compared to $1.8 million and $3.7 million for the comparable periods for 2001. The increase was primarily attributable to increases in our processing services. Our processing services fees increased 14.6% and 23.9% to $417,000 and $999,000 for the three and six months of 2002 compared to $364,000 and $807,000 for the comparable periods in 2001. The increase was primarily the result of new additional processing revenues of $78,000 and $226,000 for three and six months of 2002 related to the Towne merger. Maintenance and other fees accounted for 12.9% and 13.7% of total revenues for the three and six month periods ended June 30, 2002 compared to 15.1% and 15.0% for the comparable periods in 2001.

     Total revenues. Total revenues for the second quarter and first six months of 2002 increased 19.3% and 19.9% to $14.6 million and $29.2 million compared to $12.2 million and $24.4 million for the second quarter and first six months of 2001. Total revenues for the second quarter and first six months of 2002 include $3.4 million and $7.3 million in revenues related to the Towne merger. Excluding the new revenues, the decreases were primarily as a result of decreased participation fees and software license fees, which were partially offset by increased maintenance and other fees.

     General and administrative. General and administrative expenses increased 16.5% and 13.8% to $5.6 million and $11.8 million for the three and six-month periods ended June 30, 2002 compared to $4.8 million and $10.4 million for the comparable periods in 2001. The increases were primarily due to the inclusion of additional general and administrative expenses of approximately $1.1 million and $2.2 million for the three and six months ended June 30, 2002 related to Towne and RMSA acquired businesses. General and administrative expenses include the cost of our executive, finance, human resources, information and support services, administrative functions and general operations. As a percentage of total revenue, general and administrative expenses decreased 0.9% and 2.2% to 38.5% and 40.4% for the three and six-month periods ended June 30, 2002 compared to 39.4% and 42.6% for the same periods in 2001. Excluding these additional expenses related to the acquired Towne and RMSA businesses, general and administrative expenses decreased approximately $300,000 and $800,000 or 6.3% and 7.7% for the three and six month periods ended June 30, 2002 compared to the same periods in 2001.

     Selling and marketing. Selling and marketing expenses increased 11.1% and 10.3% for the three and six month periods ended June 30, 2002 to $5.5 million and $11.2 million compared to $4.9 million and $10.2 million for the three and six month periods ended June 30, 2001. The increases were primarily due to the inclusion of additional selling and marketing expenses of approximately $1.6 million and $3.0 million for the first three and six months of 2002 related to Towne and RMSA acquired businesses. Selling and marketing expenses include the cost of wages and commissions paid to our dedicated business development and bank sales force, travel costs of our sales force, recruiting for new sales and marketing personnel and marketing fees associated with direct and telemarketing programs. As a percentage of total revenue, selling and marketing expenses decreased 2.8% to 37.3% and 3.4% to 38.4% for the three and six month periods of 2002 compared to 40.1% and 41.8% for the comparable periods in 2001. Excluding these additional expenses related to the acquired Towne and RMSA businesses, selling and marketing expenses decreased approximately $1.0 million, or 20.4%, and $2.0 million, or 19.6% compared to the second quarter and first six months of 2001. The decrease was primarily due to a reduction in sales staff as a result of continued focus on sales productivity per sales person. This resulted in decreased compensation, training, and travel expenses.

     Research and development. Research and development expenses increased 14.5% to $142,000 for the second quarter of 2002 compared to $124,000 for the year earlier period but have decreased 18.8% to $393,000 for the six months ended June 30, 2002 compared to $484,000 for the year earlier period. These costs include the non-capitalizable direct costs associated with developing new versions of our Business Manager system and other projects that have not yet reached technological feasibility. The increase in costs for the second quarter was primarily due to less capitalizable research and development activity compared to the same period in 2001. However, for the six months ended June 30, 2002, research and development costs have decreased due to increased capitalizable activities in the first quarter of 2002. As a percentage of total revenues, research and development expenses remained consistent at 1.0% for the second quarter of 2002 and 2001.

     Amortization. Amortization expenses increased 92.2% to $590,000 and 64.1% to $942,000 for the second quarter and first six months of 2002 compared to $307,000 and $574,000 for the comparable periods in 2001. These expenses include the cost of amortizing intangible assets including trademarks, associated costs of goodwill (only for 2001), software development costs and debt issuance costs. The increase was primarily related to the increased activity and capitalization of software development costs in the first half of 2001, which is now being amortized, and amortization of identifiable intangibles from the Towne acquisition. Included in the three months ended June 30, 2002, is approximately $230,000 of amortization related to identifiable intangibles that were adjusted in June of 2002 to their appraised values, of which $161,000 relates to prior periods. There was no goodwill amortization recorded in the first and second quarter of 2002 in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. The amount of goodwill amortized in the second quarter and first six months of 2001 was approximately $52,000 and $104,000, respectively.

     Other operating expenses. Other operating expenses for the first six months of 2002 included a net gain on the sale of certain property and equipment of approximately $183,000. This gain relates primarily to the sale of the Company’s former headquarters. Excluding the net gain, other operating expenses were approximately $81,000 and $164,000 for the second quarter and first six months of 2002 compared to $74,000 and $149,000 for the comparable periods of 2001. Other operating expenses include property tax and other miscellaneous costs associated with providing support and services to our client banks.

     Operating income. As a result of the above factors, our operating income increased 35.7% to $2.7 million and 87.1% to 4.9 million for the second quarter and first six months of 2002, respectively, compared to $2.0 million and $2.6 million for the comparable periods of 2001. As a percentage of total revenue, operating income increased to 18.6% and 16.7% for the second quarter and first six months of 2002 compared to 16.4% and 10.7% for the same periods in 2001.

     Interest expense, net. Interest expense, net decreased 46.3% and 49.8% to $507,000 and $1.0 million for the three and six months ended June 30, 2002 compared to $944,000 and $2.0 million for the comparable periods in 2001. The decrease was primarily due to the reduction of our debt balances in 2001 and first six months of 2002 and more favorable interest rates. During the first quarter of 2002, we paid an additional $2.2 million to reduce our long-term debt using the proceeds from the sale of our former headquarters building. During the third quarter of 2001, we reduced long-term debt by approximately $6.0 million, over and above our normal debt service, using cash from operations and cash and cash equivalents acquired through the merger with Towne; the remaining principal repayments for 2001 of $4.0 million were regularly scheduled payments under our loan agreement.

     Income tax provision. The income tax provision was approximately $862,000 and $1.5 million for the three and six months ended June 30, 2002 compared to $413,000 and $236,000 for the same periods in 2001. As a percentage of income before taxes, the income tax rate was 39.0% for all periods in both 2002 and 2001.

     Extraordinary item. The extraordinary item represents the after-tax write-off of a portion of the unamortized debt issuance costs in the amount of $34,000 as a result of paying down approximately $2.2 million in long-term debt using cash from the sale of the Company’s former headquarters.

Liquidity and Capital Resources

     Our primary sources of capital have historically been cash provided by operations, short-term and long-term debt and investment from stockholders. During the first six months of 2002 our operating activities provided cash of approximately $1.1 million. We used approximately $949,000 in our investing activities, primarily due to the sale of our former headquarters, which netted approximately $2.2 million in cash, which was offset by capital expenditures of $1.9 million, software development costs of $420,000 and cash paid for the businesses acquired. We currently estimate that total capital expenditures for 2002 will be approximately $2.5 million.

     Cash used in financing activities totaled $2.0 million for the first six months of 2002, which is the result of $4.8 million in repayments of long-term debt and capitalized lease obligations, $2.2 million of which was repaid using cash acquired through the sale of the Company’s former headquarters partially offset by proceeds from short-term borrowings, the exercise of employer stock options and the employee stock purchase plan.

     The credit facility includes term loans with balances as of June 30, 2002 of $11.3 million and $20.3 million, and also provides for a revolving line of credit in the amount of $7.5 million, including a $3.0 million sublimit for swing line advances and a $2.0 million sublimit for standby letters of credit. There was $2.6 million outstanding on the revolving line of credit and $620,000 in stand-by letters of credit at June 30, 2002. The credit facility bears interest in accordance with a grid pricing formula based on the achievement of various financial ratios. The formula calls for advances to bear interest ranging from 1.25% to 2.75% above prime rate or 2.50% to 4.00% above the Eurodollar rate.

     The $11.3 million loan is generally repayable in quarterly installments of $1.1 million through September 30, 2002, $1.2 million until September 30, 2003 and $1.3 million until maturity (August 7, 2004). The $20.3 million loan is repayable in equal quarterly installments of $67,509 until December 31, 2004, at which time the required quarterly payments increase to $3.0 million until September 30, 2005 and $4.0 million until December 31, 2005 with a final payment of $3.5 million due March 31, 2006. The revolver has an annual commitment fee and matures August 7, 2004. As of June 30, 2002, we had $11.3 million outstanding at 5.38%, $20.3 million outstanding at 5.88%, $2.6 million in short-term borrowing outstanding at 7.0% and $620,000 in outstanding letters of credit. Subsequent to June 30, 2002, we repaid $1.7 million of the $2.6 million in short-term borrowings outstanding as of June 30, 2002.

     The credit facility is secured by a pledge of all of our assets and imposes financial covenants and requirements on us and contains limitations on our ability to sell material assets, redeem capital stock and pay dividends, among other actions. On March 18, 2002, the Company entered into an amendment to its credit facility. The amendment modified certain restrictive financial covenants for the first three quarters of 2002. As of June 30, 2002, we were in compliance with all of the restrictive covenants.

     As of June 30, 2002, we had a working capital deficit of approximately $2.5 million compared to a working capital deficit of approximately $3.3 million as of December 31, 2001. The improvement in working capital resulted primarily from decreases in accounts payable and accrued liabilities partially offset by decreases in deferred tax assets and the increase in outstanding short-term borrowings. We believe that our line of credit availability along with future operating cash flows will be sufficient to meet our working capital and capital expenditure requirements for the next twelve months.

     The following is a schedule of our obligations and commitments for future payments:

	Payments Due by Period

		Less than	1-2	3-4	5 years
Contractual Obligations	Total	1 year	years	years	& after

Short-Term Borrowings	$2,650	$2,650	$0	$0	$0
Long-Term Debt	$31,589	$4,993	$16,063	$10,533	$0
Capitalized Lease Obligations	$656	$357	$299	$0	$0
Operating Leases	$9,779	$1,581	$1,577	$1,318	$5,303

Total Contractual Cash Obligations	$44,674	$9,581	$17,939	$11,851	$5,303
Standby Letter of Credit Commitment	$620	$620	$0	$0	$0

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

New Accounting Pronouncements

     On January 1, 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”). SFAS No. 142 supercedes Accounting Principles Board Opinion No. 17, Intangible Assets, and addresses how intangible assets and goodwill should be accounted for and upon and after their acquisition. Specifically, goodwill and intangible assets with indefinite useful lives will not be amortized, but will be subject to impairment tests based on their estimated fair value. Upon adoption, the Company ceased amortization of goodwill totaling $4.1 million, which was previously being amortized over a 20-year period. For the quarter and six months ended June 30, 2002, this resulted in a reduction of amortization expense of approximately $52,000 and $104,000, respectively. The recorded goodwill will be subject to annual impairment evaluations by the Company, which could result in possible write-downs in future periods if impairments are determined. The Company has completed the transitional goodwill impairment reviews required by SFAS No. 142 as of June 30, 2002. The results of the Company’s evaluation did not indicate that any of the goodwill recorded has been impaired.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     The Company is subject to market risk from exposure to changes in interest rates based on our financing and cash management activities. Our exposure relates primarily to our long-term debt obligations that expire in 2004 and 2006. In the event that interest rates associated with these debt obligations were to increase 100 basis points, the annual impact on future cash flows would be approximately $316,000.

PART II – Other Information

Item 1. Legal Proceedings

     As a result of the merger with Towne, we assumed certain outstanding litigation against Towne. Except for the lawsuits described below, we are not currently a party to, and none of our material properties is currently subject to, any material litigation other than routine litigation incidental to our business.

1.	As previously disclosed, Towne, two of its former officers and a current officer are defendants in a securities class action lawsuit filed in November 1999. No class has yet been certified. The complaints allege, among other things, that Towne should have disclosed in the prospectus used for its secondary public offering in June 1999 that it allegedly experienced serious problems with its network infrastructure and processing facilities during the move of its corporate headquarters in June 1999, and that these problems allegedly led to a higher than usual number of customers terminating their contracts during the second quarter. The complaints seek unspecified awards of damages. Towne filed a motion to dismiss for failure to state a claim, the plaintiffs filed an answer to Towne’s motion and the judge granted parts of Towne’s motion to dismiss and denied other parts, which had the effect of allowing the claim to proceed. Towne and the individual defendants filed answers denying liability and asserting numerous affirmative defenses. Discovery has not yet commenced. We believe that the allegations in the complaints are without merit and intend to defend the lawsuits vigorously. Our directors and executive officers liability insurance carrier is presently providing a defense under a reservation of rights.

2.	Another lawsuit arises out of Towne’s acquisition of Banking Solutions, Inc. (“BSI”) through a stock purchase made by its subsidiary, BSI Acquisition Corp., in December 1998. Plaintiff Edward Sullivan, Jr. was employed by BSI. Sullivan alleges, among other things, that he had a buy-out agreement with BSI and certain BSI shareholders under which, in certain circumstances, Sullivan was to receive a commission based on the gross sales price paid by any purchaser of BSI. Sullivan contends that BSI and the other shareholders allegedly fraudulently induced him to release them from the agreement by fraudulently misrepresenting the gross sales price paid by Towne Services’ subsidiary in the stock purchase. Sullivan contends that Towne Services is liable to him as the successor to BSI, and also for allegedly tortiously interfering with the agreement. Sullivan also contends Towne Services conspired with the other defendants to misrepresent the “gross purchase price.” We deny all allegations of the petition. Mr. Sullivan and his wife seek an unspecified amount of damages including a percentage of the gross sales price paid by Towne Services’ subsidiary for the acquisition of BSI, as well as punitive damages, attorneys’ fees, and pre-judgment and post-judgment interest. On July 15, 2002, the District Court of Collin County, Texas granted our motion for summary judgment on all claims. It is unknown at this time whether the plaintiffs will exercise their right to appeal. We also contend that we are entitled to indemnification from the BSI shareholders for our expenses in defending this action. Specifically, the BSI stock purchase agreement provides that the BSI shareholders will indemnify us against any claims, damages, liabilities, costs and expenses (including reasonable attorneys’ and accountants’ fees and expenses) we suffer that arise out of any breach of the representations made by BSI in the agreement, provided that the aggregate amount of all such claims, etc. exceeds $100,000.

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

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

3.1	–	Amended and Restated Charter of the Company (incorporated by reference to exhibit 3.1 to the Company’s registration statement on Form S-1)

3.2	–	Amended and Restated By-laws of the Company (incorporated by reference to exhibit 3.2 to the Company’s registration statement on Form S-1)

10.1	–	Acquisition agreement for Retail Access Management

99.1	–	Officer certification

(b)	Reports on Form 8-K

The following reports on Form 8-K were filed by the Company during the three months ended June 30, 2002:

1. A current report on Form 8-K on May 2, 2002 was filed to announce the Company’s March 31, 2002 financial results.

2. A current report on Form 8-K on May 20, 2002 was filed to announce the dismissal of Arthur Andersen LLP and to appoint Ernst & Young LLP as the Company’s independent auditors.

3. A current report on Form 8-K on May 28, 2002 was filed to announce the Company’s acquisition of the Access Retail Management business and product re-alignment initiatives.

4. A current report on Form 8-K on May 31, 2002 was filed to announce that Joe Mooney, Chief Sales Officer, had resigned.

5. A current report on Form 8-K on June 7, 2002 was filed to announce the promotion of Steve Giddens to Chief Sales Officer.

Signatures

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Private Business, Inc. (Registrant)

Date:	August 12, 2002	By:	/s/ Thomas L. Black

Thomas L. Black Chief Executive Officer

Date:	August 12, 2002	By:	/s/ Gerard M. Hayden, Jr.

Gerard M. Hayden, Jr. Chief Financial Officer