Form 10-Q
period 2002-09-30
PRIVATE BUSINESS INC
filed 2002-11-19
CIK 1069469

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2002

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

(1)   Yes   [x]   No [  ]

(2)   Yes   [x]   No [  ]

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Class	Outstanding as of October 31, 2002

Common Stock, no par value	14,047,004 shares

PRIVATE BUSINESS, INC.

Form 10-Q

For Quarter Ended September 30, 2002

INDEX

Page No.

Part I — Consolidated Financial Statements

Item 1 - Unaudited Consolidated Balance Sheets As of September 30, 2002 and December 31, 2001	3

Unaudited Consolidated Statements of Operations for the three months ended September 30, 2002 and 2001	4

Unaudited Consolidated Statements of Operations for the nine months ended September 30, 2002 and 2001	5

Unaudited Consolidated Statements of Cash Flows for the nine months ended September 30, 2002 and 2001	6

Notes to Unaudited Consolidated Financial Statements	7 -14

Item 2 - Management’s discussion and analysis of financial condition and results of operations	15 - 25

Item 3 - Quantitative and qualitative disclosures about market risk	25- 26

Item 4 - Disclosure Controls and Procedures	26

Part II — Other Information

Item 1 - Legal Proceedings	26 - 27

Item 6 - Exhibits and reports on Form 8-K	28

Signatures	29

Certifications	30 - 33

PRIVATE BUSINESS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS — UNAUDITED

	September 30,	December 31,
(in thousands, except per share data)	2002	2001

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$428	$2,648
Accounts receivable — trade, net of allowance for doubtful accounts of $396 and $258, respectively	7,542	8,073
Accounts receivable — other	357	314
Deferred tax assets	1,584	2,130
Other current assets	2,470	1,164

Total current assets	12,381	14,329

PROPERTY AND EQUIPMENT, NET	7,080	8,336
PROPERTY AND EQUIPMENT HELD FOR SALE	0	2,036
OTHER ASSETS:
Software development costs, net	1,472	1,461
Deferred tax assets	3,138	4,835
Intangible and other assets, net	10,897	10,559

Total other assets	15,507	16,855

Total assets	$34,968	$41,556

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable	$2,075	$3,617
Accrued liabilities	5,580	7,102
Dividends payable	535	415
Deferred revenue	440	1,126
Short-term borrowings	1,050	0
Current portion of long-term debt and capital lease obligations	5,379	5,394

Total current liabilities	15,059	17,654

OTHER NONCURRENT LIABILITIES	806	1,354
LONG-TERM DEBT, net of current portion	24,798	31,109
CAPITAL LEASE OBLIGATIONS, net of current portion	228	516

Total liabilities	40,891	50,633

COMMITMENTS AND CONTINGENCIES
PREFERRED STOCK, series B convertible, no par value; 20,000,000 shares authorized, 40,031 shares issued and outstanding	114	114
STOCKHOLDERS’ DEFICIT:
Common stock, no par value; 33,333,333 shares authorized; shares issued and outstanding, 14,036,090 and 13,901,423, respectively	0	0
Additional paid-in capital	(7,219)	(7,464)
Refined earnings (deficit)	1,182	(1,727)

Total stockholders’ deficit	(6,037)	(9,077)

Total liabilities and stockholders’ deficit	$34,968	$41,556

The accompanying notes are an integral part of these consolidated financial statements.

PRIVATE BUSINESS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS — UNAUDITED
For the Three Months Ended September 30, 2002 and 2001

(in thousands, except per share data)	2002	2001

REVENUES:
Participation fees	$8,728	$11,312
Software license	83	223
Retail planning services	2,677	1,570
Maintenance and other	1,699	2,070

Total revenues	13,187	15,175

OPERATING EXPENSES:
General and administrative	5,698	5,949
Selling and marketing	5,332	5,960
Research and development	124	452
Amortization	424	344
Other operating expense, net	65	4,213

Total operating expenses	11,643	16,918

OPERATING INCOME (LOSS)	1,544	(1,743)
INTEREST EXPENSE, NET	394	760

INCOME (LOSS) BEFORE INCOME TAXES AND EXTRAORDINARY ITEM	1,150	(2,503)
Income tax provision (benefit)	448	(976)

NET INCOME (LOSS) BEFORE EXTRAORDINARY ITEM	702	(1,527)
EXTRAORDINARY ITEM:
Early extinguishment of debt, net of income taxes of $0 and $52	0	81

NET INCOME (LOSS)	702	(1,608)
Preferred stock dividends	40	23

NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$662	$(1,631)

EARNINGS (LOSS) PER SHARE:
Basic	$0.05	$(0.14)

Diluted	$0.05	$(0.14)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	14,014	11,914

Diluted	14,409	11,914

The accompanying notes are an integral part of these consolidated financial statements.

PRIVATE BUSINESS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS — UNAUDITED
For the Nine Months Ended September 30, 2002 and 2001

(in thousands, except per share data)	2002	2001

REVENUES:
Participation fees	$28,355	$31,526
Software license	392	719
Retail planning services	7,980	1,570
Maintenance and other	5,693	5,735

Total revenues	42,420	39,550

OPERATING EXPENSES:
General and administrative	17,507	16,323
Selling and marketing	16,569	16,148
Research and development	517	937
Amortization	1,365	918
Other operating expense, net	46	4,362

Total operating expenses	36,004	38,688

OPERATING INCOME	6,416	862
INTEREST EXPENSE, NET	1,396	2,760

INCOME (LOSS) BEFORE INCOME TAXES AND EXTRAORDINARY ITEM	5,020	(1,898)
Income tax provision (benefit)	1,958	(740)

INCOME (LOSS) BEFORE EXTRAORDINARY ITEM	3,062	(1,158)
EXTRAORDINARY ITEM:
Early extinguishment of debt, net of income taxes of $22 and $52	34	81

NET INCOME (LOSS)	3,028	(1,239)
Preferred stock dividends	120	23

NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$2,908	$(1,262)

EARNINGS (LOSS) PER SHARE:
Basic	$0.21	$(0.12)

Diluted	$0.21	$(0.12)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	13,991	10,120

Diluted	14,412	10,120

The accompanying notes are an integral part of these consolidated financial statements.

PRIVATE BUSINESS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED
For the Nine Months Ended September 30, 2002 and 2001

(in thousands)	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$3,028	$(1,239)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Write-off of debt issuance costs	34	81
Depreciation and amortization	3,807	3,267
Deferred taxes	2,243	(1,196)
Non-cash stock based compensation	46	255
Loss on write-down of certain property and equipment	0	4,142
Gain on sale of certain property and equipment, net	(160)	0
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	487	889
Other current assets	(1,306)	383
Other assets	75	(33)
Accounts payable	(1,542)	(1,319)
Accrued liabilities	(1,520)	(190)
Deferred revenue	(686)	(575)
Other noncurrent liabilities	(547)	(94)

Net cash provided by operating activities	3,959	4,751

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(2,166)	(1,082)
Software development costs	(664)	(918)
Proceeds from sale of property and equipment	2,863	0
Proceeds of cash and cash equivalents from Towne, net of direct costs of acquisition	0	6,756
Acquisition of businesses	(845)	0

Net cash (used in) provided by investing activities	(812)	4,756

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments on long-term debt	(3,495)	(2,736)
Repayments on capitalized lease obligations	(288)	0
Early extinguishment of long-term debt	(2,833)	(6,072)
Proceeds from short-term borrowings, net	1,050	0
Proceeds from exercise of employee stock options	137	22
Stock issued through employee stock purchase plan	62	121

Net cash used in financing activities	(5,367)	(8,665)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(2,220)	842
CASH AND CASH EQUIVALENTS at beginning of year	2,648	1,891

CASH AND CASH EQUIVALENTS at end of period	$428	$2,733

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash payments for income taxes during period	$81	$240

Cash payments of interest during period	$1,418	$2,828

NON-CASH INVESTING AND FINANCING ACTIVITIES:

In August 2001, the Company issued 4,647,506 common shares and 40,032 preferred shares and granted 963,000 common stock options in exchange for all common stock, preferred stock and stock options of Towne Services, Inc. to effect the purchase of Towne by the Company

The accompanying notes are an integral part of these consolidated financial statements.

PRIVATE BUSINESS, INC.

Notes to Consolidated Financial Statements — Unaudited

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

     Our other significant accounting policies include self-insurance reserves, income taxes, software development costs, acquisition accounting, intangible asset impairment evaluation, and revenue recognition. Please refer to our Annual Report on Form 10-K for the year ended December 31, 2001 for a more detailed description of these accounting policies.

C.  Acquisition of Access Retail Management

     On May 28, 2002, the Company entered into an asset purchase agreement to acquire certain operating assets of CAM Commerce’s (“CAM”) retail planning division, known as Access Retail Management, in exchange for cash consideration of $800,000. The acquisition has been recorded in accordance with SFAS No. 141, Business Combinations (“SFAS No. 141”), resulting in the operating results of the CAM division being included with those of the Company subsequent to the date of acquisition. The Company has completed its initial allocation of purchase price, resulting in identifiable intangible assets of approximately $220,000 and goodwill of approximately $570,000.

D.  Sale of Company Headquarters and Other Properties

     During the quarter ended March 31, 2002, the Company sold its former headquarters building and consolidated its operations into the Technology and Business Center, which is adjacent to the former headquarters building. The net proceeds from the sale were approximately $2.2 million. During the third quarter of 2001, the Company recorded an impairment charge of $4.1 million to write down the headquarters building, land and fixtures to their estimated fair market value of approximately $2.0 million. Therefore the sale in March 2002 resulted in a net gain of approximately $200,000 being recorded in the first quarter of 2002, which is included in other operating expense, net in the accompanying consolidated statement of operations. During the quarter ended September 30, 2002, the Company sold the headquarters of its retail planning services division (“RMSA”) in Riverside, California, which had been acquired by the Company as part of the Towne acquisition. There was no gain or loss recorded from the sale, as the sales price of approximately $645,000, was equal to the recorded net book value of the property.

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

F.  Net Income (Loss) Per Share

     Basic earnings (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common and common equivalent shares outstanding during the period, which includes the additional dilution related to conversion of stock options as computed under the treasury stock method and the conversion of the preferred stock under the if-converted method for the quarter and nine months ended September 30, 2002.

     The following table represents information necessary to calculate earnings per share for the three and nine-month periods ended September 30, 2002 and 2001:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2002	2001	2002	2001

Net income (loss) available to common shareholders	$662	$(1,631)	$2,908	$(1,262)

Weighted average common shares outstanding	14,014	11,914	13,991	10,120
Plus additional shares from common stock equivalent shares:
Options and convertible preferred stock	395	0	421	0

Adjusted weighted average common shares outstanding	14,409	11,914	14,412	10,120

     For the nine months ended September 30, 2002 and 2001, approximately 2.4 million and 2.0 million employee stock options were excluded from diluted earnings (loss) per share calculations, as their effects were anti-dilutive.

G.  Comprehensive Income (Loss)

     Comprehensive income (loss) for the three and nine months ended September 30, 2002 and 2001 was comprised solely of net income (loss).

H.  Chief Executive Officer Change, Severance and Option Grants

     On February 1, 2001, the Company announced the departure of its then current Chief Executive Officer (“CEO”) and the hiring of a new CEO. The former CEO, as part of his employment and severance agreement, was entitled to a severance payment of $315,000, which was paid and expensed by the Company in February 2001. The former CEO served as a consultant for one year from the date of termination. As part of his consulting agreement, the former CEO was granted options to purchase 100,000 shares of the Company’s common stock at $3.75 per share, the fair market value as of that date. Options to purchase 66,667 of the shares vested ratably each month from February 2001 to January 2002, while the remaining 33,333 shares vested ratably each month from July 2001 to January 2002. The options expire 10 years from the date of the grant. The fair value of these options of approximately $288,000 has been calculated in accordance with SFAS No. 123, using a risk-free rate of 5.10%, an expected dividend yield of 0% and an expected volatility of 75%. This fair value was expensed to general and administrative expense over the vesting period ($264,000 in 2001 and $24,000 in 2002). Approximately $24,000 and $192,000 were expensed for the first nine months of 2002 and 2001, respectively.

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

I.  Bank Covenants

     The Company’s credit facility is secured by a pledge of all Company assets and imposes financial covenants and requirements and contains limitations on the Company’s ability to sell material assets, redeem capital stock and pay dividends, among other actions. As of September 30, 2002, the Company was not in compliance with the Minimum EBITDA financial covenant contained in the credit agreement. On November 19, 2002, the Company obtained a waiver for this incidence of non-compliance and entered into an amendment dated September 30, 2002 to its credit facility to modify certain restrictive financial covenants for the fourth quarter of 2002 and all of 2003. The amendment also includes reductions in revolving credit availability and capital expenditure levels for future periods, as well as, an increase to the interest rate margin grid of 25 basis points on all outstanding debt obligations. In effect, the Company will pay higher interest rates on its outstanding debt until its leverage ratio declines to specified levels at which time the interest rate margin grid returns to the margins in effect prior to this latest amendment.

J.  Legal Proceedings

     As a result of the merger with Towne, we assumed certain outstanding litigation against Towne. Except for the lawsuits described below, we are not currently a party to, and none of our material properties is currently subject to, any material litigation.

1. As previously disclosed, Towne, two of its former officers and a current officer are defendants in a securities class action lawsuit filed in November 1999. No class has yet been certified. The complaints allege, among other things, that Towne should have disclosed in the prospectus used for its secondary public offering in June 1999 that it allegedly experienced serious problems with its network infrastructure and processing facilities during the move of its corporate headquarters in June 1999, and that these problems allegedly led to a higher than usual number of customers terminating their contracts during the second quarter. The Parties reached a Settlement Agreement on July 29, 2002 at informal settlement negotiations in Atlanta and anticipate filing a Memorandum of Understanding with the Court after final approval by the insurance carriers. The Settlement Agreement will also need final approval by the Court, and counsel for Defendants estimate it will take a minimum of twelve months for the Court to approve all substantive issues related to the class-action settlement.

2. Another lawsuit arises out of Towne’s acquisition of Banking Solutions, Inc. (“BSI”) through a stock purchase made by its subsidiary, BSI Acquisition Corp., in December 1998. Plaintiff Edward Sullivan, Jr. was employed by BSI. Sullivan alleges, among other things, that he had a buy-out agreement with BSI and certain BSI shareholders under which, in certain circumstances, Sullivan was to receive a commission based on the gross sales price paid by any purchaser of BSI. Sullivan contends that BSI and the other shareholders allegedly fraudulently induced him to release them from the agreement by fraudulently misrepresenting the gross sales price paid by Towne Services’ subsidiary in the stock purchase. Sullivan contends that Towne Services is liable to him as the successor to BSI, and also for allegedly tortiously interfering with the agreement. Sullivan also contends Towne Services conspired with the other defendants to misrepresent the “gross purchase price.” We deny all allegations of the petition. Mr. Sullivan and his wife seek an unspecified amount of damages including a percentage of the gross sales price paid by Towne Services’ subsidiary for the acquisition of BSI, as well as punitive damages, attorneys’ fees, and pre-judgment and post-judgment interest. On July 15, 2002, the District Court of Collin County, Texas granted our motion for summary judgment on all claims. The Plaintiffs failed to exercise any right to appeal. We contend that we are entitled to indemnification from the BSI shareholders for our expenses in defending this action. Specifically, the BSI stock purchase agreement provides that the BSI shareholders will indemnify us against any claims, damages, liabilities, costs and expenses (including reasonable attorneys’ and accountants’ fees and expenses) we suffer that arise out of any breach of the representations made by BSI in the agreement, provided that the aggregate amount of all such claims, etc. exceeds $100,000. It is anticipated that legal action will ensue to enforce the provisions of the indemnification clause of the BSI stock purchase agreement.

3. Towne Services, Inc. has also sought relief in the U.S. District Court, Southern District of Mississippi in a companion case. Towne Services, Inc., and Banking Solutions, Inc. v. The Merchants Financial Services Group, LLC d/b/a Merchants Financial Services; AmFed Companies, LLC; Clipper Technologies, LLC; The Clipper Group, Inc.; and Prominent Technologies, LLC. This case was filed on July 24, 2001, and is an action for copyright infringement under the Copyright Act of 1976, 17 U.S.C. § 101, et seq., and related claims of misappropriation of trade secrets and tortuous interference with contractual relations. The suit alleges that former customers of Towne Services (a Mississippi bank and an affiliated insurance company) have developed and are using and marketing a software program, A/R Navigator, that is an improper copy of and a misappropriation of trade secrets in the Company’s Cash Flow Manager. It also alleges that several former employees of the Company (the Clipper Group) are marketing the copied service to banks including customers of the Company. Towne Services, Inc. has requested an independent comparison of the Cash Flow Manager software and the A/R Navigator software. At this point, it is anticipated that settlement negotiations between the parties will commence by December 31, 2002.

The Company is subject to various other legal proceedings, tax matters and other claims which arise in the ordinary course of business. In the opinion of management, the amount of any ultimate liability with respect to these actions will not materially affect the financial position or results of operations of the Company.

K. Segment Information

     Prior to August 2001, the Company operated in one business segment, accounts receivable financing. As a result of the Company’s merger with Towne in August 2001, it now operates in a second business segment, retail inventory forecasting. The Company accounts for segment reporting under SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. Since the Company operated in one business segment prior to 2001, prior year segment information is not presented. No corporate overhead costs or interest have been allocated to income (loss) before taxes and extraordinary item of the retail inventory forecasting segment, but are included in the accounts receivable financing segment costs.

The following table summarizes the financial information concerning the Company’s reportable segments from continuing operations for the three and nine months ended September 30, 2002 and 2001. The retail inventory forecasting segment only includes results subsequent to August 9, 2001, the merger date.

	Three Months Ended			Three Months Ended
	September 30, 2002			September 30, 2001

	Accounts	Retail		Accounts	Retail
	Receivable	Inventory		Receivable	Inventory
	Financing	Forecasting	Total	Financing	Forecasting	Total
(in thousands)
Revenues	$10,510	$2,677	$13,187	$13,605	$1,570	$15,175

Income (loss) before taxes and extraordinary item:	$431	$271	$702	$(1,525)	$(2)	$(1,527)

Assets	$29,585	$5,503	$35,088	$36,488	$4,376	$40,864

Total expenditures for additions to long-lived assets:	$264	$0	$264	$89	$0	$89

	Nine Months Ended			Nine Months Ended
	September 30, 2002			September 30, 2001

	Accounts	Retail		Accounts	Retail
	Receivable	Inventory		Receivable	Inventory
	Financing	Forecasting	Total	Financing	Forecasting	Total
(in thousands)
Revenues	$34,440	$7,980	$42,420	$37,980	$1,570	$39,550

Income (loss) before taxes and extraordinary item:	$2,292	$616	$2,908	$(1,261)	$(1)	(1,262)

Assets	$29,585	$5,503	$35,088	$36,488	$4,376	$40,864

Total expenditures for additions to long-lived assets:	$2,166	$0	$2,166	$1,082	$0	$1,082

L.  New Accounting Pronouncements

     On January 1, 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”). SFAS No. 142 supercedes Accounting Principles Board Opinion No. 17, Intangible Assets, and addresses how intangible assets and goodwill should be accounted for upon and after their acquisition. Specifically, goodwill and intangible assets with indefinite useful lives will not be amortized, but will be subject to impairment tests based on their estimated fair value. Upon adoption, the Company ceased amortization of goodwill totaling $4.1 million, which was previously being amortized over a 20-year period. For the nine months ended September 30, 2002, this resulted in a reduction of amortization expense of approximately $156,000.

The following table shows the results for the three and nine-month periods ended September 30, 2002 and 2001, as if the Company had followed SFAS No. 141 for all periods presented:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,

	2002	2001	2002	2001

Reported net income (loss) available to common shareholders	$662	$(1,631)	$2,908	$(1,262)
Add back: Goodwill Amortization	—	52	—	156

Adjusted net income (loss) available to common shareholders	$662	$(1,579)	$2,908	$(1,106)

Basic Earnings (Loss) per Share:
Reported net income (loss) available to common shareholders	$0.05	$(0.14)	$0.21	$(0.12)
Goodwill amortization	—	0.01	—	0.02

Adjusted net income (loss) available to common shareholders	$0.05	$(0.13)	$0.21	$(0.10)

Diluted Earnings (Loss) per share:
Reported net income (loss) available to common shareholders	$0.05	$(0.14)	$0.21	$(0.12)
Goodwill amortization	—	0.01	—	0.02

Adjusted net income (loss) available to common shareholders	$0.05	$(0.13)	$0.21	$(0.10)

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

     In August of 2002, the FASB issued SFAS No. 145, Recission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. This statement rescinds Statement No. 4, which required all material gains and losses from extinguishment of debt to be classified as an extraordinary item, net of related income tax effects. Upon adoption of this statement, extinguishment gains and losses will be classified as ordinary gains and losses in the income statement. The statement is effective for fiscal years beginning after May 15, 2002, resulting in it being effective for the Company on January 1, 2003. The Company does not expect adoption of this statement to have any impact on its results of operations, financial position and cash flows, however, certain extinguishment losses reflected as extraordinary items in prior periods will be reclassified to ordinary expenses.

PRIVATE BUSINESS, INC.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results
of Operations
Three and Nine Months Ended September 30, 2002 and 2001

Overview

     We are a leading provider of solutions that enable community banks to manage accounts receivable financing provided to their small business customers. Our solution is called Business Manager, and is based on software, marketing, and online electronic transaction processing services. One element of Business Manager is our proprietary software, which enables our network of client banks to purchase accounts receivable from their small business customers. The banks then process, bill and track those receivables on an ongoing basis. As a major component of our program, we work with client banks to design, implement and manage the sale of Business Manager accounts receivable financing services to their small business customers. We also give our client banks the option of outsourcing to us their application hosting and transaction processing in our Technology and Business Center. Through our subsidiary, Retail Merchandising Service Automation, (“RMSA”), we also provide merchandising forecasting information and consulting services to customers in the retail industry.

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

     As a result of the merger, we began supporting Towne products, although from a business and operations standpoint our approach to the Towne merger has been to transition Towne banks and merchants to our Business Manager program. Historically, Towne provided services and products that process electronically sales and payment information and related financing transactions for businesses and banks in the United States. Towne delivers these services and products online via an electronic hub, or gateway, that links business and bank customers with the company and other providers of products and services that can benefit these customers. Revenues are generated through the deployment and use of three primary products: Towne Credit®, which processes consumer credit transactions for small and medium-sized businesses; Towne Finance® and Cash Flow ManagerSM, which process business-to-business credit transactions for commercial businesses; and RMSA® Merchandise Planning service, which processes sales and inventory transactions and provides merchandise forecasting information for specialty retail stores; and ancillary services related to these products. From an operations standpoint, RMSA has remained a distinct business unit since the merger in August 2001.

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

     Software license fees for Business Manager consist of two components: the license fee and customer training and support fee. These are one-time fees that we receive upon the initial licensing of our Business Manager program to a community bank. Our license agreements are executed with terms ranging from three to five years, and are renewable for subsequent terms. Some agreements contain performance or deferred payment terms that must be met in order for us to receive payment and recognize revenue. We recognize revenues from the license fee once we have met the terms of the customer agreement. The customer training and support fee are recognized ratably over the twelve-month service period subsequent to the activation of the license agreement. Software license fees for Towne products include set-up fees for installation, implementation and training of bank and business customers. All revenues from Towne software license fees are recorded on a deferred basis over the estimated life of the contract term and for certain cancellation clauses and/or return guarantees until the guarantee period is expired. Software license fees for the Towne products charged to each bank vary depending on the asset size of the bank and the number of communities served. Set-up fees are also charged to business customers based either upon a flat rate or upon the expected transaction volume.

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

     Maintenance fees and other revenues include several ancillary products and services we provide to client banks. Annual software maintenance fees are generated from our client banks starting on the first anniversary date of the Business Manager license agreement and annually thereafter. These revenues are recognized ratably over a twelve-month period beginning on the first anniversary date of the agreement. Additionally, since 1995, we have brokered, through our Private Business Insurance subsidiary, credit and fraud insurance products from a national insurance company. We earn fees based on a percentage of the premium that is paid to the insurance company. We also provide a standard set of forms that client banks may purchase and use in the normal course of administering the Business Manager program. Revenues related to these forms are recognized in the period that they are shipped to the client bank. We also offer processing services to our client banks for an additional fee, based on the volume of transactions processed through the system. We also have some industry-focused applications for the medical and dental markets. Monthly transaction processing fees include charges for electronic processing, statement rendering and mailing, settling payments, recording account changes and new accounts, leasing and selling point of sale terminals, telephone and software support services, rental fees and collecting debts.

     In previous filings we have discussed that part of our growth strategy is to acquire or develop new products or services. We are initiating development activities in two areas. One is a new program, similar to our Business Manager accounts receivable financing management product, that will eventually allow banks to offer commercial insurance products, including property, general liability and workers compensation, to their business customers in a very competitive and cost-effective manner. With over 350 large banking organizations having acquired insurance brokerage firms in recent years, we anticipate that this product will allow community banks to be more competitive. During the three months ended September 30, 2002, we executed two contracts with banks to participate in this program.

     Another project is the development of a software product called LineManager (“LM”), for commercial banks that would allow them to electronically monitor their conventional line of credit loans directly from their borrowers’ accounting system. The majority of commercial banks do not have the capability to routinely monitor their collateral for working capital lines of credit. This fact, along with credit officers and bank regulators expressing concern over the deteriorating credit conditions in the current economy, have led many of our banking clients to request a product of this type for their secured loans. Our system, which is currently in beta testing, should allow our client banks to monitor loans in a manner similar to the way large financial institutions monitor their asset based loans but on an ASP (Application Service Provider) basis with no additional labor impact for the bank. Currently, we have executed contracts with three banks to participate in the beta testing of this new product.

Results of Operations

     The following table sets forth, for the periods indicated, the percentage relationships of the identified consolidated statements of operations items to total revenue.

	Third Quarter		Year to Date

	2002	2001	2002	2001

Revenue:
Participation fees	66.2%	74.5%	66.8%	79.7%
Software license	0.6%	1.5%	1.0%	1.8%
Retail planning services	20.3%	10.3%	18.8%	4.0%
Maintenance and other	12.9%	13.7%	13.4%	14.5%

	100.0%	100.0%	100.0%	100.0%
Operating Expenses:
General and administrative	43.2%	39.2%	41.3%	41.3%
Selling and marketing	40.4%	39.3%	39.1%	40.8%
Research and development	0.9%	3.0%	1.2%	2.4%
Amortization	3.0%	2.3%	3.2%	2.3%
Other operating expense	0.5%	27.8%	0.1%	11.0%

	88.2%	111.6%	84.9%	97.8%
Operating Income (Loss)	11.8%	(11.6)%	15.1%	2.2%
Interest expense, net	3.0%	5.0%	3.3%	7.0%

Income (Loss) Before Income Taxes and Extraordinary Item	8.8%	(16.6)%	11.8%	(4.8)%
Income Tax Provision (Benefit)	3.4%	(6.4)%	4.6%	(1.9)%

Net Income (Loss) Before Extraordinary Item	5.4%	(10.1)%	7.2%	(2.9)%
Extraordinary Item: early extinguishment of debt, net of tax	0.0%	0.5%	0.1%	0.2%

Net Income (Loss)	5.4%	(10.6)%	7.1%	(3.1)%
Preferred Stock Dividends	0.1%	0.2%	0.2%	0.1%

Net Income Available to Common Shareholders	5.3%	(10.8)%	6.9%	(3.2)%

     Participation Fees. Participation fees decreased 22.8% and 10.1% to $8.7 million and $28.4 million for the third quarter and first nine months of 2002 compared to $11.3 million and $31.5 million for the comparable periods of 2001. The participation fees for the third quarter and first nine months of 2002 include participation fees of approximately $453,000 and $2.0 million from Towne, respectively. The decreases were primarily due to a reduction in the total funding through our Business Manager program to $1.3 billion and $3.9 billion for the third quarter and first nine months of 2002, compared to $1.4 billion and $4.1 billion for the comparable periods of 2001. Also affecting participation fees are rate concessions and pricing changes initiated by banks in response to the current lending environment, particularly the relatively low cost of traditional financing, as well as, the continued reduction of Towne participation fees as a result of our strategy to transition bank customers from Towne Credit and Towne Finance products to the Business Manager product. We believe the decrease in funding is due to a combination of two factors; fewer merchants funding through our Business Manager program and lower funding levels at existing merchants due to the slower economy. As a percentage of total revenues, participation fees accounted for 66.2% and 66.8% for the three and nine-month periods ended September 30, 2002 compared to 74.5% and 79.7% for the comparable periods of 2001.

     Software License. Software license fees decreased 62.9% and 45.4% to $83,000 and $392,000 for the third quarter and first nine months of 2002, compared to $223,000 and $719,000 for the comparable periods of 2001. We believe the decrease was due to several contributing factors, including our continued focus on marketing more specifically to banks in targeted areas where we wish to better penetrate and support the small business market. As a result of the current economic slowdown, we discounted our license fee for the month of March 2002 and September 2002 to $1.00 in order to stimulate our software license activity. While the promotion reduced software license fees for the first nine months of 2002, it increased the number of bank license agreements for the first nine months of 2002. Software license fees accounted for 0.6% and 1.0% of total revenues for the three and nine months ended September 30, 2002, compared to 1.5% and 1.8% for the comparable periods in 2001, respectively.

     Retail planning services. Retail planning services revenues of $2.7 million and $8.0 million is the result of merchandising and forecasting services performed for our clients during the three and nine months ended September 30, 2002. As a percentage of total revenues, retail planning services accounted for 20.3% and 18.8% for the third quarter and first nine months of 2002, compared to $1.6 million in the third quarter of 2001. The $1.6 million generated during the third quarter of 2001 was for the period from August 9, 2001 (acquisition date) through September 30, 2001.

     Maintenance and other. Maintenance and other fees decreased 17.9% and 0.7% to $1.7 million and $5.7 million for the three and nine-month periods ended September 30, 2002 compared to $2.1 million and $5.7 million for the comparable periods for 2001. Maintenance and other fees consist primarily of credit and fraud risk insurance commissions earned form the sale of policies to our Business Manager banks, processing fees for our processing services provided to some of our Business Manager banks, commissions earned through our referrals of certain merchants to alternative financing companies and account verification services performed for some of our Business Manager banks. The decrease was primarily attributable to decreases in our insurance revenues and processing services. Our insurance revenues decreased 7.2% and 4.2% to $868,000 and $2.6 million for the three and nine months of 2002 compared to $936,000 and $2.7 million for the comparable periods in 2001. The decline in insurance revenues is due to the lower funding levels through the Business Manager program as discussed above. Our processing services fees decreased 41.6% and 2.7% to $322,000 and $1.3 million for the three and nine months of 2002 compared to $552,000 and $1.4 million for the comparable periods in 2001. The decrease was primarily the result of some of our bank customers electing to transfer their processing activities from our processing center back to the bank. Maintenance and other fees accounted for 12.9% and 13.4% of total revenues for the three and nine-month periods ended September 30, 2002 compared to 13.7% and 14.5% for the comparable periods in 2001.

     Total revenues. Total revenues for the third quarter and first nine months of 2002 decreased 13.1% and increased 7.3% to $13.2 million and $42.4 million compared to $15.2 million and $39.6 million for the third quarter and first nine months of 2001. Total revenues for the third quarter and first nine months of 2002 include $3.2 million and $10.5 million in revenues related to the Towne merger. Excluding the new revenues, the decreases were primarily as a result of decreased participation fees and software license fees.

     General and administrative. General and administrative expenses decreased 4.2% and increased 7.3% to $5.7 million and $17.5 million for the three and nine-month periods ended September 30, 2002 compared to $5.9 million and $16.3 million for the comparable periods in 2001. The decrease for the three months ended September 30, 2002 is primarily due to reductions in salary expense as a result of reduced headcount and reduced consulting charges. During the third quarter of 2001, consulting charges were approximately $172,000 higher due to our implementation of a new operating system. The increase for the first nine months of 2002 was primarily due to the inclusion of additional general and administrative expenses related to Towne and RMSA acquired businesses that did not exist prior to August 9, 2001, the merger date. General and administrative expenses include the cost of our executive, finance, human resources, information and support services, administrative functions and general operations. As a percentage of total revenue, general and administrative expenses increased 4.6% to 43.2% for the three-month period ended September 30, 2002 compared to the same period in the prior year. For the nine months ended September 30, 2002 general and administrative expenses remained constant at 41.3% of total revenue.

     Selling and marketing. Selling and marketing expenses decreased 10.5% and increased 2.6% for the three and nine-month periods ended September 30, 2002 to $5.3 million and $16.6 million compared to $6.0 million and $16.1 million for the three and nine-month periods ended September 30, 2001. The decrease for the three months ended September 30, 2002 compared to the same period in 2001 was primarily due to a reduction in sales staff as a result of continued focus on sales productivity per sales person. This resulted in decreased compensation, training, and travel expenses. The increase for the nine months ended September 30, 2002 was primarily due to the inclusion of additional selling and marketing expenses related to Towne and RMSA acquired businesses which occurred in August of 2001. Therefore the nine months ended September 30, 2001 only includes approximately two months of Towne and RMSA selling and marketing expenses. Selling and marketing expenses include the cost of wages and commissions paid to our dedicated business development and bank sales force, travel costs of our sales force, recruiting for new sales and marketing personnel and marketing fees associated with direct and telemarketing programs. As a percentage of total revenue, selling and marketing expenses increased 2.7% to 40.4% and decreased

4.2% to 39.1% for the three and nine month periods of 2002 compared to 39.3% and 40.8% for the comparable periods in 2001.

     Research and development. Research and development expenses decreased 72.5% and 44.7% to $125,000 and $518,000 for the third quarter of 2002 compared to $453,000 and $937,000 for the year earlier period. These costs include the non-capitalizable direct costs associated with developing new versions of our Business Manager system and other projects that have not yet reached technological feasibility. The decrease in costs for the third quarter and first nine months of 2002 was primarily due to more capitalized activity related primarily to the development and production of the new LineManager product compared to the same period in 2001. As a percentage of total revenues, research and development expenses decreased to 0.9% and 1.2% for the three and nine months of 2002 compared to 3.0% and 2.4% for the same periods in the prior year.

     Amortization. Amortization expenses increased 23.1% to $423,000 and 48.6% to $1.4 million for the third quarter and first nine months of 2002 compared to $344,000 and $918,000 for the comparable periods in 2001. These expenses include the cost of amortizing intangible assets including trademarks, associated costs of goodwill (only for 2001), software development costs and debt issuance costs. The increase was primarily related to the increased activity and capitalization of software development costs in the first half of 2001, which is now being amortized, and amortization of identifiable intangibles from the Towne acquisition. There was no goodwill amortization recorded in the first nine months of 2002 in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. The amount of goodwill amortized in the third quarter and first nine months of 2001 was approximately $52,000 and $156,000, respectively.

     Other operating expenses, net. Other operating expenses for the first nine months of 2002 included a net gain on the sale of certain property and equipment of approximately $183,000. This gain relates primarily to the sale of the Company’s former headquarters. Excluding the net gain, other operating expenses were approximately $64,000 and $228,000 for the third quarter and first nine months of 2002 compared to $4.2 million and $4.4 million for the comparable periods of 2001. During the third quarter of 2001, the Company decided to consolidate its business operations into one location in its Technology and Business Center located in leased space adjacent to its then current headquarters. As a result, the Company placed its headquarters property for sale and wrote down the value of the land, building and furniture comprising the headquarters to their estimated fair value. This resulted in a $4.1 million charge in other operating expenses during the third quarter of 2001. Other operating expenses include property tax and other miscellaneous costs associated with providing support and services to our client banks.

     Operating income (loss). As a result of the above factors, our operating income (loss) increased 188.6% to income of $1.5 million and 643.9% to income of $6.4 million for the third quarter and first nine months of 2002, respectively, compared to a loss of $1.7 million and income of $862,000 for the comparable periods of 2001. As a percentage of total revenue, operating income (loss) increased to 11.8% and 15.1% for the third quarter and first nine months of 2002 compared to (11.6)% and 2.2% for the same periods in 2001.

     Interest expense, net. Interest expense, net decreased 40.0% and 52.8% to $394,000 and $1.4 million for the three and nine months ended September 30, 2002 compared to $760,000 and $2.8 million for the comparable periods in 2001. The decrease was primarily due to the reduction of our debt balances in 2001 and first nine months of 2002 and more favorable interest rates. During the third and first quarter of 2002, we paid an additional $645,000 and $2.2 million to reduce our long-term debt using the proceeds from the sale of the RMSA headquarters and our former headquarters buildings, respectively. During the third quarter of 2001, we reduced long-term debt by approximately $6.0 million, over and above our normal debt service, using cash from operations and cash and cash equivalents acquired through the merger with Towne; the remaining principal repayments for 2001 of $4.0 million were regularly scheduled payments under our loan agreement.

     Income tax provision (benefit). The income tax provision was approximately $448,000 and $2.0 million for the three and nine months ended September 30, 2002 compared to a tax benefits of $976,000 and $740,000 for the same periods in 2001. As a percentage of income before taxes, the income tax rate was 39.0% for all periods in both 2002 and 2001.

     Extraordinary item. The extraordinary item for the first nine months of 2002 represents the after-tax write-off of a portion of the unamortized debt issuance costs in the amount of $34,000 and $81,000 for the comparable period of 2001 as a result of paying down approximately $2.2 and $6.0 million in long-term debt using cash from the sale of the Company’s former headquarters and during 2001 using cash from operations and cash equivalents from the merger with Towne.

Liquidity and Capital Resources

     Our primary sources of capital have historically been cash provided by operations, short-term and long-term debt and investment from stockholders. During the first nine months of 2002 our operating activities provided cash of approximately $4.0 million. We used approximately $812,000 in our investing activities, consisting of capital expenditures of $2.2 million, $664,000 of software development costs, and $845,000 cash used to acquire a business. These uses were partially offset by proceeds received from the sale of our former headquarters building and the RMSA headquarters totaling approximately $2.9 million. We currently estimate that total capital expenditures for 2002 will be approximately $2.5 million.

     Cash used in financing activities totaled $5.4 million for the first nine months of 2002, which is the result of $6.6 million in repayments of long-term debt and capitalized lease obligations, $2.2 million of which was repaid using cash acquired through the sale of the Company’s former headquarters and RMSA headquarters, partially offset by proceeds from short-term borrowings totaling $1.0 million, the exercise of employer stock options and the employee stock purchase plan.

     The credit facility is secured by a pledge of all of our assets and imposes financial covenants and requirements on us and contains limitations on our ability to sell material assets, redeem capital stock and pay dividends, among other actions. On March 18, 2002, the Company entered into an amendment to its credit facility. The amendment modified certain restrictive financial covenants for the first three quarters of 2002. As of September 30, 2002 we were in default of the minimum rolling four quarters EBITDA covenant. We have obtained a waiver of this covenant default as of September 30, 2002 and have also obtained an amendment to our credit agreement to modify certain restrictive financial covenants for the fourth quarter of 2002 and each quarter of 2003. The amendment also includes reductions in revolving credit availability and capital expenditure levels for future periods, as well as, an increase to the interest rate margin grid of 25 basis points on all outstanding debt obligations. In effect, the Company will pay higher interest rates on its outstanding debt until its leverage ratio declines to specified levels at which time the interest rate margin grid returns to the margins in effect prior to this latest amendment.

     The credit facility includes term loans with balances as of September 30, 2002 of $10.0 million and $19.8 million, and also provided for a revolving line of credit in the amount of $7.5 million, including a $3.0 million sublimit for swing line advances and a $2.0 million sublimit for standby letters of credit. Availability on the revolving line of credit was reduced to $5.0 million as part of the amendment executed on November 19, 2002. There was $950,000 outstanding on the revolving line of credit, $100,000 on the swing line advance and $620,000 in stand-by letters of credit at September 30, 2002. The credit facility bears interest in accordance with a grid pricing formula based on the achievement of various financial ratios. The formula calls for advances to bear interest ranging from 1.25% to 2.75% above prime rate or 2.50% to 4.00% above the Eurodollar rate. The $100,000 of swing line advance was repaid on October 3, 2002.

     The $10.0 million loan is generally repayable in quarterly installments of $1.2 million until September 30, 2003 and $1.3 million until maturity (August 7, 2004). The $19.8 million loan is repayable in equal quarterly installments of $66,130 until December 31, 2004, at which time the required quarterly payments increase to $3.0 million until September 30, 2005 and $3.9 million until December 31, 2005 with a final payment of $3.4 million due March 31, 2006. The revolver has an annual commitment fee and matures August 7, 2004. As of September 30, 2002, we had $10.0 million outstanding at 4.59%, $19.8 million outstanding at 5.09%, $950,000 in short-term borrowing outstanding at 6.25%, $100,000 in swing line advances at 6.25% and $620,000 in outstanding letters of credit.

     As of September 30, 2002, we had a working capital deficit of approximately $2.7 million compared to a working capital deficit of approximately $3.3 million as of December 31, 2001. The improvement in working capital resulted primarily from decreases in accounts payable, accrued liabilities and deferred revenue partially offset by decreases in cash, deferred tax assets and the increase in outstanding short-term borrowings. We believe that our line of credit availability along with future operating cash flows will be sufficient to meet our working capital and capital expenditure requirements for the next twelve months.

     The following is a schedule of our obligations and commitments for future payments:

(in thousands)	Payments Due by Period

		Less than	1-2	3-4	4 years
Contractual Obligations	Total	1 year	years	years	& after

Short-Term Borrowings	$1,050	$1,050	$0	$0	$0
Long-Term Debt	$29,821	$5,023	$5,552	$11,903	$7,343
Capitalized Lease Obligations	$584	$356	$228	$0	$0
Operating Leases	$10,247	$1,868	$1,734	$1,305	$5,340

Total Contractual Cash Obligations	$41,702	$8,297	$7,514	$13,208	$12,683
Standby Letter of Credit Commitment	$620	$620	$0	$0	$0

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

New Accounting Pronouncements

     On January 1, 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”). SFAS No. 142 supercedes Accounting Principles Board Opinion No. 17, Intangible Assets, and addresses how intangible assets and goodwill should be accounted for and upon and after their acquisition. Specifically, goodwill and intangible assets with indefinite useful lives will not be amortized, but will be subject to impairment tests based on their estimated fair value. Upon adoption, the Company ceased amortization of goodwill totaling $4.1 million, which was previously being amortized over a 20-year period. For the quarter and nine months ended September 30, 2002, this resulted in a reduction of amortization expense of approximately $52,000 and $156,000, respectively. The recorded goodwill will be subject to annual impairment evaluations by the Company, which could result in possible write-downs in future periods if impairments are determined. The Company has completed the transitional goodwill impairment reviews required by SFAS No. 142 as of June 30, 2002. The results of the Company’s evaluation did not indicate that any of the goodwill recorded has been impaired.

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

     In August of 2002, the FASB issued SFAS No. 145, Recission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. This statement rescinds Statement No. 4, which required all material gains and losses from extinguishment of debt to be classified as an extraordinary item, net of related income tax effects. Upon adoption of this statement, extinguishment gains and losses will be classified as ordinary gains and losses in the income statement. The statement is effective for fiscal years beginning after May 15, 2002, resulting in it being effective for the Company on January 1, 2003. The Company does not expect adoption of this statement to have any impact on its results of operations, financial position and cash flows, however, certain extinguishment losses reflected as extraordinary items in prior periods will be reclassified to ordinary expenses.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     The Company is subject to market risk from exposure to changes in interest rates based on our financing and cash management activities. Our exposure relates primarily to our long-term debt obligations that expire in 2004 and 2006. In the event that interest rates associated with these debt obligations were to increase 100 basis points, the annual impact on future cash flows would be approximately $308,000.

Item 4.  Disclosure Controls and Procedures

     As of September 30, 2002, an evaluation was performed under the supervision and with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were satisfactory as of September 30, 2002. There have been no significant changes in the Company’s internal disclosure controls or in other factors that could significantly affect internal disclosure controls subsequent to September 30, 2002.

PART II — Other Information

Item 1. Legal Proceedings

     As a result of the merger with Towne, we assumed certain outstanding litigation against Towne. Except for the lawsuits described below, we are not currently a party to, and none of our material properties is currently subject to, any material litigation.

1. As previously disclosed, Towne, two of its former officers and a current officer are defendants in a securities class action lawsuit filed in November 1999. No class has yet been certified. The complaints allege, among other things, that Towne should have disclosed in the prospectus used for its secondary public offering in June 1999 that it allegedly experienced serious problems with its network infrastructure and processing facilities during the move of its corporate headquarters in June 1999, and that these problems allegedly led to a higher than usual number of customers terminating their contracts during the second quarter. The Parties reached a Settlement Agreement on July 29, 2002 at informal settlement negotiations in Atlanta and anticipate filing a Memorandum of Understanding with the Court after final approval by the insurance carriers. The Settlement Agreement will also need final approval by the Court, and counsel for Defendants estimate it will take a minimum of twelve months for the Court to approve all substantive issues related to the class-action settlement.

2. Another lawsuit arises out of Towne’s acquisition of Banking Solutions, Inc. (“BSI”) through a stock purchase made by its subsidiary, BSI Acquisition Corp., in December 1998. Plaintiff Edward Sullivan, Jr. was employed by BSI. Sullivan alleges, among other things, that he had a buy-out agreement with BSI and certain BSI shareholders under which, in certain circumstances, Sullivan was to receive a commission based on the gross sales price paid by any purchaser of BSI. Sullivan contends that BSI and the other shareholders allegedly fraudulently induced him to release them from the agreement by fraudulently misrepresenting the gross sales price paid by Towne Services’ subsidiary in the stock purchase. Sullivan contends that Towne Services is liable to him as the successor to BSI, and also for allegedly tortiously interfering with the agreement. Sullivan also contends Towne Services conspired with the other defendants to misrepresent the “gross purchase price.” We deny all allegations of the petition. Mr. Sullivan and his wife seek an unspecified amount of damages including a percentage of the gross sales price paid by Towne Services’ subsidiary for the acquisition of BSI, as well as punitive damages, attorneys’ fees, and pre-judgment and post-judgment interest. On July 15, 2002, the District Court of Collin County, Texas granted our motion for summary judgment on all claims. The Plaintiffs failed to exercise any right to appeal.. We contend that we are entitled to indemnification from the BSI shareholders for our expenses in defending this action. Specifically, the BSI stock purchase agreement provides that the BSI shareholders will indemnify us against any claims, damages, liabilities, costs and expenses (including reasonable attorneys’ and accountants’ fees and expenses) we suffer that arise out of any breach of the representations made by BSI in the agreement, provided that the aggregate amount of all such claims, etc. exceeds $100,000. It is anticipated that legal action will ensue to enforce the provisions of the indemnification clause of the BSI stock purchase agreement.

3. Towne Services, Inc. has also sought relief in the U.S. District Court, Southern District of Mississippi in a companion case. Towne Services, Inc., and Banking Solutions, Inc. v. The Merchants Financial Services Group, LLC d/b/a Merchants Financial Services; AmFed Companies, LLC; Clipper Technologies, LLC; The Clipper Group, Inc.; and Prominent Technologies, LLC. This case was filed on July 24, 2001, and is an action for copyright infringement under the Copyright Act of 1976, 17 U.S.C. § 101, et seq., and related claims of misappropriation of trade secrets and tortuous interference with contractual relations. The suit alleges that former customers of Towne Services (a Mississippi bank and an affiliated insurance company) have developed and are using and marketing a software program, A/R Navigator, that is an improper copy of and a misappropriation of trade secrets in the Company’s Cash Flow Manager. It also alleges that several former employees of the Company (the Clipper Group) are marketing the copied service to banks including customers of the Company. Towne Services, Inc. has requested an independent comparison of the Cash Flow Manager software and the A/R Navigator software. At this point, it is anticipated that settlement negotiations between the parties will commence by December 31, 2002.

The Company is subject to various other legal proceedings, tax matters and other claims which arise in the ordinary course of business. In the opinion of management, the amount of any ultimate liability with respect to these actions will not materially affect the financial position of results of operations of the Company.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

3.1 -	Amended and Restated Charter of the Company (incorporated by reference to exhibit 3.1 to the Company’s registration statement on Form S-1)

3.2 -	Amended and Restated By-laws of the Company (incorporated by reference to exhibit 3.2 to the Company’s registration statement on Form S-1)

10.4.8	Amendment No. 8 to Credit Agreement - November 19, 2002

99.1 -	Certificate of CEO and CFO pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

No reports on Form 8-K were filed by the Company during the three months ended September 30, 2002.

     1.     Signatures

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Private Business, Inc. (Registrant)

Date:	November 19, 2002	By: /s/ Thomas L. Black

Thomas L. Black Chief Executive Officer

Date:	November 19, 2002	By: /s/ Gerard M. Hayden, Jr.

Gerard M. Hayden, Jr. Chief Financial Officer

CERTIFICATIONS

I, Thomas L. Black, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Private Business Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 19, 2002

By: /s/ Thomas L. Black Thomas L. Black Chief Executive Officer

CERTIFICATIONS

I, Gerard M. Hayden, Jr., certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Private Business Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 19, 2002

By: /s/ Gerard M. Hayden, Jr. Gerard M. Hayden, Jr. Chief Financial Officer