Form 10-Q/A
period 2002-03-31
PRIVATE BUSINESS INC
filed 2002-11-20
CIK 1069469

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

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

     This amendment to the Private Business, Inc. Quarterly Report on Form 10-Q for the quarterly period March 31, 2002 is being filed to add a financial statement footnote (Note K to the consolidated financial statements) to disclose business segment information.

PRIVATE BUSINESS, INC.

Form 10-Q

For Quarter Ended March 31, 2002

INDEX

Page No.

Part I – Consolidated Financial Statements
Item 1 – Unaudited Condensed Consolidated Balance Sheets As of March 31, 2002 and December 31, 2001	3
Unaudited Condensed Consolidated Statements of Operations for the three months ended March 31, 2002 and 2001	4
Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2002 and 2001	5
Notes to Unaudited Condensed Consolidated Financial Statements	6 -12
Item 2 – Management’s discussion and analysis of financial condition and results of operations	13 - 22
Item 3 – Quantitative and qualitative disclosures about market risk	22
Part II – Other Information
Item 1 – Legal Proceedings	22 - 24
Item 6 – Exhibits and reports on Form 8-K	25
Signatures	26
Certifications	27 - 28

PRIVATE BUSINESS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS — UNAUDITED

	March 31,	December 31,
(dollars in thousands)	2002	2001

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,707	$2,648
Accounts receivable — trade, net of allowance for doubtful accounts of $225 and $258, respectively	8,036	8,073
Accounts receivable — other	281	314
Deferred tax assets	2,171	2,130
Other current assets	2,014	1,164

Total current assets	14,209	14,329

PROPERTY AND EQUIPMENT, NET	8,419	8,336
PROPERTY AND EQUIPMENT HELD FOR SALE	36	2,036
OTHER ASSETS:
Software development costs, net	1,419	1,461
Deferred tax assets	3,092	4,835
Intangible and other assets, net	10,332	10,559

Total other assets	14,843	16,855

Total assets	$37,507	$41,556

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable	$3,093	$3,617
Accrued liabilities	4,758	7,102
Dividends payable	455	415
Deferred revenue	1,180	1,126
Short-term borrowings	1,400	0
Current portion of long-term debt and capital lease obligations	5,214	5,394

Total current liabilities	16,100	17,654

OTHER NONCURRENT LIABILITIES	1,171	1,354
LONG-TERM DEBT, net of current portion	27,879	31,109
CAPITAL LEASE OBLIGATIONS, net of current portion	420	516

Total liabilities	45,570	50,633

COMMITMENTS AND CONTINGENCIES
PREFERRED STOCK, series B convertible, no par value; 20,000,000 shares authorized, 40,031 shares issued and outstanding	114	114
STOCKHOLDERS’ DEFICIT:
Common stock, no par value; 33,333,333 shares authorized; shares issued and outstanding, 13,965,908 and 13,901,423, respectively	0	0
Additional paid-in capital	(7,389)	(7,464)
Accumulated deficit	(788)	(1,727)

Total stockholders’ deficit	(8,177)	(9,191)

Total liabilities and stockholders’ deficit	$37,507	$41,556

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

K. Segment Information

     Prior to 2001, the Company operated in one business segment, accounts receivable financing. As a result of the Company’s merger with Towne in August 2001, it now operates in a second business segment, retail inventory forecasting. The Company accounts for segment reporting under SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. Since the Company operated in one business segment prior to August of 2001, prior year segment information is not presented. Additionally, no corporate overhead costs or interest have been allocated to the retail inventory forecasting segment, but are included in the accounts receivable financing segment costs.

     The following table summarizes the financial information concerning the Company’s reportable segments from continuing operations for the three months ended March 31, 2002.

	Three Months Ended
	March 31, 2002

	Accounts	Retail
	Receivable	Inventory
(in thousands)	Financing	Forecasting	Total

Revenues	$11,875	$2,745	$14,620
Income before taxes and extraordinary item	$1,239	$422	$1,661
Assets	$32,485	$5,022	$37,507
Total expenditures for additions to long-lived assets	$876	$0	$876

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

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits

3.1	—	Amended and Restated Charter of the Company (incorporated by reference to exhibit 3.1 to the Company’s registration statement on Form S-1)

3.2	—	Amended and Restated By-laws of the Company (incorporated by reference to exhibit 3.2 to the Company’s registration statement on Form S-1)

99.1	—	Officer certification

     (b)  Reports on Form 8-K

No reports on Form 8-K were filed by the Company during the three months ended March 31, 2002.

Signatures

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Private Business, Inc. (Registrant)

Date: November 14, 2002	By: /s/ Thomas L. Black

Thomas L. Black Chief Executive Officer

Date: November 14, 2002	By: /s/ Gerard M. Hayden, Jr.

Gerard M. Hayden, Jr. Chief Financial Officer

CERTIFICATIONS

I, Thomas L. Black, certify that:

1.	I have reviewed this quarterly report on Form 10-Q/A of Private Business Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

November 14, 2002	/s/	Thomas L. Black Thomas L. Black Chief Executive Officer

CERTIFICATIONS

I, Gerard M. Hayden, Jr., certify that:

1.	I have reviewed this quarterly report on Form 10-Q/A of Private Business Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

November 14, 2002	/s/	Gerard M. Hayden, Jr. Gerard M. Hayden, Jr. Chief Financial Officer