Form 10-Q/A
period 2002-06-30
PRIVATE BUSINESS INC
filed 2002-11-20
CIK 1069469

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

     This amendment to the Private Business, Inc. Quarterly Report on Form 10-Q for the quarterly period June 30, 2002 is being filed to add a financial statement footnote (Note K to the consolidated financial statements) to disclose business segment information.

PRIVATE BUSINESS, INC.

Form 10-Q

For Quarter Ended June 30, 2002

INDEX

		Page No.

Part I – Consolidated Financial Statements
Item 1 –	Unaudited Consolidated Balance Sheets As of June 30, 2002 and December 31, 2001	3
	Unaudited Consolidated Statements of Operations for the three months ended June 30, 2002 and 2001	4
	Unaudited Consolidated Statements of Operations for the six months ended June 30, 2002 and 2001	5
	Unaudited Consolidated Statements of Cash Flows for the six months ended June 30, 2002 and 2001	6
	Notes to Unaudited Consolidated Financial Statements	7 -14
Item 2 –	Management’s discussion and analysis of financial condition and results of operations	15 - 25
Item 3 –	Quantitative and qualitative disclosures about market risk	25
Part II – Other Information
Item 1 –	Legal Proceedings	25 - 27
Item 6 –	Exhibits and reports on Form 8-K	27 - 28
Signatures		29
Certifications		30 - 31

PRIVATE BUSINESS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS – UNAUDITED

	June 30,	December 31,
(dollars in thousands)	2002	2001

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$852	$2,648
Accounts receivable — trade, net of allowance for doubtful accounts of $239 and $258, respectively	8,124	8,073
Accounts receivable — other	449	314
Deferred tax assets	1,824	2,130
Other current assets	2,521	1,164

Total current assets	13,770	14,329

PROPERTY AND EQUIPMENT, NET	7,655	8,336
PROPERTY AND EQUIPMENT HELD FOR SALE	653	2,036
OTHER ASSETS:
Software development costs, net	1,444	1,461
Deferred tax assets	2,979	4,835
Intangible and other assets, net	11,092	10,559

Total other assets	15,515	16,855

Total assets	$37,593	$41,556

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable	$2,094	$3,617
Accrued liabilities	5,203	7,102
Dividends payable	495	415
Deferred revenue	526	1,126
Short-term borrowings	2,650	0
Current portion of long-term debt and capital lease obligations	5,349	5,394

Total current liabilities	16,317	17,654

OTHER NONCURRENT LIABILITIES	990	1,354
LONG-TERM DEBT, net of current portion	26,597	31,109
CAPITAL LEASE OBLIGATIONS, net of current portion	299	516

Total liabilities	44,203	50,633

COMMITMENTS AND CONTINGENCIES
PREFERRED STOCK, series B convertible, no par value; 20,000,000 shares authorized, 40,031 shares issued and outstanding	114	114
STOCKHOLDERS’ DEFICIT:
Common stock, no par value; 33,333,333 shares authorized; shares issued and outstanding, 14,026,057 and 13,901,423, respectively	0	0
Additional paid-in capital	(7,244)	(7,464)
Accumulated deficit	520	(1,727)

Total stockholders’ deficit	(6,610)	(9,077)

Total liabilities and stockholders’ deficit	$37,593	$41,556

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

K. Segment Information

     Prior to 2001, the Company operated in one business segment, accounts receivable financing. As a result of the Company’s merger with Towne in August 2001, it now operates in a second business segment, retail inventory forecasting. The Company accounts for segment reporting under SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. Since the Company operated in one business segment prior to August 2001, prior year segment information is not presented. Additionally, no corporate overhead costs or interest have been allocated to the retail inventory forecasting segment, but are included in the accounts receivable financing segment costs.

     The following table summarizes the financial information concerning the Company’s reportable segments from continuing operations for the three and six months ended June 30, 2002.

	Three Months Ended
	June 30, 2002

	Accounts	Retail
	Receivable	Inventory
(in thousands)	Financing	Forecasting	Total

Revenues	$12,056	$2,559	$14,615
Income (loss) before taxes and extraordinary item	$2,261	$(50)	$2,211
Assets	$31,248	$6,345	$37,593
Total expenditures for additions to long-lived assets	$1,026	$0	$1,026

	Six Months Ended
	June 30, 2002

	Accounts	Retail
	Receivable	Inventory
(in thousands)	Financing	Forecasting	Total

Revenues	$23,931	$5,304	$29,235
Income before taxes and extraordinary item	$3,499	$372	$3,871
Assets	$31,248	$6,345	$37,593
Total expenditures for additions to long-lived assets	$1,902	$0	$1,902

L.	New Accounting Pronouncements

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

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

3.1	–	Amended and Restated Charter of the Company (incorporated by reference to exhibit 3.1 to the Company’s registration statement on Form S-1)

3.2	–	Amended and Restated By-laws of the Company (incorporated by reference to exhibit 3.2 to the Company’s registration statement on Form S-1)

10.1	–	Acquisition agreement for Retail Access Management (incorporated by reference to exhibit 10.1 to the Company’s initial filing of this quarterly report on Form 10-Q)

99.1	–	Officer certification

(b)	Reports on Form 8-K

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