Form 10-K
period 2002-12-31
PRIVATE BUSINESS INC
filed 2003-04-15
CIK 1069469

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549
FORM 10-K

CHECK ONE:
[x]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED] FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002, OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES ACT OF 1934 [NO FEE REQUIRED] FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER 000-25959

PRIVATE BUSINESS, INC.

(Exact name of Registrant as specified in its charter)

TENNESSEE (State or other jurisdiction of Incorporation or organization)	62-1453841 (I. R. S. Employer Identification No.)

9020 OVERLOOK BOULEVARD BRENTWOOD, TENNESSEE (Address of principal executive offices)	37027 (Zip Code)

(615) 221-8400
(Registrant’s telephone number, including area code)

Securities to be registered pursuant to Section 12(b) of the Act:

None

Securities Registered Pursuant to Section 12(g) of the Act:

Common Stock, no par value

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.
Yes [x]   No [   ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [   ]   No [x]

     The aggregate market value of Registrant’s voting stock held by non-affiliates of the Registrant, computed by reference to the price at which the stock was sold, or average of the closing bid and asked prices, as of June 28, 2002, was approximately $51,898,000.

     On March 31, 2003, 14,064,008 shares of the Registrant’s no par value Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant’s definitive proxy statement for its 2002 annual meeting of stockholders are incorporated by reference into Part III, Items 10, 11, 12 and 13 of this Form 10-K.

PART I

Item 1	Business	2
Item 2	Properties	19
Item 3	Legal Proceedings	19
Item 4	Submission of Matters to a Vote of Security Holders	20

PART II

PART III

Item 10	Directors and Executive Officers of the Registrant	32
Item 11	Executive Compensation	32
Item 12	Security Ownership of Certain Beneficial Owners and Management
	and Related Stockholder Matters	32
Item 13	Certain Relationships and Related Transactions	32
Item 14	Disclosure Controls and Procedures	32

PART IV

Item 15	Exhibits, Financial Statement Schedules, and Reports on Form 8-K	32

PART I

Item 1. Business.

Recent Developments

     New Chief Executive Officer. On January 31, 2003, Private Business, Inc. (“Private Business” or the “Company”) announced that Henry M. Baroco, the current President and Chief Operating Officer, was named our Chief Executive Officer, replacing Thomas L. Black. Mr. Baroco has been with the Company since its merger with Towne Services, Inc. where he also served as the President and Chief Operating Officer. Prior to joining Towne, Mr. Baroco was Senior Vice President of Sales and Marketing for Norwest Equipment Finance.

     Resolution of Credit Facility Default. On January 27, 2003, the Company announced that it was in non-monetary default of certain financial covenants under the terms of its credit facility for the quarter ended December 31, 2002. On April 11, 2003, we obtained an amendment to the credit facility that waives such default and amends financial and certain non-financial covenants. The amended credit facility also requires us to pay certain fees to our lenders, increases the interest rates payable under the credit facility and requires us to take certain other actions. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.” Although we expect to be in compliance with the amended covenants throughout 2003, there can be no assurance the Company will remain in compliance with these covenants. Non-compliance with these covenants could have a material adverse impact to the Company’s operating and financial results.

     Acquisition of Business. On May 28, 2002 we completed the acquisition of the retail planning division of CAM Commerce (“CAM”) known as Access Retail Management for $800,000 in cash. Simultaneously, we entered into a strategic alliance agreement with CAM to become an exclusive reseller of CAM’s Retail STAR point of sale system. The acquired division operates under virtually the same model as that of our RMSA group, which focuses on retail inventory management and forecasting services.

     Introduction of New Product Lines. Part of our strategy is to capitalize on our relationships with existing banks and small businesses by offering value added products and services at competitive prices. To that end we have undertaken several initiatives to expand our product offerings, in both the Business Manager and RMSA segments.

     During 2002, we introduced two products: Insurance Manager and Line Manager. The concept behind Insurance Manager is similar to our flagship product, Business Manager. Insurance Manager allows smaller community banks to offer an array of insurance products that the bank could not otherwise afford to do. Changes in the regulatory environment now allow banks to own insurance brokerages or offer similar services. Larger banks have entered the insurance market by acquiring brokerages. Smaller banks, which need to compete with larger banks, don’t have the capital or management staff to make a similar acquisition. We believe that our product, Insurance Manager, gives banks the ability to enter new insurance markets in a cost effective manner.

     LineManager is an information tool, enabling asset-based lenders to monitor the activity and quality of the assets that are the collateral to the loans. Our product automates and electronically updates the borrowing base in a real-time environment. We believe that much of the processing and reporting for asset based lending arrangements is currently done on a manual basis in cycles geared more toward the calendar than the actual underlying business activity.

     LineManager, which is offered on an application service provider or “ASP” basis, brings together in an on-line environment data drawn directly from a debtor’s financial and accounting system with parameters set up in our system by the debtor’s lending bank.

     Because the data exchange and reporting downloads can be done at almost any time, we believe that LineManager gives asset-based lenders access to higher quality credit information while debtors have a lower cost of administration and compliance for their outstanding loan balances.

     Subsequent to December 31, 2002 we had also begun work on the next in our series of management tools, Collection Manager and Identification Manager. Collection Manager is designed to allow banks or merchants to direct slower paying accounts to an agency for follow-ups. Because we have already established databases and electronic connectivity, we believe that we can offer merchants low cost, efficient and timely access to collection services. We do not bear any collection risk on the accounts sent for collection.

     Federal legislation commonly known as the USA Patriot Act requires that financial institutions, including banks, verify the identity of potential and existing account holders. Section 326 of the USA Patriot Act contains the specific verification requirements for financial institutions.

     We are marketing a product, Identification Manager, as a service that allows small community banks a cost effective way to comply with Section 326 of the USA Patriot Act. Identification Manager is a secure Internet based system that cross checks customer information against a compilation of more than one billion public records and databases. We believe that Identification Manager’s compliance service also can easily integrate into other existing bank processes as well as maintain an electronic record of all account information submitted, screened and matched against databases.

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

     The Business Manager solution enables our network of over 600 client banks to purchase account receivables from their small business customers. The banks then process, bill and track those receivables on an ongoing basis. A major component of our solution is sales and marketing support for our client banks and we work with these institutions to design, implement and manage the sale of Business Manager accounts receivable financing services to their small business customers. We help these banks reach customers they might not otherwise access because of cost or system constraints. Some banks will perform the basic administrative and detail transaction processing within their own organizations. Others rely on us for this infrastructure and support, which we provide through our product, Private Business Processing (“PBP”). In addition to maintaining the Business Manager software and databases related to the accounts receivable financing service, the PBP product also provides staffing for transaction support and more efficient banking services such as lockboxes with automated clearing house transactions, accelerating funds flow and account credits.

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

     Typically, we provide our services under exclusive long-term contracts with client banks with terms ranging from three to five years with automatic renewals for a predefined term thereafter. We receive initial fees for set-up and participation fee payments equal to a percentage of every receivable purchased by the banks. Some contracts with banks contain performance or deferred payment terms that we must satisfy in order for us to begin receiving payment from the bank and recognizing revenue. During 2002, approximately 66% of our total consolidated revenue resulted from participation fee payments.

     During 2002, our network of client banks purchased approximately $5.25 billion of accounts receivable from approximately 4,500 small businesses.

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

     The Company’s principal executive offices are located at 9020 Overlook Boulevard, Brentwood, Tennessee 37027, and its telephone number at that address is (615) 221-8400.

Industry Background

Community Banks and Small Businesses

     As of December 31, 2002, the Federal Deposit Insurance Corporation (“FDIC”) listed 9,500 institutions as FDIC insured. We believe that approximately 5,000 of these banks are candidates for our Business Manager program.

     Dun & Bradstreet tracks approximately 13.4 million small businesses in the U.S. with less than $25.0 million of annual sales. Private Business believes that approximately 4.8 million of these businesses are potential prospects for the Business Manager system based on their size, industry and receivables patterns.

     The capital markets in which community banks and small businesses operate in are driven by several key forces including:

•	Financing for Small Businesses. Many small businesses are growing rapidly and are financially sound but are not eligible for sufficient traditional bank financing. We believe that, for many of these small businesses, the need for working capital is a significant obstacle to growth, and that these businesses spend much time, money and effort on receivables and cash management. Traditional banks may be unwilling to provide financing to small businesses for a number of reasons such as the particular small business’s lack of credit history or the industry or geographic areas in which a particular small business operates. In other cases, businesses have reached their bank’s credit limit for traditional bank financing.

•	Competitive Forces. Community banks compete for deposits and business against larger banks with more resources, but want to attract and retain small business customers using alternative financing products. In response to the competitive pressures arising from deregulation and consolidation, many community banks are adapting their business practices to meet these new challenges. According to the FDIC, strategies for coping with these pressures include:

•	outsourcing business functions.

•	expanding the use of non-traditional financing.

•	partnering with non-bank service providers.

•	emphasizing personalized services and developing niches or specialty offerings to serve a broader customer base.

•	At the same time, given the limited asset base of community banks and the need to improve margins, the adoption of these strategies must take into account the need to control operating expenses, maintain proper risk control and minimize operating complexity.

•	Cost Pressures. Community banks’ size does not allow them to incur the full cost of receivables financing marketing, management and monitoring. Despite the fact that the small business sector provides a very large and potentially profitable market opportunity, financial service providers have encountered difficulty in managing cost-effective sales and support of targeted financial services to small businesses. Community banks have generally provided basic financial services such as business deposit accounts, credit card merchant services, and, in some instances, traditional lines of credit to small businesses. However, these banks typically have been unable to provide small businesses with more sophisticated cash management products such as accounts receivable or lease financing services.

•	Electronic Commerce Services. The market for electronic commerce products and services in the United States has grown dramatically in recent years. The financial sector has been a major user of outsourced electronic commerce services. Examples of outsourced electronic commerce applications in this sector include electronic authorization, processing and settlement of credit card transactions and electronic data interchange. Most of the outsourced electronic commerce activity in the financial sector has focused on servicing larger merchants and businesses. However, small businesses have many of the same financial needs as large businesses and also some unique needs particularly suited for electronic commerce outsourcing. While small businesses have taken advantage of certain outsourcing and/or electronic commerce services such as credit card and merchant services, other services generally have been unavailable in the small business credit and cash management market.

•	Regulation and Regulatory Oversight. Regulators continue to emphasize to banks the need to improve monitoring and risk evaluation for asset-based investments. In addition, changes in laws and regulations have placed both competitive and compliance pressures on both community banks and small businesses.

Our Business Manager Solution

     Business Manager is an integrated solution that includes targeted marketing services, software, online electronic transaction processing, and ongoing support. Business Manager enables the management of accounts receivable financing for banks, from the purchase of receivables from small businesses to the ongoing processing, billing and tracking of these receivables. The banks either process the transactions themselves or outsource this activity to our in-house PBP processing facility. To automate the process further, we offer electronic links for the banks and their small business customers through secure connections to our Internet portal, BusinessManager.com.

     Our extensive network of local sales consultants, or Business Development Managers (“BDMs”), helps our client banks develop new marketing strategies and facilitate the market penetration of Business Manager. Once a client bank contracts to utilize Business Manager, our Business Development Managers help the client banks design, implement and manage the sale of the Business Manager accounts receivable financing program to the client banks’ small business customers and prospects. Utilizing a database of likely small business customers of the program, the Business Development Managers generally work directly with the client banks’ commercial loan officers to target and meet with qualified small business customers as part of the direct sale of the program to these businesses. Once the client bank has signed up a new small business customer, our Business Development Managers continue to work with the small business customer in conjunction with the bank loan officer to ensure proper implementation and post-implementation support. We also help design the appropriate procedures and controls to successfully implement Business Manager in order to minimize risk to our client banks.

     Business Manager allows banks to provide differentiated, higher-margin financial services to their existing small business customers and new prospects without incurring the cost of internal technology development and additional personnel. Business Manager can benefit our client banks by:

•	increasing their revenues with high margin fee income.

•	creating additional relationships with their existing small business customers.

•	attracting new small business customers.

•	improving access to small business customers’ financial information, enabling better credit decisions.

     Business Manager can also benefit a bank’s small business customers by:

•	improving cash flow and making funds available for growth.

•	providing customized aging, sales and customer balance reports.

•	reducing management time, effort and cost associated with billing and tracking receivables.

•	improving receivables tracking and payment by involving the bank.

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

Strategy

     Our strategy is focused on internal growth within our two main business units: accounts receivable-cash flow financing (Business Manager) and retail inventory forecasting (RMSA). We believe that each segment offers unique opportunities.

     In the Business Manager segment, we are devoting substantial resources to creating revenue and sales growth for our flagship product, Business Manager. To accomplish this, we have recently realigned our sales organization structure. This modified structure created four geographic regions and moved both our bank sales and merchant (BDM) sales forces under the same management by geographic region. We anticipate that this will result in better and more focused management of our Business Manager customer portfolio.

     We are also increasing the size of our BDM sales force to a target size of 55 as well as adding “inside” sales positions to complement each of the four regional sales teams. We anticipate that the additional sales personnel in these positions will increase the number and quality of leads and prospective merchants for funding at our client banks.

     To address retention of existing clients and accelerating the activation of new banks, we also reorganized some of our personnel and functions into account management teams. These teams were created at no additional cost, and we believe that they have already made considerable improvements in customer service and bringing banks to activation in a more timely manner.

     Finally, we believe that Business Manager can be improved or expanded with the integration of new services or technological enhancements that expand the number of merchants who could benefit from the program and that encourage banks to undertake additional accounts receivable funding programs targeted at small businesses.

     New Products and Services. In addition to re-generating growth in Business Manager revenues, we believe that new products and services complementary to our existing business offer further opportunities to take advantage of our strategic assets. We believe that we possess three distinct avenues for business expansion.

Distribution Channels	•	We currently have contracts with over 600 banks and 5,000 merchants through Business Manager and RMSA.

	•	B/M Exchange, our Internet based bi-lateral communication network connects us to our client banks, giving us the ability to expand or build upon electronic commerce and transactions.

Sales Force	•	Between our Business Manager and RMSA sales forces, Private Business has over 100 sales representatives calling on community banks and small businesses across the country each day.

	•	As part of the development of our existing products and services, we have interfaces with the most common accounting and financial management systems in use today. We believe that this gives us the possibility of using this work as a foundation for introducing new financial services and products.

Congruity and Compatibility	•	Because our existing products currently respond to their needs, we have the ability to assist community banks and small businesses deal with the cost pressures and exception type processing issues they face.

     Our new products as mentioned elsewhere in our filing, Insurance Manager, LineManager, Collection Manager and Identification Manager, are examples of how we expect to broaden our products, services and customer bases.

     We believe that the RMSA business unit has several growth opportunities. In addition to a wealth of experience amongst its analysts, we believe that RMSA’s proprietary database and factor files offer us the opportunity to complement our service to small retailers with a database or information related products. To that end, RMSA has recently introduced Freedom, an Internet based reporting process speeding the delivery time of forecast reports to many of our clients.

     Acquisitions and Alliances. The market for financial services offered to community banks, small businesses and retail establishments is fragmented and our industry is still in its formative stage. We believe there is an opportunity for strategic transactions such as licensing, alliances or other partnerships that create ways to broaden our product portfolio and assist us in delivering our services efficiently. We will continue to evaluate and pursue strategic transactions to better position our business. We also believe that both our receivables financing business and our

RMSA retail service are candidates for new product expansion by way of alliances and other transaction structures. In addition to the initiatives described elsewhere in this filing, we continually review and evaluate such ideas.

Products & Services

Receivables Financing Business.

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

     As of March 15, 2003, we employed approximately 48 full-time Business Development Managers (“BDM”), including 4 Regional Directors. Each BDM is responsible for 1 to 15 banks, depending on bank size and market potential, with the typical Business Development Manager responsible for 10 banks. The BDM and the client bank work together, using the market analysis, to develop a prospect list of the bank’s small business customers who would be likely Business Manager users. The master prospect list is prioritized, and, together, the client bank and a BDM approach the businesses on that list. As a follow-up, a BDM periodically contacts small business customers on the system to help the client bank retain their small business customers.

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

     Processing Services. Our Service Center can perform for the client bank and its small business customers all the processing and service functions that would normally be performed by the client bank’s operations staff. With this option, the Service Center provides all data entry, account set-up, batch processing, lockbox maintenance, preparation and mailing of statements and confirmation letters, invoicing and response to customer service inquiries. The client bank retains the decision-making responsibility for credit underwriting and for monitoring the small businesses’ daily financial transaction activity.

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

     Risk Management Procedures. The Business Manager solution also assists client banks with credit risk management, using a variety of tools, including:

•	Underwriting Control. The client bank, using their own credit underwriting procedures,

decides which businesses participate in Business Manager and approves limits on the amount of receivables to be purchased from those businesses.

•	Monitoring Capability. Information provided by the Business Manager software enables the bank to monitor the payment performance of the receivables, to detect trends in the business that may impact the bank’s risk, and to facilitate confirmation of outstanding receivables.

•	Primary Source of Payment. The receivables purchased by the bank are the primary source of payment. In most cases, a small business’ customer makes payment of the receivables directly to the client bank.

•	Reserve. As the client bank buys receivables from small businesses, a portion of the purchase price is deposited into a reserve account to protect the client bank against potential losses on the receivables. The reserve is adjusted each month to reflect the condition of the receivables.

•	Repurchase Obligation. The small business maintains ultimate responsibility for accounts receivable collection. Receivables that age beyond a designated period (typically 90 days) are repurchased by the small business. Client banks may require additional collateral and personal guarantees to secure the repurchase obligation.

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

LineManager

     LineManager is an information tool, allowing asset-based lenders the ability to monitor the activity and quality of the assets that are the collateral to the loans. Our product, in essence, automates and electronically updates the borrowing base in a virtual real-time environment. We believe that much of the processing and reporting is currently done on a manual basis in cycles geared more toward the calendar than the actual underlying business activity.

     LineManager, which is offered on an application service provider or “ASP” basis, brings together in an on-line environment data drawn directly from a debtor’s financial and accounting system with parameters set up in our system by the bank.

     Because the data exchange and reporting downloads can be done at almost any time, we believe that we give asset-based lenders access to tighten quality audit information while debtors have a lower cost of administration and compliance for their outstanding loan balances.

RMSA Retail Inventory Forecasting and Management

     Our RMSA division provides retail inventory forecasting and management services, usually in the form of a monthly report to each retail client, using factor files. Factor files are a series of proprietary algorithms developed by RMSA over the years which collate actual sales data from like classes of merchandise. We assign a retail consultant to each client who then helps the retail customer to interpret the information about what merchandise to buy and sell.

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

     Other bank credit officers and relationship managers periodically receive training in the business development and risk management aspects of the program, either at the bank site or at mini-conferences held at various locations around the country.

     In addition to training, we offer a variety of support services to our client banks, including:

•	Account Management. Account Management, an extension of our sales business units, is comprised of four teams of specialists with Insurance, Financial Management and Electronic Commerce experience dedicated to the activation and retention of our client base. This team monitors all account activity for the first 30 to 60 days a client participates on the program by overseeing rate set-up, funding and training procedures. A key component for success is the electronic transmittal of information between our clients via our BusinessManager.com Web portal. This tool provides not only the conduit for data sharing, but also consists of training resources, including marketing materials and operational reference guides. To help ensure long-term retention, Account Management provides risk management training to our banks and assists them in securing the appropriate insurance products.

•	Support Services. We maintain a support department that handles approximately 127,000 calls annually and is available five days a week from 7 am to 7 pm (Central Time) to field questions from client banks and small business customers to resolve any problems that may be encountered during processing.

•	Bank Services. Our bank services department works with client banks on a variety of banking issues that arise related to the Business Manager solution, including dealing with regulatory matters, documentation, credit policies, risk management and operational issues.

•	Field Support. Our regionally placed field support technicians visit client banks periodically to examine their processing procedures, and they are available for on-site troubleshooting.

Sales and Marketing

Receivables Financing Business

     Our sales effort is focused on marketing Business Manager to banks and their small business customers.

     The Business Manager product has one sales force aligned into four geographic regions led by four Directors of Sales. Each regional sales group has bank sales people and business development managers. The bank sales people will work with client banks up to the point at which the bank signs a contract, attends training and has our Business Manager system implemented and ready to add merchants. After the above occurs, a member of the other part of our sales force is assigned to each client bank. These are our BDMs, whose responsibility is to identify prospective businesses and merchants to the bank for receivables purchases and financing. The BDMs assume the role as our primary day to day contact point for banks and businesses. The BDMs cover all fifty states as part of the allocation of territories.

     We employ marketing analysts who are responsible for the design and production of internal and external marketing materials to assist our banks in finding small businesses who can benefit from the Business Manager program. These marketing professionals also attend trade shows and coordinate various marketing programs, such as direct mail campaigns and conferences.

Retail Planning Services

     We sell and market our retail planning services through consultants and analysts situated throughout the United States and Canada. As of March 15, 2003, we employed 54 such consultants and analysts. The average RMSA analyst has been with RMSA for more than 13 years and has more than 20 years experience in the retail sector.

Customers and Contracts

Receivables Financing Business

     As of December 31, 2002, Business Manager was licensed to over 900 banks of which approximately 640 fund merchants on a monthly basis. No client bank contributed more than five percent of our revenue in 2000, 2001 or 2002. Our network of client banks purchased approximately $5.25 billion of accounts receivable from approximately 4,500 small businesses during 2002.

     Historically, there are two basic components in the typical agreement between Private Business and a client bank. A bank may pay an initial fee upon execution of the agreement and an annual fee on each anniversary date thereafter. The bank may also pay additional license fees contingent upon Business Manager achieving specified milestones during the contract period. Examples of milestones include, but are not limited to, the number of merchants using the program through the bank, or a specified funding level. Our total license fees earned at a particular bank can vary based on the contract structure and any milestones built into it.

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

     The agreements generally have terms of three to five years plus provisions that the bank pay ongoing fees on all accounts transferred to a similar program for a period of 48 months after termination. In addition, we charge an annual software fee.

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

     We also provide client banks with a standard Business Manager agreement form to be used between the client bank and its small business customers. Private Business is not a party to this agreement, but the general form of the agreement provides that the bank will purchase up to a set amount of the small business’s accounts receivable for the face amount less a discount. The Business Manager agreement provides that the bank will establish an interest-bearing reserve account for the benefit of the small business and will deposit a portion (generally between 10 percent and 20 percent) of the face amount of each receivable purchased into such reserve account. The agreement further provides that the bank may require the small business to repurchase all or any portion of any receivable if any minimum payment remains unpaid after a designated period (generally 90 to 120 days). These agreements have a term of one year and are automatically extended for additional one-year periods, but may be terminated without penalty by either party upon 60 days written notice.

Retail Planning Services

     RMSA works with approximately 1,050 retailers, representing more than 5,000 store locations throughout the United States, Canada and South America. Although most customers are local or regional retailers, RMSA consults with Sears and a Canadian retailer, Cotton Ginny, with approximately 285 stores.

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

     The in-house, or PBP version, supports larger numbers of concurrent users. Computers from Sun, running the Solaris UNIX operating system, provide the increased capacity. Additionally, this version provides Internet-based reporting to our PBP customers.

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

LineManager Product

     The LineManager product allows our bank clients to monitor and manage commercial lines of credit easier and more effectively. LineManager is a unique and comprehensive Web-based program that provides banks with collateral data that is transmitted over the Internet to the bank directly from a commercial borrower’s accounting software.

     LineManager not only streamlines monitoring procedures, it also provides banks with a tool to improve loan reviews and regulatory exams, eliminate and resolve problem assets proactively, eliminate the time-consuming paperwork and administrative tasks that come along with “paper” monitoring procedures, and gives banks the power to take control of commercial lines of credit.

     The LineManager system is a secure web based online system built on Sun servers, with an Oracle database platform. The LineManager system is available to any client computer system with Internet connection and industry standard web browser software including Windows and Unix systems.

Other New Products

     Subsequent to December 31, 2002 we have also introduced two additional new services: Collection Manager and Identification Manager. As more fully described elsewhere in this filing, Collections Manager provides our merchant clients with access to collections services while Identification Manager allows small community banks to comply with the customer verification requirements of Section 326 of the USA Patriot Act.

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

     Another way that RMSA uses technology is its ability to interface with a retailer’s point of sale software which helps capture actual retailer sales history for input into the forecasting process.

     Finally, through a product innovation known as Freedom, RMSA can deliver forecast reports by way of the Internet, thereby streamlining the entire reporting process.

Competition

Receivables Financing Business

     The market for small business financial services continues to be intensely competitive, fragmented and rapidly changing. We believe that we compete effectively as a result of our highly trained and motivated sales force as well as the functionality of Business Manager.

     We face primary competition from companies offering products to banks similar to Business Manager. Only a limited number of companies offer comprehensive solutions similar to Business Manager which include marketing. We believe that Private Business is the largest of such companies offering these services in terms of revenue, number of client banks and size of our dedicated sales force. We believe that other firms typically offer software, but not sales support to the bank.

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

Retail Planning Services

     We compete primarily with other consulting firms in the retail inventory area. In addition, many larger retail firms will have in-house forecasting and inventory management groups. We expect that competition could increase as new consulting firms attempt to enter the retail forecasting market, or other retailers bring inventory planning in-house. This competition could result in price reductions, lower profit margins, increases in technology investment or loss of our market share, all of which could materially adverse effects on our business, financial and operating results.

Bank Insurance

     Within the bank insurance market we compete with other commercial brokerage firms, some of which may be independent while others may be part of larger organizations. Competition in the commercial insurance markets is intense and is subject to many factors including but not limited to volumes, types of coverage offered and commission schedules. This competition may result in lower prices, lower profit margins and our inability to gain sustainable market shares.

Employees

     At March 31, 2003, we employed 333 people. We have approximately 125 employees involved in direct sales, marketing and business development activities.

Risk Factors

     This annual report on Form 10-K includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 including, without limitation, statements containing the words “believes,” “anticipates,” “intends,” “expects,” “estimates,” “may,” “likely” and words of similar import. Such statements include statements concerning the Company’s business strategy, operations, industry, economic performance, financial condition, liquidity and capital resources. Such statements are not guarantees of future performance and the Company’s actual results may differ materially from the results discussed in such forward-looking statements because of a number of factors, including those identified in this “risk factors” section and elsewhere in this Annual Report on Form 10-K. The forward-looking statements are made as of the date of this Annual Report on Form 10-K and the Company does not undertake to update the forward-looking statements or to update the reasons that actual results could differ from those projected in the forward-looking statements.

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

     Substantial Leverage. We maintain a significant amount of debt pursuant to our credit facility. Currently, the credit facility includes term loans with balances of $8.8 million and $19.5 million, and includes $620,000 in standby letters of credit and $950,000 outstanding draws against our revolving line of credit. The $8.8 million term loan matures on August 7, 2004 and the $19.5 million term loan matures on March 31, 2006. On April 11, 2003, we entered into an amendment to our credit facility that waives the non-monetary default we announced on January 27, 2003 of certain financial covenants for the quarter ended December 31, 2002. The amended credit facility also amends financial and certain non-financial covenants, requires us to pay certain fees to our lenders, increases the interest rates payable under the credit facility and requires us to take certain other actions.

     The Company expects to be in compliance with these amended covenants throughout 2003, however there can be no assurance that we will remain in compliance with the amended covenants. If we are unable to comply with the credit facility covenants or make the payments required under the credit facility, the lenders have the right to exercise all remedies provided under the credit facility, including but not limited to, accelerating all indebtedness, substantially increasing the interest rate for such indebtedness, offsetting amounts in most of our bank accounts, and selling all assets of the Company to repay such indebtedness.

     In the event such a default occurs under the credit facility, other material adverse consequences could follow, including but not limited to, a cross default under the lease for our corporate headquarters and increased credit scrutiny by many of our customers. Accordingly, a default under the credit facility would likely have a material adverse effect on the Company’s business, financial condition, results of operations and cash flows. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

     Primary Dependence on One Product. We currently derive a significant portion of our revenues from receivables financing; the majority of which flows through Business Manager. Approximately 1% of our consolidated revenues derived from license fees from new agreements with client banks and approximately 66% derive from participation fees based on accounts receivables purchased by our bank clients from small businesses. We expect to continue to derive significant revenues from this product and related services. If total revenues derived from Business Manager decline, our other products or services may not be sufficient to replace that lost revenue, so any events that adversely impact Business Manager could adversely impact our business. We cannot be certain that we will be able to continue to successfully market and sell Business Manager to both banks and their small business customers or that problems will not develop with Business Manager that could materially impact our business.

     Potential Inability to Promote Business Manager to New and Existing Small Business Customers. Other than the initial contract fee and a small annual support fee, we do not generate any income from banks contracting to utilize Business Manager unless small businesses finance their accounts receivable through our client banks. If we and our client banks cannot retain existing clients and convince potential small business customers of the benefits of Business Manager, such businesses will not continue to use or initiate use of our products and services. Since small business customers of our client banks are the foundation of our business, their unwillingness to use Business Manager could have a material adverse effect on our business, operating results and financial condition.

     Dependence on Banking Industry for Clients. Business Manager is used almost exclusively by banks, primarily community banks. Due to our dependence upon the banking industry, any events that adversely impact the industry in general and community banks in particular, such as changed or expanded bank regulations, could adversely affect the Company and its operations. The banking industry is subject to supervision by several federal and/or state governmental regulatory agencies. Regulation of banks, especially with respect to receivable services such as Business Manager, can indirectly affect our business. The use of Business Manager by banks is currently in compliance with or is not subject to banking regulations. These regulatory agencies, however, could change or impose new regulations on banks, including modifying the banks’ ability to offer products and services similar to ours to their small business customers. These new regulations, if any, could prevent or lessen the use of our services by banks.

     The Company May be Unable to Regain Compliance with The Nasdaq SmallCap Market Continued Listing Requirements. In order to continue to be listed on The Nasdaq SmallCap Market, we must meet specific quantitative standards, including a minimum bid price of $1.00 per share. On March 11, 2003, we received notice from The Nasdaq SmallCap Market that the price of the Company’s common stock had closed below the minimum $1.00 per share requirement for continued listing on The Nasdaq SmallCap Market for 30 consecutive trading days. Therefore, in accordance with Marketplace Rule 4310(c)(8)(D), we will be provided until September 8, 2003, to regain compliance. In order to regain compliance, the bid price of our common stock must close at $1.00 per share or more for a minimum of 10 consecutive trading days. If compliance with this listing requirement cannot be demonstrated by September 8, 2003, The Nasdaq SmallCap Market will provide notice that our common stock will be delisted. At that time, we may appeal such a determination to a Listing Qualifications Panel. If such an appeal were unsuccessful, our common stock would be delisted from The Nasdaq SmallCap Market. There can be no assurance that the Company will be able to regain compliance with The Nasdaq SmallCap Market continued listing requirements. The delisting of our common stock would adversely affect the liquidity and trading price of our common stock.

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

     Potential Inability to Manage Growth of Business. Our business has the potential to grow in size and complexity. If our management is unable to manage growth effectively, our business, operating results and financial condition could be adversely affected. Our past growth has placed, and any additional growth would be expected to continue to place, a significant strain on our management, systems and operational resources. We anticipate that continued growth, if any, will require us to recruit, hire and retain new managerial, finance, sales, marketing and support personnel. We cannot be certain that we will be successful in recruiting, hiring or retaining such personnel. Our ability to compete effectively and to manage our future growth, if any, will depend on our ability to maintain and improve operational, financial, and management information systems on a timely basis and to expand, train, motivate and manage our work force. If we continue to grow, we cannot be certain that our personnel, systems, procedures and controls will be adequate to support our operations. Also, one element of our growth strategy is to actively evaluate and pursue strategic alliances with businesses that are complementary to the Company’s business. We cannot be certain that we will be able to integrate fully any such alliances with our existing operations or otherwise implement our growth strategy.

     Intended Expansion of Offered Products and Services May Lower Our Overall Profit Margin and New Products may not be Successful. Part of our business strategy is to expand our offering of products and services. We believe that we can provide these services profitably, but such services may generate a lower profit margin than our current products and services. As a result, by offering additional products and services, we may lower our overall profit margin. Although gross revenues would likely increase, the lowering of our profit margin may be viewed negatively by the stock market, possibly resulting in a reduction in our stock price.

     As stated elsewhere in this filing, we are engaged in introducing several new products to our customer base. Although our research leads us to believe that markets and customers exist for this expansion, there can be no assurances that the introduction and sales of these new products will be sufficient for us to recover our investment in costs.

     Our Products and Services May Not be as Successful in a Slower Economy. Since the introduction of Business Manager in 1991, the United States economy generally has been relatively strong. If the United States economy weakens or enters into a recession or depression, our client banks and their small business customers may view the services and benefits provided by Business Manager differently and may be reluctant to use the products and services we provide. In addition, in an economic recession or depression, the customers of small businesses may reduce their purchases of goods and services, thus reducing accounts receivable eligible for our solution. This development could have a material adverse effect on our business, operating results and financial condition.

     Potential Inability to Compete in the Financial Services Market. The market for small business financial services is competitive, rapidly evolving, fragmented and highly sensitive to new product introductions and marketing efforts by industry participants. Fluctuations in interest rates and increased competition for services similar to Business Manager could lower our market share and negatively impact our business and stock price. The Company faces primary competition from a number of companies that offer to banks products similar to Business Manager. However, we believe that we are the largest of the companies offering these services in terms of revenues and number of client banks under contract.

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

     A Large Percentage of Our Common Stock is Owned by Our Executive Officers, Directors and Their Affiliates. As of December 31, 2002, our executive officers, directors and their affiliates beneficially owned approximately 39% of the outstanding shares of common stock. As a result, these stockholders may have significant influence over all matters requiring stockholder approval and, thereby, the Company’s management and affairs. Matters that typically require stockholder approval include, among others, the election of directors, the approval of mergers or consolidations and the sale of all or substantially all of the Company’s assets. This concentration of ownership may delay, deter or prevent acts that would result in a change of control of the Company, which in turn could possibly reduce the market price of our common stock.

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

     Private Business’s Revenues Declined in 2002 and May Continue to Decline. Private Business’s revenues declined in 2002 as compared to 2001. Although the Company has previously shown increased revenue growth, Private Business’s revenue may not grow in the future. This could cause the financial results of the company to suffer and have a negative effect on the price of Private Business common stock.

     Private Business May Not be Able to Use the Tax Benefit from Towne’s Operating Losses. At December 31, 2002, Towne had available federal net operating losses, or NOLs, of approximately $40.5 million that will expire beginning in 2011 if not used. After the merger, the amount of these NOLs available to Private Business in any given year will be limited by Section 382 of the Internal Revenue Code. This limitation could be material and only permit Private Business to realize a small portion of the potential tax benefit of Towne’s pre-merger NOLs. Private Business estimates it will be able to realize approximately $7.1 million of these NOLs which has been recorded as a $2.9 million deferred tax asset at December 31, 2002. To the extent that Private Business is not permitted to use these NOLs of Towne in future years, some NOLs will not be realized before they expire.

     Increased Fraud Committed by Small Businesses and Increased Uncollectible Accounts of Small Businesses May Adversely Affect our Business. Small business customers from time to time fraudulently submit artificial receivables to our client banks using our products and services. In addition, customers from time to time keep cash payments that are mistakenly remitted to the small business when those payments should actually be remitted directly to the client bank. Our client banks are also susceptible to uncollectible accounts from small business customers. Many of the banks purchase insurance through us to insure against these risks. If the number and amount of fraudulent or bad debt claims increase, our client banks may decide to reduce or terminate their use of our products and services, reducing our ability to attract and retain revenue producing client banks. Further, our insurance carrier providing coverage for the insurance products may increase rates or cancel coverage, reducing our ability to produce that revenue and reducing our margins on that business.

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

     Access to Capital for Growth and New Product Introduction or Acquisitions. A significant part of our growth plans rest on the development of new products or the formation of certain strategic alliances. The execution of these plans may require that we have access to additional capital. Market conditions at the time we need this capital may preclude access to new capital of any kind. Any of these developments could significantly hinder our ability to add new products or services.

Item 2. Properties.

     The Company sold its former 36,000 square foot modern corporate office building in Brentwood, Tennessee, situated on approximately 5.1 acres of land in March 2002 for net cash proceeds of $2.2 million, which proceeds were used to reduce our debt. This building used to serve as the corporate headquarters. In March 2000, the Company signed a ten-year lease for approximately 45,000 square feet of office space in a building adjacent to the former headquarters building. This leased space now houses our headquarters, processing, insurance and other staff offices.

     As a result of the merger with Towne, the Company owned a 12,852 square foot office building in Riverside, California, situated on 3.3 acres of land that housed the RMSA administrative offices. The Company sold this building and property in August of 2002 for approximately $645,000 and relocated the RMSA administrative offices to comparable leased space in the Riverside, California area. The net proceeds from this transaction were also used to reduce our outstanding debt.

     Also as a result of the merger, the Company assumed a non-cancelable operating lease for office space in Sawanee, Georgia which formerly housed Towne’s administrative offices. The Company is attempting to sublet the space until the lease expires in July 2004. An additional operating lease expiring in January 2003 was assumed for office space which is under a sublease agreement that also expires in January 2003.

Item 3. Legal Proceedings.

     As a result of the merger with Towne, we assumed certain outstanding litigation against Towne. Except for the lawsuits described below, we are not currently a party to, and none of our material properties is currently subject to, any material litigation other than routine litigation incidental to our business.

In Re Towne Services, Inc./Securities Litigation

As previously disclosed, Towne, two of its former officers and a current officer are defendants in a securities class action lawsuit filed in November 1999 in the District Court of Georgia, Atlanta Division. The complaints alleged, among other things, that Towne should have disclosed in the prospectus used for its secondary public offering in June 1999 that it allegedly experienced serious problems with its network infrastructure and processing facilities during the move of its corporate headquarters in June 1999, and that these problems allegedly led to a higher than usual number of customers terminating their contracts during the second quarter. The Complaint seeks an unspecified amount of damages. Towne and its officers answered, denying liability. The parties reached a tentative settlement, which is subject to certain conditions including Court approval, and which is memorialized in a Memorandum of Understanding signed January 17, 2003. Counsel for plaintiffs agreed to dismiss all claims and release all defendants for a negotiated settlement amount which will be funded by Towne’s directors and officers insurance carrier and Towne. The settlement funds were placed in escrow on February 21, 2003. Counsel for defendants estimate it will take a minimum of six months for the Court to approve the class-action settlement. The parties also continue to pursue the question as to whether the carrier will also pay the cost of defense, including the attorney’s fees incurred by Towne, as provided by the underlying insurance policy.

     Edward H. Sullivan, Jr. and Lisa Sullivan v. Towne Services, Inc.

(Towne Services, Inc. as the successor to Banking Solutions, Inc., Bane Leasing.Com, Inc., the successor to BSI Capital Funding, Inc., Moseley & Standerfer, P.C., David R. Frank, Don G. Shafer, and Shannon W. Webb)

This lawsuit was the result of Towne’s acquisition of Banking Solutions, Inc. (“BSI”) through a stock purchase made by its subsidiary, BSI Acquisition Corp. This lawsuit was filed in December 1998 in the District Court of Collin County, Texas. Plaintiff Edward Sullivan, Jr. was employed by BSI. Sullivan alleges, among other things, that he had a buy-out agreement with BSI and certain BSI shareholders under which, in certain circumstances, Sullivan was to receive a commission based on the gross sales price paid by any purchaser of BSI. Sullivan contends that BSI and the other shareholders allegedly fraudulently induced him to release them from the agreement by fraudulently misrepresenting the gross sales price paid by Towne Services’ subsidiary in the stock purchase. Sullivan contends that Towne Services is liable to him as the successor to BSI, and also for allegedly tortuously interfering with the agreement. Sullivan also contends Towne Services conspired with the other defendants to misrepresent the “gross purchase price.” The District Court of Collin County, Texas granted Towne Service’s Inc. Motion for Summary Judgment on all claims. The Order was entered on July 15, 2002. PBI has sought indemnification from the BSI shareholders for its expenses in defending this action based on the provisions of the BSI stock purchase agreement.

     Towne Services, Inc. v. Clipper, et al.

As previously reported, Towne filed an action against six former BSI sales representatives and The Clipper Group, a company founded by one or more of former BSI sales representatives, on April 24, 2001 in the 277th District Court of Williamson County, Texas. Towne contends that the defendants formed a competing company, and are marketing a competing product, to Towne’s bank customers, in violation of the named individuals’ employment contracts, and in particular, in violation of trade secret and confidentiality provisions and non-solicitation of customer and employee provisions contained in those contracts. The parties have reached a settlement agreement in this matter, and executed the final settlement agreement on September 30, 2002. The pending claims were dismissed by agreement of the parties.

Item 4. Submission of Matters to a Vote of Security Holders.

     None.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters.

     The common stock of the Company is currently traded on The Nasdaq SmallCap Market under the designation “PBIZ”. As of February 28, 2003, there were approximately 3,590 shareholders of record. The closing price on February 28, 2003 was $0.85. The following table sets forth representative bid quotations of the common stock for each quarter of 2002 and 2001 as provided by NASDAQ. The following bid quotations reflect interdealer prices without retail mark-ups, mark-downs or commissions, and may not necessarily represent actual transactions. The following quotations have been adjusted for the 1-for-3 reverse stock split which occurred on August 9, 2001 in conjunction with the Towne merger.

	BID QUOTATIONS

For the year ended December 31, 2001	HIGH	LOW

First Quarter	$4.59	$2.06
Second Quarter	$3.39	$1.98
Third Quarter	$3.00	$1.45
Fourth Quarter	$2.10	$1.17

For the year ended December 31, 2002	HIGH	LOW

First Quarter	$3.41	$1.61
Second Quarter	$4.05	$2.79
Third Quarter	$3.70	$2.09
Fourth Quarter	$2.84	$1.25

     On March 11, 2003, we received notice from The Nasdaq SmallCap Market that the price of the Company’s common stock had closed below the minimum $1.00 per share requirement for continued listing on The Nasdaq SmallCap Market for 30 consecutive trading days. Therefore, in accordance with Marketplace Rule 4310(c)(8)(D), we will be provided until September 8, 2003, to regain compliance. In order to regain compliance, the bid price of our common stock must close at $1.00 per share or more for a minimum of 10 consecutive trading days. If compliance with this listing requirement cannot be demonstrated by September 8, 2003, The Nasdaq SmallCap Market will provide notice that our common stock will be delisted. At that time, we may appeal such a determination to a Listing

Qualifications Panel. If such an appeal were unsuccessful, our common stock would be delisted from The Nasdaq SmallCap Market.

     The Company did not declare or pay any cash dividends on its common stock in 2001 and 2002. The Company intends to retain its earnings to finance growth and development of its business and does not expect to pay any cash dividends in the foreseeable future. The Company’s credit facility prohibits the payment of cash dividends on the common stock during the term of the facility.

Item 6. Selected Financial Data.

     The following selected financial data is derived from the audited consolidated financial statements of the Company and should be read in conjunction with those financial statements, including the related notes thereto. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” All earning per share amounts have been adjusted for the 1-for-3 reverse stock split.

	YEAR ENDED DECEMBER 31,

(in thousands, except per share data)	2002	2001	2000	1999	1998

Statement of Operations Data:
Revenues	$54,545	$55,760	$56,466	$57,558	$50,805

Operating income	$6,868	$3,005	$12,793	$12,774	$1,516

Income (loss) from operations before income taxes	$5,070	$(339)	$8,234	$6,733	$(2,046)
Income tax provision (benefit)	1,977	(132)	3,211	1,378	(2,585)

Net income (loss)	3,093	(207)	5,023	5,355	539
Preferred stock dividends and accretion	(160)	(63)	—	(2,029)	(2,204)

Net income (loss) available to common stockholders	$2,933	$(270)	$5,023	$3,326	$(1,665)

Earnings (loss) per diluted common share	$0.20	$(0.02)	$0.54	$0.48	$(0.30)

Balance Sheet Data (at Year-end):
Cash and cash equivalents	$1,146	$2,648	$1,891	$5,953	$285
Working capital (deficit)	(3,351)	(3,325)	(1,407)	1,465	(7,834)
Total assets	33,301	41,627	30,432	39,210	31,596
Long-term debt, net of current portion	23,190	31,109	42,148	49,122	90,375
Redeemable convertible preferred stock	114	114	—	—	59,707
Total shareholders equity (deficit)	(5,989)	(9,191)	(23,966)	(29,186)	(139,291)

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

     On August 9, 2001, we completed a merger with Towne Services, Inc. (“Towne”) into Private Business. The merger was structured as a tax-free exchange of approximately 4.6 million shares of our common shares valued at approximately $13.2 million for all the issued and outstanding Towne common shares and common share equivalents and the issuance of approximately 963,000 common stock options valued at $1.3 million to replace all of the issued and outstanding Towne common stock options. Also, as a condition of the merger, on August 9, 2001, we issued 40,031 shares of Series B convertible preferred stock valued at approximately $114,000 in exchange for all the issued and outstanding Towne Series B preferred stock. The merger was accounted for as a purchase in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations. We recorded approximately $17.8 million in tangible assets ($7.8 million of which was cash and cash equivalents), $2.7 million in intangible assets, $5.0 million in goodwill and assumed liabilities of approximately $9.7 million. As a result of the merger, Private Business’ former shareholders own approximately 67% of the outstanding shares of the combined entity. In conjunction with the merger agreement, a one for three reverse stock split of our common stock occurred prior to the exchange of our common shares for the Towne common shares and common share equivalents.

     Subsequent to the merger, we began the process of converting all Towne Credit® and Towne Finance® customers to our Business Manager Solution. This process was completed in October of 2002. As a result, as of December 31, 2002, there are no remaining Towne Credit or Towne Finance users and, as such, we have eliminated these product lines. The remaining Towne revenue sources are Cash Flow Manager,SM and RMSA® Merchandise Planning service, which processes sales and inventory transactions and provides merchandise forecasting information for specialty retail stores, and ancillary services related to these products.

     In previous filings we have discussed that part of our growth strategy is to acquire or develop new products or services. We have initiated development activities in several areas. One is a new program, similar to our Business Manager accounts receivable financing management product that will eventually allow banks to offer commercial insurance products, including property, general liability and workers compensation, to their business customers in a very competitive and cost-effective manner. With over 350 large banking organizations having acquired insurance brokerage firms in recent years, we anticipate that this product will allow community banks to be more competitive. Currently, we have executed four contracts with banks to participate in this program.

     Another project is the development of a software product called LineManager (“LM”), for commercial banks that would allow them to electronically monitor their conventional line of credit loans directly from their borrowers’ accounting system. The majority of commercial banks do not have the capability to routinely monitor their collateral for working capital lines of credit. This fact, along with credit officers and bank regulators expressing concern over the deteriorating credit conditions in the current economy, have led many of our banking clients to request a product of this type for their secured loans. Our system, which completed beta testing in early 2003, is designed to allow our client banks to monitor loans in a manner similar to the way large financial institutions monitor their asset based loans but on an ASP (Application Service Provider) basis with no additional labor impact for the bank. Currently, we have executed contracts with eight banks for this product.

Significant Accounting Policies and Estimates

     Management’s Discussion and Analysis of Financial Condition and Results of Operations are based upon the Company’s consolidated financial statements. The preparation of these consolidated financial statements in accordance with generally accepted accounting principals requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. On an on-going basis, management evaluates its critical accounting policies and estimates.

     In December 2001, the Securities and Exchange Commission (“SEC”) requested that all registrants list their three to five critical accounting policies in the text of “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The SEC indicated that a “critical accounting policy” is one that is both important to the understanding of the financial condition and results of operations of the Company and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Management believes the following accounting policies fit this definition:

     Revenue Recognition. We generate revenue from four main sources:

•	participation fees earned on client bank purchases of small business accounts receivable.

•	software license fees from new client banks.

•	retail planning services.

•	maintenance fees and other revenues, comprised primarily of fees received for insurance brokerage services, paper-based form sales, software maintenance, medical, and processing services.

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

     Retail planning services revenue is generated from fees charged primarily for providing inventory merchandising and forecasting information for specialty retail stores and ancillary services related to these products. RMSA uses a proprietary software to process sales and inventory transactions and provide the merchandising forecasting information. We recognize revenues as the transactions occur and merchandising and forecasting services are performed.

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

     Software Development Costs. Software development costs incurred in the research and development of new software products and enhancements to existing software products are expensed as incurred until technological feasibility has been established. After such time, any additional costs are capitalized in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed. Capitalized software development costs are amortized on a straight-line basis over three years.

     Self-Insurance Reserves. The Company was primarily self-insured for employee medical costs with certain limits of per claim and aggregate stop loss insurance coverage that management considers adequate. The Company maintains an accrual for these costs based on claims filed and an estimate of claims incurred but not reported. The difference between actual settlements and recorded accruals are expensed in the period identified. The Company was self-insured for employee medical claims up to $40,000 per employee per year or an aggregate of approximately $11 million per year. Effective January 1, 2003 the Company ceased being self-insured for medical costs.

Results of Operations

     The following table sets forth, for the periods indicated, the percentage relationship of the identified consolidated statement of operations items to total revenues.

	Year Ended December 31,

	2002	2001	2000

Revenues:
Participation fees	66.3%	76.6%	84.6%
Software license	1.0	1.6	3.6
Retail planning services	19.2	7.8	0.0
Maintenance and other	13.5	14.0	11.8

Total revenues	100.0	100.0	100.0
Operating expenses:
General and administrative	42.1	42.0	31.1
Selling and marketing	40.2	40.4	41.9
Research and development	1.6	2.3	1.9
Amortization	3.3	2.3	1.5
Other operating	0.2	7.6	1.0

Total operating expenses	87.4	94.6	77.4

Operating income	12.6	5.4	22.6
Other expenses Interest expense, net	3.3	6.0	8.1

Income (loss) before income taxes	9.3	-0.6	14.5
Income tax provision (benefit)	3.6	-0.2	5.7

Net income (loss)	5.7%	-0.4%	8.8%

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

     Participation fees. Participation fees decreased $6.5 million, or 15.2%, to $36.2 million for the year ended December 31, 2002, compared to $42.7 million for the year ended December 31, 2001. The participation fees for 2002 and 2001 include fees of approximately $2.2 million and $2.0 million from the Towne merger, which was effective August 9, 2001. The decrease was primarily due to two reasons; a decrease in the average participation rate and a decrease in the total funding through our Business Manager program. The average participation rate declined to .65% in 2002 as compared to .75% in 2001. The decreased average participation rate was due to two factors. First, our bank customers, in response to continued declines in interest rates, were forced to lower their service charge, which has a direct effect on our participation rates. Secondly, in reaction to competitive pressures and the general slow down in the economy, we were forced to make some rate concessions to avoid customer attrition. Total receivables funded through Business Manager declined to $5.25 billion in 2002 compared to $5.44 billion in 2001. The decreased funding was primarily the result of fewer banks funding through our Business Manager program during 2002 as compared to 2001. As a percentage of total revenue, participation fees decreased to 66.3% for the year ended December 31, 2002, from 76.6% for the year earlier period.

     Software license. Software license fees decreased 45.6% to $498,000 for the year ended December 31, 2002, compared to $915,000 for the year ended December 31, 2001. The decrease was primarily due to a decrease in the number of new software license agreements funded during 2002 compared to 2001. Although more new Business Manager licenses were sold in 2002, the average license fees paid declined significantly. This was primarily the result of the Company discounting our license fees during the months of March and September 2002 in order to stimulate our software license activity. Software license fees accounted for 1.0% of total revenues for the year ended December 31, 2002, compared to 1.6% for the year earlier period primarily as a result of the decrease in fees discussed above.

     Retail planning services. Retail planning services revenue increased to $10.4 million as compared to $4.3 million in 2001. The $4.3 million of revenue in 2001 was for the period August 9, 2001 through December 31, 2001, as a result of our merger with Towne. As a percentage of total revenues, retail planning services accounted for 19.2% during 2002.

     Maintenance and other. Maintenance and other revenues decreased approximately $408,000, or 5.2%, to $7.4 million for the year ended December 31, 2002, compared to $7.8 million for the year ended December 31, 2001. Processing fees decreased approximately $400,000, or 19.3% to $1.5 million in 2002 from $1.9 million in 2001. This decrease resulted primarily from decreased marketing of our processing capabilities and management’s decision to convert some processing center banks to self-processing banks, which resulted in decreased utilization of our processing services by our client banks. Also contributing to the decline, insurance commission revenues decreased approximately $168,000 to $3.4 million in 2002 from $3.6 million in 2001, as well as a medical processing revenues decline of approximately $120,000 to $267,000 in 2002 from $387,000 in 2001. These decreases were partially offset by an increase in factoring commission revenues of approximately $335,000 to $616,000 in 2002 from $281,000 in 2001. As a percentage of total revenues, maintenance and other revenue decreased to 13.5% for the year ended December 31, 2002, from 14.0% for the year ended December 31, 2001.

     Total revenues. As a result of the foregoing revenue categories, total revenues decreased 2.2% to $54.5 million for the year ended December 31, 2002, compared to $55.8 million for the year ended December 31, 2001.

     General and administrative. General and administrative expenses decreased 2.0% to $23.0 million for the year ended December 31, 2002, compared to $23.4 million for the year ended December 31, 2001. General and administrative expenses include the cost of our executive, finance, human resources, information services, support services, administrative functions and general operations. The decrease was primarily due to a lower number of general and administrative personnel during 2002 as compared to 2001. Also, 2001 included one-time severance costs paid to the former President and the former CEO. As a percentage of total revenues, general and administrative expenses remained relatively constant at approximately 42.0% for the two years ended December 31, 2002.

     Selling and marketing. Selling and marketing expenses decreased 2.6% to $21.9 million for the year ended December 31, 2002, compared to $22.5 million for the year ended December 31, 2001. Selling and marketing expenses include cost of wages and commissions paid to our dedicated business development, bank and retail planning sales force, travel costs of the dedicated sales force, recruiting for new sales and marketing personnel and marketing fees associated with direct and telemarketing programs. The decrease was primarily due to decreases in sales staff. We also decreased our marketing programs, particularly telemarketing, as a result of focusing more specifically on banks in targeted markets. The decrease was slightly offset by increased commission expense relating to the addition of the sales people with RMSA who were added as a result of the Towne merger. As a percentage of total revenues, selling and marketing expenses decreased 0.2% to 40.2% for the year ended December 31, 2002, compared to 40.4% for the year ended December 31, 2001.

     Research and development. Research and development expenses decreased 33.6% to $852,000 for the year ended December 31, 2002, compared to approximately $1.3 million for the previous year ended December 31, 2001. These costs include the non-capitalizable direct costs associated with developing new versions of the Business Manager software, as well as, other software development projects that do not meet the capitalization rules. The decrease was primarily due to more projects in 2002 as opposed to 2001 that met the software development cost capitalization rules. Particularly, the development of our LineManager product in 2002, which was released to beta testing in the fourth quarter of 2002, was a major project that utilized significant internal resources that were capitalizable, whereas in 2001 more of these resources were spent on non-capitalizable projects. As a percentage of total revenues, research and development expenses decreased to 1.6% for the year ended December 31, 2002 from 2.3% for the year ended December 31, 2001.

     Amortization. Amortization expenses increased 42.9% to approximately $1.8 million for the year ended December 31, 2002, compared to approximately $1.3 million for the previous year. These expenses include the cost of amortizing intangible assets including trademarks and the associated costs of goodwill (only for 2001), software development costs, and debt issuance costs related to our recapitalization in 1998 as well as identified intangibles recorded from the Towne merger. Included in 2002 is approximately $230,000 of amortization related to identifiable intangibles that were adjusted in June of 2002 to their appraised values, of which $161,000 relates to prior periods. There was no goodwill amortization recorded during 2002 in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. The amount of goodwill amortized in 2001 was approximately $208,000.

     Other operating expenses. Other operating expenses decreased approximately $4.1 million for the year ended December 31, 2002, to approximately $131,000. Other operating expenses include property tax and other miscellaneous costs associated with providing support and services to our client banks. The decrease was primarily due to the write-down of land, building and furniture at the Company headquarters to its estimated fair market value in 2001, which totaled $4.2 million. Excluding the $4.2 million property write-down in 2001, other operating expenses remained relatively constant at less than 1% for the two years ended December 31, 2002.

     Operating income. As a result of the above factors, our operating income increased 128.5% to $6.9 million for the year ended December 31, 2002, compared to $3.0 million for the previous year.

     Interest expense, net. Interest expense, net decreased $1.5 million to $1.8 million for the year ended December 31, 2002, compared to $3.3 million in 2001. The decrease was primarily due to the reduction of our debt and more favorable interest rates. In addition to our normal debt service, we reduced long-term debt by approximately $3.1 million using cash from the divestiture of certain properties during 2002.

     Income tax provision (benefit). The income tax provision for 2002 was approximately $2.0 million as compared to an income tax benefit of $132,000 for the year ended December 31, 2001. As a percentage of income before taxes, the income tax rate was 39% for both 2002 and 2001.

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

     Amortization. Amortization expenses increased 50.5% to approximately $1.3 million for the year ended December 31, 2001, compared to approximately $836,000 for the previous year. These expenses include the cost of amortizing intangible assets including trademarks and the associated costs of goodwill and debt issuance costs related to our re-capitalization in 1998. The increase was primarily due to the increased activity and capitalization of software development costs in late 2000 and the first half of 2001 and amortization of identifiable intangibles from the Towne merger.

     Other operating expenses. Other operating expenses increased approximately $3.7 million for the year ended December 31, 2001, to approximately $4.3. Other operating expenses include property tax and other miscellaneous costs associated with providing support and services to our client banks. The increase was primarily due to the write-down of land, building and furniture at the Company headquarters to its estimated fair market value. At the end of the third quarter of 2001, we announced our decision to consolidate business operations into one location in our Technology and Business Service Center located in leased space in a building adjacent to the former headquarters.

     Operating income. As a result of the above factors, our operating income decreased 76.5% to $3.0 million for the year ended December 31, 2001, compared to $12.8 million for the previous year.

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

     Income tax provision (benefit). The income tax benefit was approximately $132,000 for the year ended December 31, 2001, compared to a provision of $3.2 million for the year ended December 31, 2000. As a percentage of income before taxes, the income tax rate was 39% for both 2001 and 2000.

Liquidity and Capital Resources

     Our primary sources of capital have historically been cash provided by operations and investment from stockholders. During 2002, our operating activities provided cash of $6.8 million. We used $1.3 million in our investing activities as a result of fixed asset and software development additions totaling $3.3 million, and the CAM division acquisition of $800,000, partially offset by cash proceeds received from the sale of our former headquarters building and RMSA’s operations building totaling $2.9 million. Cash used in financing activities totaled $7.0 million for 2002, which consisted of repayments of long-term debt and capitalized lease obligations, totaling $8.2 million, partially offset by net draws against our revolving line of credit totaling $950,000, proceeds from the employee stock purchase plan and the exercise of employee stock options. Approximately $3.1 million of the repayments were payments over and above our normal debt service using cash from the sale of the land and buildings discussed above.

     The Company is the borrower under a credit agreement dated August 7, 1998 between the Company as borrower, Fleet National Bank as administrative agent and a syndicate of other lenders. This credit facility has been amended from time to time. The credit facility is secured by a pledge of all of our assets and contains financial and non-financial covenants and contains limitations on our ability to sell material assets, redeem capital stock and pay cash dividends, among other actions.

     On April 11, 2003, we entered into an amendment to our credit facility that waives the non-monetary default we announced on January 27, 2003 relating to the breach of certain financial covenants for the quarter ended December 31, 2002. The amended credit facility also modifies financial and certain non-financial covenants for 2003 and requires us to take certain other actions (as set forth in the amended credit facility). Pursuant to the amendment, we agreed to pay certain fees to our lenders, to increase the interest rates payable under the credit facility, and to use our best efforts to consummate a capital event (as defined in the amended credit facility) on or before December 31, 2003. Our amended credit facility includes term loans with current balances of $8.8 million (the “Term A Loan”) and $19.5 million (the “Term B Loan”), and reduces our revolving line of credit from $5 million to the lesser of $3 million or 60% of the eligible receivables (as defined in the amended credit facility). The revolving line of credit includes swing line advances and a $2 million sublimit for standby letters of credit. The interest rate for the Term A Loan and any advances under the revolving loan is 4.0% over the Eurodollar rate or 2.75% over the prime rate. The interest rate for the Term B Loan is 4.5% over the Eurodollar rate or 3.5% over the prime rate. The applicable margin on all outstanding loans increases by 1% on January 1, 2004.

The amended credit facility also includes a provision requiring early payment on the term loans if we have excess cash, as defined in the credit agreement, on hand at year-end. At December 31, 2002, no excess cash payments were required.

     The amended credit facility provides for the payment to the lenders of a fee totaling 2% of the outstanding debt as of April 11, 2003, which is approximately $600,000. 25% of this fee was paid immediately upon entering into the amendment, 25% of this fee is payable on September 30, 2003, and 50% is payable on December 31, 2003. 50% of the September 30, 2003 fee will be waived by the Lenders in the event of a documentation benchmark (as defined in the credit facility amendment) and 100% of the September and December payments will be waived to the extent that no amount remains outstanding under the credit facility as of the applicable payment date.

     The $8.8 million term loan is generally repayable in quarterly installments of $1.2 million through September 30, 2003 and then increasing to $1.3 million beginning December 31, 2003 until maturity (August 7, 2004). The $19.5 million term loan is repayable in equal quarterly installments of $65,000 until December 31, 2004, at which time the required quarterly payments increase to $2.9 million until September 30, 2005 and $3.9 million until December 31, 2005 with a final payment of $3.4 million due March 31, 2006. The revolver bears an annual commitment fee and matures August 7, 2004. As of December 31, 2002, we had $8.8 million outstanding at 4.78%, $19.5 million outstanding at 5.28%, $620,000 in standby letters of credit and $950,000 outstanding draws against the revolver at 6.0%.

     As of December 31, 2002, we had a working capital deficit of approximately $3.4 million compared to a working capital deficit of approximately $3.3 million as of December 31, 2001. The change in working capital resulted primarily from decreases in cash, accounts receivable and deferred tax assets totaling approximately $4.0 million, partially offset by decreases in accounts payable, accrued liabilities and deferred revenue totaling $3.7 million. The decreases in cash and accounts receivable are primarily the result of lower revenues in the fourth quarter of 2002. The decreases in accounts payable and accrued liabilities are primarily attributable to the payments of assumed liabilities from the Towne merger. We believe that the existing cash available, future operating cash flows and our revolving line of credit will be sufficient to meet our working capital, debt service and capital expenditure requirements for the next twelve months. Furthermore, we expect to be in compliance with the amended covenants throughout 2003. There can be no assurance the Company will have sufficient cash flows to meet its obligations or that the Company will remain in compliance with the amended covenants and non-compliance with these covenants could have a material adverse impact to the Company’s operating and financial results.

     The following is a schedule of our obligations and commitments for future payments:

		Payments Due by Period

		Less than	1-2	3-4	5 years
Contractual Obligations	Total	1 year	years	years	& after

Long-Term Debt	$28,297	$5,107	$19,780	$3,410	$0
Capitalized Lease Obligations	$504	$356	$148	$0	$0
Revolving Line of Credit	$950	$0	$950	$0	$0
Operating Leases	$10,034	$1,876	$3,005	$2,594	$2,559

Total Contractual Cash Obligations	$39,785	$7,339	$23,883	$6,004	$2,559
Standby Letters of Credit Commitment	$620	$620	$0	$0	$0

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

Recent Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board (“FASB”) approved the issuance of SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. These standards, issued in July 2001, establish accounting and reporting for business combinations and intangible assets. SFAS No. 141 requires all business combinations entered into subsequent to June 30, 2001 to be accounted for using the purchase method of accounting. SFAS No. 142 provides that goodwill and other intangible assets with indefinite lives will not be amortized, but will be tested for impairment on an annual basis. SFAS No. 141 was effective for all acquisitions consummated subsequent to June 30, 2001 and was followed by the Company in its merger with Towne in August 2001. SFAS No. 142 was effective for the Company beginning on January 1, 2002. As such, the Company’s recorded goodwill of $8.9 million was not amortized in 2002, but was subject to annual impairment evaluation as outlined in SFAS No. 142. The Company recorded approximately $208,000 annually of goodwill amortization during the two years ended December 31, 2001. The Company performed the transitional impairment evaluation as of January 1, 2002 during the second quarter of 2002 as required by SFAS No. 142. The evaluation concluded that there was no impairment of the recorded goodwill. The Company performed its first annual impairment evaluation as of December 31, 2002, noting no goodwill impairment as of that date.

     In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” The statement rescinds FASB Statement No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” and amendment of that Statement, FASB No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements.” The Company elected to early adopt this statement for the year ended December 31, 2002. As a result of this early adoption the Company has reclassified amounts that had previously been reported as extraordinary loss of $81,000, net of taxes, in 2001 to other operating expenses in the accompanying consolidated statements of operations.

     In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” requiring that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. SFAS No. 146, which applies to all entities, is effective for exit or disposal activities that are initiated after December 31, 2002. The Company expects that the adoption of SFAS No. 146 during fiscal 2003 will not materially impact the Company’s financial position or results of operations.

     In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure,” which amends SFAS No. 123. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation and amends the disclosure requirements of SFAS No. 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. SFAS No. 148 is effective for financial statements issued for fiscal years ending after December 15, 2002, and interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The Company has elected to account for its stock-based compensation plans under the intrinsic value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and does not utilize the fair value method. However, the Company has adopted the disclosure requirements of SFAS No. 123, and has adopted the additional disclosure requirements as specified in SFAS 148 for the year-ended December 31, 2002.

     At the November 21, 2002 Emerging Issues Task Force (“EITF”) meeting, the Task Force reached a consensus in Issue 00-21, “Multiple-Deliverable Revenue Arrangements,” which addresses how to account for arrangements that may involve the delivery or performance of multiple products, services, or rights to use assets, other than those arrangements accounted for under other more specific literature. The final consensus will be applicable to agreements entered into in fiscal periods beginning after June 15, 2003 with early adoption permitted. Additionally, companies will be permitted to apply the consensus guidance to all existing arrangements as the cumulative effect of a change in accounting principle in accordance with APB Opinion No. 20, “Accounting Changes.” The Company expects that adoption of this new consensus will not have a material effect on the Company’s financial position or results of operations.

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

Note Regarding Forward Looking Information

     This report contains several “forward-looking statements” concerning our operations, prospects, strategies and financial condition, including our future economic performance, intent, plans and objectives, and the likelihood of success in developing and expanding our business. These statements are based upon a number of assumptions and estimates which are subject to significant uncertainties, many of which are beyond our control. Words such as “may,” “would,” “could,” “expect,” “anticipate,” “believe,” “intend,” “plan,” and “estimate” are meant to identify such forward-looking statements. Actual results may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially are discussed in “Business — Risk Factors” and elsewhere in this Report on Form 10-K, and include, among other factors, liquidity and capital resources, the timely development and market acceptance of products and technologies, and competitive market conditions.

Item 7a. Quantitative and Qualitative Disclosures about Market Risk.

     We are subject to market risk from exposure to changes in interest rates based on our financing and cash management activities. Our exposure relates primarily to our long-term debt obligations which expire in 2004 and 2006. In the event that interest rates associated with these debt obligations were to increase 100 basis points, the impact on future cash flows would be approximately $290,000 annually.

Item 8. Financial Statements and Supplementary Data.

     Financial statements are contained on pages F-1 through F-24 of this Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     None.

PART III

Item 10. Directors and Executive Officers of the Registrant.

     Information concerning directors and executive officers of the Company is incorporated by reference to the Company’s definitive proxy statement (the “Proxy Statement”) for the annual meeting of the stockholders to be held on May 28, 2003.

Item 11. Executive Compensation.

     Executive compensation information is incorporated by reference to the Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

     The equity compensation plan information and the security ownership of certain beneficial owners and management information are incorporated by reference to the Proxy Statement.

Item 13. Certain Relationships and Related Transactions.

     Information concerning relationships and related transactions of the Company is incorporated by reference to the Proxy Statement.

Item 14. Disclosure Controls and Procedures.

     An evaluation was performed under the supervision, and with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of a date within 90 days of the filing date of this report. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were adequate. There have been no significant changes in the Company’s internal disclosure controls or in other factors that could significantly affect such controls subsequent to the date of their evaluation.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

     Financial statements and schedules of the Company and its subsidiaries required to be included in Part II, Item 8 are listed below.

Financial Statements

     Report of Independent Auditors

     Copy of Report of Independent Public Accountants

     Consolidated Balance Sheets as of December 31, 2002 and 2001

     Consolidated Statements of Operations for the years ended December 31, 2002, 2001 and 2000

     Consolidated Statements of Stockholders’ Deficit for the years ended December 31, 2002, 2001 and 2000

     Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001 and 2000

     Notes to Consolidated Financial Statements

Financial Statement Schedules

     Schedule II — Valuation and Qualifying Accounts

     No other schedules are required or are applicable.

Exhibits

     The Exhibits filed as part of the Report on Form 10-K are listed in the Index to Exhibits immediately following the signature page.

Reports on Form 8-K

     During the fourth quarter of 2002, the Company filed two reports on Form 8-K on October 29, 2002 and December 5, 2002. The October 29, 2002 filing discussed the Company’s financial results for the quarter ended September 30, 2002, and the December 5, 2002 filing announced the receipt of an amendment and waiver agreement from the Company’s lender related to a technical covenant default that existed as of September 30, 2002.

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders
Private Business, Inc.

      We have audited the consolidated balance sheet of Private Business, Inc. and subsidiaries as of December 31, 2002, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the year then ended. Our audit also included the financial statement schedule for the year ended December 31, 2002 listed in the Index at Item 15. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit. The financial statements and schedule of Private Business, Inc. for the years ended December 31, 2001 and 2000, were audited by other auditors whose report dated February 15, 2002 (except with respect to certain matters, as to which the date was March 18, 2002), expressed an unqualified opinion on those statements and schedule.

      We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

      In our opinion, the 2002 financial statements referred to above present fairly, in all material respects, the consolidated financial position of Private Business, Inc. and subsidiaries at December 31, 2002, and the consolidated results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein for the year ended December 31, 2002.

      As discussed in Note 1 to the consolidated financial statements, in 2002, the Company changed its method of accounting for goodwill and other intangible assets upon adoption of a new accounting standard.

      As discussed above, the consolidated balance sheet of Private Business Inc., and subsidiaries as of each of the two years ended December 31, 2001 and the related statements of operations, stockholders’ deficit, and cash flows for the two years in the period ended December 31, 2001 were audited by other auditors who have ceased operations. As described in Note 1, these financial statements have been revised to include the transitional disclosures required by SFAS No. 142, which was adopted by the Company as of January 1, 2002. Our audit procedures with respect to the disclosures in Note 1 with respect to 2001 and 2000 included (a) agreeing the previously reported net income to the previously issued financial statements and the adjustments to reported net income representing amortization expense (including any related tax effects) recognized in those periods related to goodwill to the Company’s underlying records obtained from management, and (b) testing the mathematical accuracy of the reconciliation of adjusted net income to reported net income. In our opinion, the disclosures for 2001 and 2000 in Note 1 are appropriate. However, we were not engaged to audit, review, or apply any procedures to the 2001 or 2000 consolidated financial statements of the Company other than with respect to such disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2001 and 2000 consolidated financial statements taken as a whole.

/s/ ERNST & YOUNG LLP

Nashville, Tennessee
February 21, 2003,
except for
the first paragraph of Note 7, as to which the date is April 11, 2003

The following report of Arthur Andersen LLP (“Andersen”) is a copy of the report previously issued by Andersen on February 15, 2002. (except with respect to the matter discussed in Note 7, as to which the date is March 18, 2002.) The report of Andersen is included in this annual report on Form 10-K pursuant to rule 2-02(e) of Regulation S-X. The Company has not been able to obtain a reissued report from Andersen. Andersen has not consented to the inclusion of its report in this annual report on Form 10-K. Because Andersen has not consented to the inclusion of its report in this annual report, it may be difficult to seek remedies against Andersen, and the ability to seek relief against Andersen may be impaired.

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

PRIVATE BUSINESS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
December 31, 2002 and 2001

(dollars in thousands)	2002	2001

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,146	$2,648
Accounts receivable — trade, net of allowance for doubtful accounts of $632 and $258, respectively	6,726	8,073
Accounts receivable — other	420	314
Deferred tax assets	1,009	2,130
Prepaid and other current assets	1,613	1,235

Total current assets	10,914	14,400

PROPERTY AND EQUIPMENT, NET	6,468	8,336
PROPERTY AND EQUIPMENT HELD FOR SALE	—	2,036

OTHER ASSETS:
Software development costs, net	1,456	1,461
Deferred tax assets	2,252	4,835
Intangible and other assets, net	12,211	10,559

Total other assets	15,919	16,855

Total assets	$33,301	$41,627

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable	$2,039	$3,617
Accrued liabilities	5,718	7,173
Dividends payable	575	415
Deferred revenue	470	1,126
Current portion of long-term debt and capital lease obligations	5,463	5,394

Total current liabilities	14,265	17,725

REVOLVING LINE OF CREDIT	950	—
OTHER NONCURRENT LIABILITIES	623	1,354
LONG-TERM DEBT, net of current portion	23,190	31,109
CAPITAL LEASE OBLIGATIONS, net of current portion	148	516

Total liabilities	39,176	50,704

COMMITMENTS AND CONTINGENCIES
PREFERRED STOCK, series B convertible, no par value; 20,000,000 shares authorized, 40,031 shares issued and outstanding	114	114

STOCKHOLDERS’ DEFICIT:
Common stock, no par value; 33,333,333 shares authorized and 14,047,253 and 13,901,423 shares issued and outstanding, respectively	—	—
Additional paid-in capital	(7,195)	(7,464)
Retained earnings (deficit)	1,206	(1,727)

Total stockholders’ deficit	(5,989)	(9,191)

Total liabilities and stockholders’ deficit	$33,301	$41,627

The accompanying notes are an integral part of these consolidated financial statements.

PRIVATE BUSINESS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2002, 2001 and 2000

(in thousands, except per share data)	2002	2001	2000

REVENUES:
Participation fees	$36,186	$42,697	$47,793
Software license	498	915	2,039
Retail planning services	10,449	4,328	—
Maintenance and other	7,412	7,820	6,634

Total revenues	54,545	55,760	56,466

OPERATING EXPENSES:
General and administrative	22,955	23,424	17,554
Selling and marketing	21,943	22,520	23,649
Research and development	852	1,284	1,071
Amortization	1,796	1,257	836
Other operating	131	4,270	563

Total operating expenses	47,677	52,755	43,673

OPERATING INCOME	6,868	3,005	12,793
INTEREST EXPENSE, NET	1,798	3,344	4,559

INCOME (LOSS) BEFORE INCOME TAXES	5,070	(339)	8,234
Income tax provision (benefit)	1,977	(132)	3,211

NET INCOME (LOSS)	3,093	(207)	5,023
Preferred stock dividends	(160)	(63)	—

NET INCOME (LOSS) AVAILABLE TO COMMON STOCKHOLDERS	$2,933	$(270)	$5,023

EARNINGS (LOSS) PER SHARE:
Basic	$0.21	$(0.02)	$0.54

Diluted	$0.20	$(0.02)	$0.54

The accompanying notes are an integral part of these consolidated financial statements.

PRIVATE BUSINESS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
For the Years Ended December 31, 2002, 2001 and 2000

	Shares of	Additional	Retained
	Common	Paid-in	Earnings
(in thousands)	Stock	Capital	(Deficit)	Total

Balance, December 31, 1999	9,131	$(22,706)	$(6,480)	$(29,186)
Exercise of stock options	28	158	—	158
Tax benefit of exercise of non-qualified stock options	—	6	—	6
Shares issued under employee stock purchase plan	11	33	—	33
Comprehensive income:
2000 net income	—	—	5,023	5,023

Balance, December 31, 2000	9,170	(22,509)	(1,457)	(23,966)
Preferred stock dividends	—	—	(63)	(63)
Exercise of stock options	18	22	—	22
Tax benefit of exercise of non-qualified stock options	—	12	—	12
Issuance of common stock for the merger with Towne	4,648	13,245	—	13,245
Issuance of Private Business stock options to replace Towne stock options	—	1,282	—	1,282
Shares issued under employee stock purchase plan	66	143	—	143
Stock-based compensation	—	341	—	341
Comprehensive loss:
2001 net loss	—	—	(207)	(207)

Balance, December 31, 2001	13,902	(7,464)	(1,727)	(9,191)
Preferred stock dividends	—	—	(160)	(160)
Exercise of stock options	54	137	—	137
Shares issued under employee stock purchase plan	47	86	—	86
Stock-based compensation	44	46	—	46
Comprehensive income:
2002 net income	—	—	3,093	3,093

Balance December 31, 2002	14,047	$(7,195)	$1,206	$(5,989)

The accompanying notes are an integral part of these consolidated financial statements.

PRIVATE BUSINESS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2002, 2001 and 2000

(in thousands)	2002	2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$3,093	$(207)	$5,023
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Write-off of debt issuance costs	55	133	—
Depreciation and amortization	5,081	4,488	3,480
Deferred taxes	1,977	(908)	1,275
Non-cash stock based compensation	46	426	—
Loss on write-down or disposal of fixed assets	—	4,142	229
Gain on sale of property	(160)	—	—
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	1,241	1,046	650
Prepaid and other current assets	(378)	571	(31)
Other assets	170	—	(3)
Accounts payable	(1,578)	(1,460)	(4)
Accrued liabilities	(1,475)	(1,157)	(816)
Deferred revenue	(656)	(457)	(962)
Other noncurrent liabilities	(619)	(78)	238

Net cash provided by operating activities	6,797	6,539	9,079

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(2,406)	(1,392)	(6,247)
Software development costs	(865)	(1,148)	(910)
Proceeds from sale of property and equipment	2,863	—	999
Proceeds of cash and cash equivalents from Towne acquisition, net of direct costs of acquisition	(45)	6,753	—
Acquisition of CAM Commerce division	(800)	—	—

Net cash provided by (used in) investing activities	(1,253)	4,213	(6,158)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments on long-term debt	(4,738)	(4,031)	(7,174)
Repayments on capitalized lease obligations	(368)	(129)	—
Early extinguishment of long-term debt, net	(3,113)	(6,000)	—
Net proceeds from draws against revolving line of credit	950	—	—
Proceeds from exercise of employee stock options	137	22	158
Stock issued through employee stock purchase plan	86	143	33

Net cash used in financing activities	(7,046)	(9,995)	(6,983)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(1,502)	757	(4,062)
CASH AND CASH EQUIVALENTS at beginning of year	2,648	1,891	5,953

CASH AND CASH EQUIVALENTS at end of year	$1,146	$2,648	$1,891

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash payments for income taxes during period	$108	$890	$1,037

Cash payments of interest during period	$1,798	$3,451	$4,867

SUPPLEMENTAL NONCASH DISCLOSURES:
Dividends accrued on preferred stock	$160	$63	$—

Common shares issued to acquire Towne (4,648 shares)	$—	$13,245	$—

Preferred shares issued to acquire Towne (40 shares)	$—	$114	$—

The accompanying notes are an integral part of these consolidated financial statements.

PRIVATE BUSINESS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization

      Private Business, Inc. (the “Company”) was incorporated under the laws of the state of Tennessee on December 26, 1990 for the purpose of marketing a solution that helps banks market and manage accounts receivable financing. The Company operates primarily in the United States and its customers consist of banks of various sizes, primarily community banks. The Company consists of three wholly owned subsidiaries, Private Business Processing, Inc., Private Business Capital, Inc. and Towne Services, Inc. Private Business Processing, Inc. owns Private Business Insurance, Inc. (“Insurance”), while Towne Services, Inc. owns Forseon Corporation and Banking Solutions, Inc. Insurance brokers credit and fraud insurance, which is underwritten through a third party, to its customers. Capital is a dormant entity.

      On August 9, 2001, the Company completed a merger of Towne Services, Inc. (“Towne”) into the Company in exchange for approximately 4.6 million common shares and 40,031 preferred shares of the Company, as more fully described in Note 2 to the consolidated financial statements. As such, these consolidated financial statements include the operating results of Towne from August 10, 2001. Towne’s primary products were similar to the Company’s accounts receivable financing product and were therefore converted to the Company’s solution in 2002. Towne has a subsidiary, Forseon Corporation, which provides inventory management services to retail companies across the United States.

      The market for the Company’s services are concentrated in the banking industry. Further, the Company’s services are characterized by risk and uncertainty as a result of the Company’s reliance on one product to generate a substantial amount of the Company’s revenues. There are an increasing number of competitors and alternative products available and rapid consolidations in the banking industry. Consequently, the Company is exposed to a high degree of concentration risk relative to the banking industry environment and its limited product offerings.

Principles of Consolidation

      The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant inter company transactions and balances have been eliminated.

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

      In October 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement replaces SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. However, it retains the fundamental provisions of SFAS No. 121 for recognition and measurement of the impairment of long-lived assets to be held and used and for measurement of long-lived assets to be disposed of by sale. This statement applies to all long-lived assets, including discontinued operations, and replaces the provisions of APB Opinion No. 30, Reporting Results of Operations-Reporting the Effects of Disposal of a Segment of a Business,

for the disposal of segments of a business. This statement requires that those long-lived assets be measured at the lower of carrying amount or fair market value less cost to sell, whether reported in continuing operations or in discontinued operations. The Company adopted this statement on January 1, 2002 which did not have any effect on the Company’s consolidated financial position and results of operations.

Software Development Costs

      Development costs incurred in the research and development of new software products and enhancements to existing software products are expensed as incurred until technological feasibility has been established. After such time, any additional costs are capitalized in accordance with SFAS No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed. Capitalized software development costs are amortized on a straight-line basis over three years. Amortization expense associated with capitalized software development costs were approximately $881,000, $629,000 and $289,000 during the three years ended December 31, 2002.

Intangible and Other Assets

      On January 1, 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”). SFAS No. 142 supercedes Accounting Principles Board Opinion No. 17, Intangible Assets, and addresses how intangible assets and goodwill should be accounted for upon and after their acquisition. Specifically, goodwill and intangible assets with indefinite useful lives will not be amortized, but will be subject to impairment tests based on their estimated fair value. Upon adoption, the Company ceased amortization of goodwill with a carrying value of $4.1 million, which was previously being amortized over a 20-year period. For 2002, this resulted in a reduction of amortization expense of approximately $208,000.

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

      During 2002, the Company engaged an independent third party to perform a valuation of the identified intangible assets acquired in the Towne acquisition. As a result, intangible assets were recorded for customer list and acquired technology. See note 2 for more detailed discussion of these activities.

      The following table shows the results for the three years ended December 31, 2002, as if the Company had followed SFAS No. 141 for all periods presented:

(in thousands, except per share data)	2002	2001	2000

Reported net income (loss) available to common shareholders	$2,933	$(270)	$5,023
Add back: Goodwill Amortization	—	208	208

Adjusted net income (loss) available to common shareholders	$2,933	$(62)	$5,231

Basic Earnings (Loss) per Share:
Reported net income (loss) available to common shareholders	$0.21	$(0.02)	$0.54
Add back: Goodwill amortization	—	0.01	0.02

Adjusted net income (loss) available to common shareholders	$0.21	$(0.01)	$0.56

(in thousands, except per share data)	2002	2001	2000

Diluted Earnings (Loss) per share:
Reported net income (loss) available to common shareholders	$0.20	$(0.02)	$0.54
Add back: Goodwill amortization	—	0.01	0.02

Adjusted net income (loss) available to common shareholders	$0.20	$(0.01)	$0.56

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

Participation Fees

      The Company’s license agreements are structured in a manner that provides for a continuing participation fee to be paid for all receivables purchased by customers using the Company’s software product. These fees are recognized as earned based on the volume of receivables purchased by customers.

Retail Planning Services

      Retail planning services revenue is recognized as earned as the inventory forecasting services are performed.

Maintenance and Other

      Maintenance revenue is deferred and recognized over the period in which PCS services are provided. Insurance’s and other revenues are recognized as the services are performed.

Income Taxes

      The Company accounts for income taxes under SFAS No. 109, Accounting for Income Taxes. Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the fiscal years in which those temporary differences are expected to be recovered or settled. The Company evaluates its ability to realize the deferred tax assets based on an assessment of the likelihood that the Company will have sufficient taxable income in future years to realize the recorded deferred tax assets. As of

December 31, 2002 the Company believes that it is more likely than not that the Company will be able to generate sufficient taxable income in future years in order to realize the deferred tax assets that are recorded. As such, no valuation allowance has been provided against the Company’s deferred tax assets as of December 31, 2002.

Self-Insurance Reserves

      The Company is primarily self-insured for employee medical and dental costs with certain limits of per claim and aggregate stop loss insurance coverage that management considers adequate. The Company maintains an accrual for these costs based on claims filed and an estimate of claims incurred but not reported. The difference between actual settlements and recorded accruals are expensed in the period identified. The Company is self-insured for employee medical claims up to $40,000 per employee per year or an aggregate of $11 million per year. Effective January 1, 2003, the Company ceased being self-insured for medical costs and now participates in a premium based health plan.

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

Stock Based Compensation

      The Company has elected to account for its stock-based compensation plans under the intrinsic value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees, and does not utilize the fair value method. However, the Company has adopted the disclosure requirements of SFAS No. 123, and has adopted the additional disclosure requirements as specified in SFAS No. 148, Accounting For Stock-Based Compensation-Transition and Disclosure, for the three years ended December 31, 2002.

      The following table illustrates the effect on net income (loss) available to common shareholders and earnings (loss) per share if the fair value based method had been applied to all outstanding and unvested awards in each period.

(in thousands, except per share data)	2002	2001	2000

Net income (loss) available to common shareholders, as reported	$2,933	$(270)	$5,023
Add: Stock-based employee compensation expense included in reported net income (loss), net of related tax effects	28	260	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(909)	(3,327)	(3,250)

Pro forma net income (loss)	$2,052	$(3,337)	$1,773

(in thousands, except per share data)	2002	2001	2000

Earnings (loss) per share:
Basic—as reported	$0.21	($0.02)	$0.54

Basic—pro forma	$0.15	($0.30)	$0.18

Diluted—as reported	$0.20	($0.02)	$0.54

Diluted—pro forma	$0.14	($0.30)	$0.18

Fair Value of Financial Instruments

      To meet the reporting requirements of SFAS No. 107, Disclosures About Fair Value of Financial Instruments, the Company estimates the fair value of financial instruments. At December 31, 2002 and 2001, there were no material differences in the book values of the Company’s financial instruments and their related fair values.

Comprehensive Income (Loss)

      The Company applies the provisions of SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 requires that the changes in the amounts of certain items, including gains and losses on certain securities, be shown in the financial statements as a component of comprehensive income. The Company reports comprehensive income (loss) as a part of the consolidated statements of stockholders’ deficit.

Segment Disclosures

      The Company applies the provisions of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 establishes standards for the method that business enterprises report information about operating segments in annual and interim financial statements. SFAS No. 131 also establishes standards for related disclosures about products and services, geographic area and major customers. Prior to the Towne acquisition in 2001, the Company only operated in one segment, accounts receivables financing. However, as of December 31, 2001, the Company operated in two industry segments, accounts receivables financing and retail inventory forecasting. Note 17 of these consolidated financial statements discloses the Company’s segment results.

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

Recent Accounting Pronouncements

      In June 2001, the Financial Accounting Standards Board (“FASB”) approved the issuance of SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. These standards, issued in July 2001, establish accounting and reporting for business combinations and intangible assets. SFAS No. 141 requires all business combinations entered into subsequent to June 30, 2001 to be accounted for using the purchase method of accounting. SFAS No. 142 provides that goodwill and other intangible assets with indefinite lives will not be amortized, but will be tested for impairment on an annual basis. SFAS No. 141 was effective for all acquisitions consummated subsequent to June 30, 2001 and was followed by the Company in its merger with Towne in August 2001. SFAS No. 142 was effective for the Company beginning on January 1, 2002. As such, the Company’s recorded goodwill of $8.9 million was not amortized in 2002, but was subject to annual impairment evaluation as outlined in

SFAS No. 142. The Company recorded approximately $208,000 annually of goodwill amortization during the two years ended December 31, 2001. The Company performed the transition impairment evaluation as of January 1, 2002 during the second quarter of 2002 as required by SFAS No. 142. This evaluation concluded that there was no impairment of the recorded goodwill as of January 1, 2002. The Company performed its first annual impairment evaluation as of December 31, 2002, noting no goodwill impairment as of that date.

      In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. The statement rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt, and amendment of that Statement, FASB No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. The Company elected to early adopt this statement for the year ended December 31, 2002. As a result of this early adoption the Company has reclassified amounts that had previously been reported as extraordinary loss of $81,000, net of taxes, in 2001, to other operating expenses in the accompanying consolidated statements of operations.

      In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, requiring that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. SFAS No. 146, which applies to all entities, is effective for exit or disposal activities that are initiated after December 31, 2002. The Company expects that the adoption of SFAS No. 146 during fiscal 2003 will not materially impact the Company’s financial position or results of operations.

      In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, which amends SFAS No. 123. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation and amends the disclosure requirements of SFAS No. 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. SFAS No. 148 is effective for financial statements issued for fiscal years ending after December 15, 2002, and interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002.

      At the November 21, 2002 Emerging Issues Task Force (“EITF”) meeting, the Task Force reached a consensus in Issue 00-21, Multiple-Deliverable Revenue Arrangements, which addresses how to account for arrangements that may involve the delivery or performance of multiple products, services, or rights to use assets, other than those arrangements accounted for under other more specific literature. The final consensus will be applicable to agreements entered into in fiscal periods beginning after June 15, 2003 with early adoption permitted. Additionally, companies will be permitted to apply the consensus guidance to all existing arrangements as the cumulative effect of a change in accounting principle in accordance with APB Opinion No. 20, Accounting Changes. The Company expects that adoption of this new consensus will not have a material effect on the Company’s financial position or results of operations.

2.     ACQUISITIONS

      On May 28, 2002, the Company acquired certain operating assets of a division of CAM Commerce (“CAM”) for cash of $800,000. The acquisition was accounted for as a purchase in accordance with SFAS No. 141, Business Combinations. The purchase price was allocated as follows:

(in thousands)

Customer List	$170
Non-compete	50
Furniture and equipment	10
Goodwill	570

$800

      On August 9, 2001, the Company completed a merger of Towne Services, Inc. (“Towne”) into Private Business, which was accounted for as a purchase in accordance with SFAS No. 141. The merger was consummated by Towne shareholders exchanging all of their issued and outstanding common and preferred shares for Private Business common and preferred shares, respectively, at the conversion rate of .9087 shares of Private Business common and preferred stock for one share of Towne common and preferred stock resulting in the issuance of 4,647,506 common and 40,031 preferred shares. The Company also assumed all stock option plans of Towne that existed as of the acquisition date using the same conversion rate noted above, resulting in the issuance of approximately 963,000 Private Business common stock options. The estimated fair value of these stock options, using the Black-Scholes option pricing model, of approximately $1.3 million has been recorded as a component of the purchase price. The assumptions used to value these options were: a risk-free interest rate range of 3.37% to 4.88%, an expected dividend yield of 0%, an expected volatility of 75% and an average expected life of 3.5 years.

      The allocation of the purchase price to the underlying net assets acquired is based on estimates of the fair value of the net assets as follows:

(in thousands, except per share information)

Purchase Price:
Common shares (4,647,506 shares valued at $2.85 per share)	$13,245
Stock option grants	1,282
Preferred shares (40,031 shares valued at $2.85 per share)	114
Other transaction costs	1,038

Total purchase price	$15,679

Value assigned to assets and liabilities:
Assets:
Cash and cash equivalents	$7,792
Accounts receivable, net of allowance of $248	3,042
Other current assets	145
Property and equipment	2,380
Other noncurrent	598
Deferred tax asset	5,638
Intangible assets	1,250
Goodwill	4,542
Liabilities:
Accounts payable	(2,060)
Accrued liabilities	(5,344)
Capital lease obligations	(1,001)
Other noncurrent	(1,303)

Total net assets	$15,679

      As a result of the merger, Private Business’ former shareholders own 67% of the outstanding shares of the new combined entity. In conjunction with the merger agreement, a one for three reverse stock split of the Company’s common stock occurred before exchanging the Company’s common shares for the Towne common shares and common share equivalents. All shares and per share amounts in these consolidated financial statements have been restated for the effect of the reverse stock split.

3.     PROPERTY AND EQUIPMENT

      Property and equipment are classified as follows:

(in thousands)	2002	2001

Building	$—	$460
Land	—	404
Purchased software	5,720	4,707
Leasehold improvements	1,141	765
Furniture and equipment	12,288	11,452

	19,149	17,788
Less accumulated depreciation	(12,681)	(9,452)

	$6,468	$8,336

      Depreciation expense was approximately $3,285,000, $3,239,000 and $2,644,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

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

      In September 2001, the Company’s Board of Directors decided to sell the Company’s headquarters building and consolidate operations into the Technology and Business Service Center, which is in leased space adjacent to the headquarters building. As a result, the Company recorded an asset impairment charge of approximately $4.1 million in the third quarter 2001 to write-down the headquarters building, land and certain furniture to their estimated fair market value. The property was classified as property held for sale in the accompanying consolidated balance sheet at December 31, 2001. During the first quarter of 2002, this property was sold for net proceeds of approximately $2.2 million, resulting in a net gain on the sale of approximately $200,000. This gain is included in other operating expense in the accompanying consolidated statement of operations.

      As a result of the merger with Towne, the Company owned a 12,852 square foot office building in Riverside, California, situated on 3.3 acres of land that housed the RMSA administrative offices. The Company sold this building and property in August of 2002 for approximately $645,000 and relocated the RMSA administrative offices to comparable leased space in the Riverside, California area. The net proceeds from this transaction were also used to reduce our outstanding debt.

4.     INTANGIBLE AND OTHER ASSETS

      Intangible and other assets consist of the following:

(in thousands)	2002	2001

Goodwill, net of accumulated amortization of $732	$8,929	$7,942
Debt issuance costs, net of accumulated amortization of $1,094 and $847, respectively (remaining weighted average life of 31 months)	715	930
Non compete agreements, net of accumulated amortization of $400 and $170, respectively	1,010	1,190
Customer lists, net of accumulated amortization of $321 (remaining weighted average life of 45 months)	979	—
Acquired technology, net of accumulated amortization of $73 (remaining weighted average life of 67 months)	277	—
Other, net	301	497

	$12,211	$10,559

Amortization expense of identified intangible assets during the years ended December 31, 2002, 2001 and 2000 was approximately $625,000, $151,000 and $102,000, respectively

The changes in the carrying amount of goodwill for the year ended December 31, 2002 are as follows:

(in thousands)

Balance as of January 1, 2002	$7,942
Goodwill acquired during year	570
Allocation to identified intangible assets	(1,480)
Increase resulting from reduction of deferred tax assets associated with Towne acquisition	1,727
Other miscellaneous purchase price adjustments associated with Towne acquisition	170

Balance as of December 31, 2002	$8,929

      During 2002, the Towne purchase price allocation was finalized, resulting in a net increase to goodwill of approximately $417,000. In addition to the $1,727,000 and the $170,000 adjustments shown in the table above, during June 2002, the Company completed appraisals of identified intangibles acquired in the Towne merger. As a result, the Company recorded intangible assets of $1,130,000 and $350,000 for customer lists and acquired technology, respectively. A one-time catch-up entry of $230,000 was recorded in June of 2002 to record amortization expense as if these identified intangibles had been amortized since the acquisition date of August 2001.

      The estimated amortization expense of intangible assets during the next five years is as follows:

2003	$679
2004	585
2005	492
2006	293
2007	48

$2,097

5.     ACCRUED LIABILITIES

      Accrued liabilities consist of the following:

(in thousands)	2002	2001

Employee bonuses	$482	$1,608
Commissions and other payroll costs	1,053	1,834
Accrued severance costs	183	1,022
Accrued income taxes	977	537
Other	3,023	2,172

	$5,718	$7,173

6.     REVOLVING LINE OF CREDIT

      The Company has a secured revolving credit facility agreement in place with a bank that allows for the Company to draw up to a maximum of $5.0 million (reduced to the lesser of $3.0 million or 60% of eligible receivables in conjunction with the amendment executed on April 11, 2003) with a sublimit of up to $2.0 million for standby letters of credit. The facility matures August 7, 2004 and is subject to the restrictive financial covenants discussed in Note 7. The interest rate is based on the Eurodollar or prime rate plus a margin (6.0% at December 31, 2002). As of December 31, 2002, there was $950,000 drawn against this facility. Weighted average borrowings drawn against the facility during the years ended December 31, 2002 and 2001 were $929,000 and $417,000, respectively. As of December 31, 2002, there was $620,000 related to standby letters of credit outstanding.

7.     LONG-TERM DEBT

      Long-term debt consists of the following:

(in thousands)	2002	2001

Term Loan A with a bank, principal due quarterly; interest due monthly at the Eurodollar or bank prime rate plus a margin (4.78% at December 31, 2002); matures August 7, 2004	$8,772	$14,394
Term Loan B with a bank, principal due quarterly; interest due monthly at the Eurodollar or bank prime rate plus a margin (5.28% at December 31, 2002); matures August 7, 2006	19,525	21,753
Capital lease obligations, principal and interest due monthly with discount rates Ranging from 8.61% to 8.75%, maturities through July 22, 2004	504	872

	28,801	37,019
Less current portion	(5,463)	(5,394)

	$23,338	$31,625

      Term Loans A and B and the revolving credit facility are secured by substantially all assets of the Company and its subsidiaries. All three debt instruments include certain restrictive financial covenants related to maximum capital expenditures, minimum earnings before interest, taxes, depreciation and amortization (“EBITDA”), ratio of consolidated debt to EBITDA, interest coverage ratio and fixed coverage ratio. The debt agreements prohibit the Company from declaring and paying any cash dividends during the respective terms of the loans. As of December 31, 2002, the Company was in non-monetary default of certain of these restrictive financial covenants. On April 11, 2003, the Company entered into an amendment to its credit facility. The amendment waived the defaults as of December 31, 2002 and modified certain restrictive financial covenants for all four quarters of 2003. The amendment also provides for the payment to the lenders of a fee totaling 2% of the outstanding debt as of April 11, 2003, which is approximately $600,000. 25% of this fee was paid immediately upon entering into the amendment, 25% of this fee is payable on September 30, 2003, and 50% is payable on December 31, 2003. 50% of the September 30, 2003 fee will be waived by the Lenders in the event of a documentation benchmark (as defined in the credit facility amendment) and 100% of the September and December payments will be waived to the extent that no amounts remain outstanding under the credit facility as of the applicable payment date. The Company expects to be in compliance with these amended covenants throughout 2003. There can be no assurance the Company will remain in compliance with the amended covenants and non-compliance with these covenants could have a material adverse impact to the Company’s operating and financial results.

      The interest margin for the term loans above is determined by the lender based on the ratio of consolidated debt to EBITDA. The debt agreement also includes a provision requiring early payment on the term loans if the Company has excess cash, as defined in the credit agreement, on hand at year-end. As of December 31, 2002, the Company was not required to make an excess cash payment.

      As a result of the Towne merger, the company assumed several capitalized leases for certain furniture and equipment which have principal and interest payments due monthly with discount rates ranging from 8.61% to 8.75% and maturities through July of 2004. The leases are secured by the furniture and equipment to which the leases relate. The annual maturities of long-term debt as of December 31, 2001, are as follows:

(in thousands)

2003	$5,463
2004	7,220
2005	12,708
2006	3,410

$28,801

8.     INCOME TAXES

      Income tax provision (benefit) consisted of the following for the three years ended December 31, 2002:

(in thousands)	2002	2001	2000

Current income tax expense	$—	$776	$1,936
Deferred tax expense (benefit)	1,977	(908)	1,275

Income tax expense (benefit), net	$1,977	$(132)	$3,211

      A reconciliation of the tax expense (benefit) from the U.S. federal statutory rate to the effective rate for the three years ended December 31, 2002 is as follows:

(in thousands)	2002	2001	2000

Tax expense (benefit) at U.S. federal statutory rate	$1,756	$(120)	$2,800
State tax expense (benefit), net of reduction to federal taxes	200	(10)	326
Expenses not deductible	65	87	79
Other	(44)	(89)	6

Income tax expense (benefit), net	$1,977	$(132)	$3,211

      Significant components of the Company’s deferred tax liabilities and assets, using a tax rate of 39% at December 31, 2002 and 2001 are as follows:

(in thousands)	2002	2001

Current assets (liabilities):
Deferred revenue	$22	$186
Reserves on assets	226	140
Liabilities not yet deductible	761	1,804

Deferred tax assets, current	1,009	2,130

(in thousands)	2002	2001

Noncurrent assets (liabilities):
Software development costs	(887)	(568)
Net operating loss carryforwards	2,960	2,833
Book/tax basis differences in fixed assets	—	1,611
Noncurrent liabilities not yet deductible	375	577
Other	(196)	382

Deferred tax assets, noncurrent	2,252	4,835

Total net deferred tax assets	$3,261	$6,965

      During 2002, as part of finalizing the allocation of purchase price for the Towne acquisition, a net reduction in deferred tax assets of approximately $1.7 million was recorded as an increase to goodwill. These reductions were primarily the result of preliminary estimates made in 2001 regarding certain book/tax basis differences that existed as of the merger date that would be deductible in future periods. However, after completion of the 2001 federal income tax returns and further research into the applicable tax laws, it was determined that these basis differences would be severely, if not entirely, limited for future deductibility purposes. As such, the Towne opening balance sheet was adjusted resulting in an increase to goodwill to remove these estimated deferred tax assets.

      The Company has net operating loss carryforwards of approximately $7.1 million available as of December 31, 2002 for both federal and state tax purposes. These carryforwards are limited in use to approximately $350,000 per year due to the Towne merger and expire at various times through 2022. The Company also has an additional net operating loss carryforward of approximately $2.9 million available to reduce future taxable income for state tax purposes.

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

10.     CONVERTIBLE PREFERRED STOCK

      On August 9, 2001, the Company issued 40,031 shares of Series B Convertible Preferred Stock valued at approximately $114,000 as a condition of the merger of Towne into Private Business. These preferred shares were issued in exchange for all the issued and outstanding Towne Series B preferred stock. The preferred stock is entitled to dividends, in preference to the holders of any and all other classes of capital stock of the Company, at a rate of $0.99 per share of preferred stock per quarter commencing on the date of issuance. Approximately $351,000 in accrued dividends payable was assumed by the Company as a part of the merger transaction and approximately $160,000 and $63,000 of dividends payable has been accrued during the year ended December 31, 2002 and the period of August 9, 2001 through December 31, 2001, respectively. Total accrued dividends were $575,000 and $415,000 as of December 31, 2002 and 2001, respectively.

      The Series B Convertible Preferred Stock is convertible to common stock on a one share for one share basis at the option of the preferred stockholders at any time after August 9, 2002 upon the written election of the stockholder. The Series B Convertible Preferred Stock is also redeemable at the option of the Company for cash at any time, in whole or in part, with proper notice. The stated redemption price is $50.04 per Series B Convertible Preferred share, plus any accrued but unpaid dividends as of the redemption date. The Series B Convertible Preferred Stock, in the event of liquidation, dissolution or winding up of the Company, contains a liquidation preference over all other capital stock of the Company equal to and not less than the stockholder’s invested amount plus any declared but unpaid dividends payable. As of December 31, 2002, in the event of liquidation, dissolution or winding up of the Company, the preferred stockholders would be entitled to receive a total of approximately $2.6 million.

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

      A summary of the status of the Company’s stock options is as follows:

		Weighted
		Average
	Number of	Exercise
	Shares	Price

Balance at December 31, 1999	1,311,652	$16.62
Granted	287,433	9.69
Exercised	(27,579)	5.76
Canceled	(196,205)	17.70

Balance at December 31, 2000	1,375,301	$15.24
Granted	1,921,103	7.34
Exercised	(17,665)	1.23
Canceled	(527,282)	14.22

Balance at December 31, 2001	2,751,457	$10.02
Granted	532,001	1.92
Exercised	(53,913)	2.54
Canceled	(996,038)	16.72

Balance at December 31, 2002	2,233,507	$5.56

      The following table summarizes information about stock options outstanding at December 31, 2002:

	Options Outstanding			Options Exercisable

		Weighted Average	Weighted		Weighted
		Remaining	Average Exercise		Average Exercise
Exercise Price	Number	Contractual Life	Price	Number	Price

$ 0.00 to $ 4.99	1,689,166	8.5 years	$2.36	829,044	$2.49
$ 5.00 to $14.99	319,452	7.1 years	$6.86	282,574	$6.75
$15.00 to $34.99	147,069	7.4 years	$22.56	142,039	$22.51
$35.00 to $54.99	77,820	7.1 years	$37.84	77,820	$37.84

Total	2,233,507	7.7 years	$5.56	1,331,477	$7.60

      At the end of 2002, 2001 and 2000, the number of options exercisable was approximately 1,331,000, 1,741,000 and 651,000, respectively, and the weighted average exercise price of these options was $7.60, $10.92 and $13.95, respectively.

      SFAS No. 123 requires that compensation expense related to options granted be calculated based on the fair value of the options as of the date of grant. The fair value calculations take into account the exercise prices and expected lives of the options, the current price of the underlying stock, its expected volatility, the expected dividends on the stock, and the current risk-free interest rate for the expected life of the option. Under SFAS No. 123, the weighted average fair value of the 2002, 2001 and 2000 options at the date of grant was approximately $1.17, $1.67 and $2.50 per share, respectively. The fair value was calculated using a weighted average risk-free rate of 4.5%, 5.00%, and 6.26%, an expected dividend yield of 0% and expected stock volatility of 75%, 75% and 75% for 2002, 2001 and 2000, respectively, and an expected life of the options of eight years.

      During February 2001, the Company granted options to purchase 100,000 shares of the Company’s common stock at $3.75 to the Company’s former CEO, who served as a consultant to the Company until the end of 2001. Options to purchase 66,667 of the shares vested ratably each month from February 2001 to January 2002, while the remaining 33,333 options vested ratably each month from July 2001 to January 2002. The options expire 10 years from the date of the grant. The fair value of these options of approximately $288,000 has been calculated in accordance with SFAS No. 123, using a risk-free rate of 6.26%, an expected dividend yield of 0% and an expected stock volatility of 75%. This fair value will be expensed to general and administrative expense over the vesting period ($256,000 expensed in 2001 and $32,000 was expensed in 2002.) In addition to the stock option grants, the Company’s former CEO received $315,000 related to his severance agreement in February 2001. This amount was expensed during the first quarter of 2001.

      On August 13, 2001, the Company finalized an employment agreement with the then new CEO in which the CEO was granted options to purchase 333,333 shares of the Company’s common stock. Options to purchase 166,667 shares vested immediately and are exercisable at $3.00 per share, while the remaining 166,666 shares vest ratably each month February 2001 to January 2005, of which 83,333 shares are exercisable at $12.00 per share and 83,333 shares are exercisable at $18.00 per share. All exercise prices per share were in excess of the fair market value of a share of the Company’s common stock as of the grant date, therefore, no compensation expense has been recorded. The options expire 10 years from the date of the grant.

12.     NET INCOME (LOSS) PER SHARE

      Basic earnings per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the year. Diluted earnings per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of dilutive common and common equivalent shares outstanding during the fiscal year, which includes the additional dilution related to conversion of preferred stock and stock options as computed under the treasury stock method. The Series B Convertible Preferred Stock was not included in the adjusted weighted average common shares outstanding for 2002 as the effects of conversion are anti-dilutive. Neither the outstanding in-the-money stock options nor the Series B Convertible Preferred Stock have been included in the adjusted weighted average common shares outstanding for 2001 as the effects of conversion are anti-dilutive due to the Company’s losses.

      The following table is a reconciliation of the Company’s basic and diluted earnings per share in accordance with SFAS No. 128:

(in thousands, except per share data)	2002	2001	2000

Net income (loss) available to common stockholders	$2,933	$(270)	$5,023

Basic earnings per Share:
Weighted average common shares outstanding	14,005	11,073	9,156

Basic earnings (loss) per share	$0.21	$(0.02)	$0.54

Diluted earnings per Share:
Weighted average common shares outstanding	14,005	11,073	9,156
Dilutive common share equivalents	305	—	121

Total diluted shares outstanding	14,310	11,073	9,277

Diluted earnings (loss) per share	$0.20	$(0.02)	$0.54

13.     COMMITMENTS AND CONTINGENCIES

      The Company leases office space and office equipment under various operating lease agreements. Rent expense for the years ended December 31, 2002, 2001 and 2000 totaled approximately $1,433,000, $1,364,000 and $1,160,000, respectively, and is included in general and administrative expense in the consolidated statements of operations.

      As mentioned in Note 3, the Company sold a parcel of land adjacent to its headquarters on which a third party built an office building. The Company entered into a 10-year lease agreement on March 31, 2000, to lease approximately half of the available space. The future minimum lease payments for the lease are included in the table below:

      As of December 31, 2002, the future minimum lease payments relating to operating lease obligations are as follows:

(in thousands)

2003	$1,876
2004	1,678
2005	1,327
2006	1,299
2007	1,295
Thereafter	2,559

$10,034

Legal Proceedings.

      As a result of the merger with Towne, the Company assumed certain outstanding litigation against Towne. Except for the lawsuits described below, the Company is not currently a party to, and none of its material properties is currently subject to, any material litigation other than routine litigation incidental to its business.

In Re Towne Services, Inc./Securities Litigation

As previously disclosed, Towne, two of its former officers and a current officer are defendants in a securities class action lawsuit filed in November 1999 in the District Court of Georgia, Atlanta Division. The complaints alleged, among other things, that Towne should have disclosed in the prospectus used for its secondary public offering in June 1999 that it allegedly experienced serious problems with its network infrastructure and processing facilities during the move of its corporate headquarters in June 1999, and that these problems allegedly led to a higher than usual number of customers terminating their contracts during the second quarter. The Complaint seeks an unspecified amount of damages. Towne and its officers answered, denying liability. The parties reached a tentative settlement, which is subject to certain conditions including Court approval, and which is memorialized in a Memorandum of Understanding signed January 17, 2003. Counsel for plaintiffs agreed to dismiss all claims and release all defendants for a negotiated settlement amount which will be funded by Towne’s directors and officers insurance carrier and Towne. The settlement funds were placed in escrow on February 21, 2003. Counsel for defendants estimate it will take a minimum of six months for the Court to approve the class-action settlement. The parties also continue to pursue the question as to whether the carrier will also pay the cost of defense, including the attorney’s fees incurred by Towne, as provided by the underlying insurance policy.

Edward H. Sullivan, Jr. and Lisa Sullivan v. Towne Services, Inc.

(Towne Services, Inc. as the successor to Banking Solutions, Inc., Bane Leasing.Com, Inc., the successor to BSI Capital Funding, Inc., Moseley & Standerfer, P.C., David R. Frank, Don G. Shafer, and Shannon W. Webb)

This lawsuit was the result of Towne’s acquisition of Banking Solutions, Inc. (“BSI”) through a stock purchase made by its subsidiary, BSI Acquisition Corp. This lawsuit was filed in December 1998 in the District Court of Collin County, Texas. Plaintiff Edward Sullivan, Jr. was employed by BSI. Sullivan alleges, among other things, that he had a buy-out agreement with BSI and certain BSI shareholders under which, in certain circumstances, Sullivan was to receive a commission based on the gross sales price paid by any purchaser of BSI. Sullivan contends that BSI and the other shareholders allegedly fraudulently induced him to release them from the agreement by fraudulently misrepresenting the gross sales price paid by Towne Services’ subsidiary in the stock purchase. Sullivan contends that Towne Services is liable to him as the successor to BSI, and also for allegedly tortuously interfering with the agreement. Sullivan also contends Towne Services conspired with the other defendants to misrepresent the “gross purchase price.” The District Court of Collin County, Texas granted Towne Service’s Inc. Motion for Summary Judgment on all claims. The Order was entered on July 15, 2002. PBI has sought indemnification from the BSI shareholders for its expenses in defending this action based on the provisions of the BSI stock purchase agreement.

Towne Services, Inc. v. Clipper, et al.

As previously reported, Towne filed an action against six former BSI sales representatives and The Clipper Group, a company founded by one or more of former BSI sales representatives, on April 24, 2001 in the 277th District Court of Williamson County, Texas. Towne contends that the defendants formed a competing company, and are marketing a competing product, to Towne’s bank customers, in violation of the named individuals’ employment contracts, and in particular, in violation of trade secret and confidentiality provisions and non-solicitation of customer and employee provisions contained in those contracts. The parties have reached a settlement agreement in this matter, and executed the final settlement agreement on September 30, 2002. The pending claims were dismissed by agreement of the parties.

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

14.     EMPLOYEE BENEFIT PLANS

      The Company has an employee savings plan, the Private Business, Inc. 401(k) Profit Sharing Plan (the “Plan”), which permits participants to make contributions by salary reduction pursuant to section 401(k) of the Internal Revenue Code. The Company matches contributions contributed by employees up to a maximum of $1,000 per employee per year and may, at its discretion, make additional contributions to the Plan. Employees are eligible for participation beginning with the quarter immediately following one year of service. Total contributions made by the Company to the Plan were $196,000, $212,000 and $192,000 in 2002, 2001 and 2000, respectively, and are included in general and administrative expense in the consolidated statements of operations.

      As a result of the Towne merger, the Company has a 401(k) Profit Sharing Plan (the “Towne Plan”), which permits Towne and RMSA employees to make contributions by salary reduction pursuant to section 401(k) of the Internal Revenue Code. The Company matches contributions contributed by employees in an amount equal to 25% up to 6% of the employee’s pay. Employees are eligible for participation beginning after one month of employment with the Company. The total contribution made by the Company to the Towne Plan was $30,000 for the period from the acquisition date of August 9, 2001 through December 31, 2001, and is included in general and administrative expense in the consolidated statement of operations. This plan was subsequently merged into the Private Business 401(k) Profit Sharing Plan during 2002. There were no employer matching contributions to the Towne Plan in 2002.

      During 2000, the Company established an employee stock purchase plan whereby eligible employees may purchase Company stock at a discount through payroll deduction of up to 15% of base pay. The price paid for the stock is the lesser of 85% of the closing market price on the first or last day of the quarter in which payroll deductions occur. The Company has reserved 333,333 shares for issuance under this plan. The Company issued 50,205 shares during 2002, 66,229 shares during 2001 and 11,428 shares during 2000.

      As a result of the merger, the Company has an employee stock ownership plan (“ESOP”), the RMSA Employee Stock Ownership Plan (the “ESOP Plan”). The purpose of the ESOP is to provide stock ownership benefits for substantially all the employees of RMSA who have completed one year of service. The plan is subject to all the provisions of the Employee Retirement Income Security Act of 1974 (“ERISA”), as amended. The Company may make discretionary contributions to the ESOP Plan in the form of either cash or the Company’s common stock. The ESOP Plan does not provide for participant contributions. Participants vest in their accounts ratably over a seven-year schedule. The Company made no contribution to the ESOP Plan in 2002 or 2001. As of December 31, 2002, the number of the Company’s common shares in the ESOP Plan were 87,259.

15.     RELATED PARTY TRANSACTIONS

      In September 2001, the Company began leasing some of its office space to Tecniflex, Inc., which is owned by some of the principal stockholders of the Company. The lease was for eight months and expired on April 30, 2002. The rent income for 2002 and 2001 totaled $11,000 and $39,000, respectively.

      During the years ended December 31, 2002 and 2001, the Company paid fees of approximately $105,000 and $119,000, respectively for legal services to a law firm in which a director and shareholder of the Company is a partner.

      During the year ended December 31, 2001, the Company paid fees of approximately $44,000 for communication services to The InterCept Group, Inc., of which a director and shareholder of the Company is a director.

16.     QUARTERLY FINANCIAL DATA (UNAUDITED)

	Quarter Ended
	(in thousands, except per share data)

	March 31,	June 30,	Sept. 30,	Dec. 31,	March 31,	June 30,	Sept. 30,	Dec. 31,
	2001	2001	2001	2001	2002	2002	2002	2002

Statement of operations data:
Revenues	$12,127	$12,248	$15,175	$16,210	$14,618	$14,615	$13,187	$12,125

Operating income (loss)	$602	$2,003	$(1,876)	$2,276	$2,098	$2,718	$1,544	$508

Income (loss) from operations before income taxes	$(454)	$1,059	$(2,636)	$1,692	$1,602	$2,211	$1,150	$107
Income tax provision (benefit)	(177)	413	(1,028)	660	625	862	448	42

Net income (loss)	(277)	646	(1,608)	1,032	977	1,349	702	65
Preferred stock dividends	—	—	23	40	40	40	40	40

Net income (loss) available to common stockholders	$(277)	$646	$(1,631)	$992	$937	$1,309	$662	$25

Earnings (loss) per common shares (diluted)	$(0.03)	$0.07	$(0.14)	$0.07	$0.07	$0.09	$0.05	$0.00

The above quarterly financial data includes the reclassification of certain losses related to the write-off of debt issuance costs from extraordinary items to operating expenses. As such the quarterly information for the quarters in which those write-offs occurred do not match the previously reported quarterly filings. The quarterly financial data for the quarter ended September 30, 2001, includes a write-down on certain property of approximately $4.2 million.

17.     SEGMENT INFORMATION

      Prior to 2001, the Company operated in one business segment, accounts receivable financing. As a result of the Company’s merger with Towne in August 2001, it now operates in a second business segment, retail inventory management and forecasting. The Company accounts for segment reporting under SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. Since the Company operated in one business segment prior to 2001, prior year segment information is not presented. Additionally, $1.5 million of the goodwill originating from the Towne acquisition has been allocated to the retail inventory forecasting segment, while no corporate overhead costs or interest have been allocated to the retail inventory forecasting segment, but are included in the accounts receivable financing segment costs.

      The following table summarizes the financial information concerning the Company’s reportable segments from continuing operations for the years ended December 31, 2002 and 2001. The retail inventory forecasting segment only includes results from August 9, 2001, the merger date, through December 31, 2001.

	2002			2001

	Accounts	Retail		Accounts	Retail
	Receivable	Inventory		Receivable	Inventory
(in thousands)	Financing	Forecasting	Total	Financing	Forecasting	Total

Revenues	$44,076	$10,469	$54,545	$51,432	$4,328	$55,760
Income (loss) before taxes	4,151	919	5,070	(449)	110	(339)
Assets	27,948	5,353	33,301	36,839	4,788	41,627
Total expenditures for additions to long-lived assets	2,406	—	2,406	1,392	—	1,392

SCHEDULE II

PRIVATE BUSINESS, INC.

VALUATION AND QUALIFYING ACCOUNTS

		Additions
		Charged to	Additions
	Balance at	Costs	Resulting	Deductions	Balance at
	Beginning of	and	From	(Charge	End of
	Period	Expenses (1)	Acquisitions (1)	Offs)(1)	Period

Year ended December 31, 2002:
Allowance for doubtful accounts	$258,000	$793,000	$—	$419,000	$632,000

Year ended December 31, 2001:
Allowance for doubtful accounts	$10,000	$—	$248,000	$—	$258,000

Year ended December 31, 2000:
Allowance for doubtful accounts	$87,000	$—	$—	$77,000	$10,000

(1)	Additions to the allowance for doubtful accounts are included in general and administrative expense. All deductions or charge offs are charged against the allowance for doubtful accounts. During August 2001, the Company acquired Towne Services, Inc., resulting in the assumption of allowances for certain doubtful accounts.

SIGNATURES

      Pursuant to the requirements of Schedule 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRIVATE BUSINESS, INC

	/s/	Henry M. Baroco

Henry M. Baroco Chief Executive Officer

Date: April 11, 2003

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William B. King William B. King	Chairman of the Board	April 11, 2003

/s/ Henry M. Baroco Henry M. Baroco	Chief Executive Officer	April 11, 2003

/s/ Gerard M Hayden, Jr. Gerard M. Hayden, Jr.	Chief Financial Officer (Principal Financial and Accounting Officer)	April 11, 2003

/s/ Brian J. Conway Brian J. Conway	Director	April 11, 2003

/s/ Bruce R. Evans Bruce R. Evans	Director	April 11, 2003

/s/ Glenn W. Sturm Glenn W. Sturm	Director	April 11, 2003

/s/ Gregory S. Daily Gregory S. Daily	Director	April 11, 2003

/s/ David B. Ingram David B. Ingram	Director	April 11, 2003

/s/ Richardson M. Roberts Richardson M. Roberts	Director	April 11, 2003

/s/ Frank W. Brown Frank W. Brown	Director	April 11, 2003

/s/Thomas L. Black Thomas L. Black	Director	April 11, 2003

CERTIFICATIONS PURSUANT TO
SECTION 302 OF
THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

      I, Henry M. Baroco, certify that:

1.    I have reviewed this annual report on Form 10-K of Private Business, Inc.;

2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.    The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of the date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c)	Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a)	All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 11, 2003

/s/ Henry M. Baroco

Henry M. Baroco
Chief Executive Officer

CERTIFICATION

      I, Gerard M. Hayden, Jr., certify that:

1.    I have reviewed this annual report on Form 10-K of Private Business, Inc.;

2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.    The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of the date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c)	Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a)	All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

      6.    The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 11, 2003

/s/ Gerard M. Hayden, Jr.

Gerard M. Hayden, Jr. Chief Financial Officer

INDEX TO EXHIBITS

Exhibit
Number	Description of Exhibit

3.1	Amended and Restated Charter of the Company (incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on No. 333-75013 Form S-1).

3.1.1	Charter Amendment Dated August 9, 2001 (incorporated by reference to Exhibit 3.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).

3.2	Amended and Restated Bylaws of Private Business (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement No. 333-75013 on Form S-1).

10.1	Stock Purchase Agreement dated as of July 24, 1998 (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement No. 333-75013 on Form S-1).

10.2	Stockholders Agreement dated as of August 7, 1998 (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement No. 333-75013 on Form S-1).

10.3	Registration Rights Agreement dated as of August 7, 1998 (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement No. 333-75013 on Form S-1).

10.4	Credit Agreement dated as of August 7, 1998 (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement No. 333-75013 on Form S-1).

10.4.1	Amendment No. 1 to Credit Agreement dated as of May 5, 1999 (incorporated by reference to Exhibit 10.4.1 to the Company’s Registration Statement No. 333-75013 on Form S-1).

10.4.2	Amendment No. 2 to Credit Agreement dated as of December 31, 1999 (incorporated by reference to Exhibit 10.4.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999).

10.4.3	Amendment No. 3 to Credit Agreement dated as of March 31, 2001 (incorporated by reference to Exhibit 10.4.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001).

10.4.4	Amendment No. 4 to Credit Agreement dated as of June 30, 2001 (incorporated by reference to Exhibit 10.4.4 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).

10.4.5	Amendment No. 5 to Credit Agreement dated as of October 5, 2001 (incorporated by reference to Exhibit 10.4.5 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2001).

10.4.6	Amendment No. 6 to Credit Agreement dated as of December 10, 2001 (incorporated by reference to Exhibit 10.4.6 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2001).

10.4.7	Amendment No. 7 to Credit Agreement dated as of December 31, 2001 (incorporated by reference to Exhibit 10.4.7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2001).

10.4.8	Amendment No. 8 to Credit Agreement dated as of September 30, 2002 (incorporated by reference to Exhibit 10.4.8 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).

10.4.9	Amendment No. 9 to Credit Agreement dated as of April 11, 2003.

10.5	Form of Indemnification Agreement between Private Business and each of its Officers and Directors (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement No. 333-75013 on Form S-1).

Exhibit
Number	Description of Exhibit

10.6	Form of Nonqualified Stock Option Agreement without change of control provision (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement No. 333-75013 on Form S-1).

10.7	Form of Nonqualified Stock Option Agreement with change of control provision (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement No. 333-75013 on Form S-1).

10.8	Private Business, Inc. 1999 Amended and Restate Stock Option Plan (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement No. 333-75013 on Form S-1).

10.9	Cendant Termination and Non Competition Agreement (incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement No. 333-75013 on Form S-1).

10.10	Lease Between Triple Brentwood as Landlord and 21 Private Business, Inc. as Tenant (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999).

10.11	Employment Agreement Between the Company and Thomas L. Black (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).

10.12	Employment Agreement Between the Company and Henry M. Baroco (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).

10.13	Consulting Agreement Between the Company and G. Lynn Boggs (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).

10.14	Advisor Agreement with Thomas L. Black.

12	Agreement and Plan of Merger between the Company and Towne Services, Inc. (incorporated by reference to annex 1 to the Company’s registration statement on Form S-4).

21	Subsidiaries of Private Business.

23.1	Consent of Ernst & Young LLP.

23.2	Explanation Concerning Absence of Current Written Consent of Arthur Andersen LLP.

99.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002— Chief Executive Officer.

99.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002— Chief Financial Officer.

The attachments referenced in these exhibits are not included in this filing but are available from Private Business upon request.