Form 10-Q
period 2003-03-31
PRIVATE BUSINESS INC
filed 2003-05-14
CIK 1069469

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2003

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

Yes   [x]    No   [  ]

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes  [  ]    No  [x]

      Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Class	Outstanding as of April 30, 2003

Common Stock, no par value	14,087,397shares

PRIVATE BUSINESS, INC.

Form 10-Q

For Quarter Ended March 31, 2003

INDEX

		Page No.

Part I – Financial Information
Item 1 –	Financial Statements
	Unaudited Consolidated Balance Sheets As of March 31, 2003 and December 31, 2002	3
	Unaudited Consolidated Statements of Operations for the three months ended March 31, 2003 and 2002	4
	Unaudited Consolidated Statements of Cash Flows for the three months ended March 31, 2003 and 2002	5
	Notes to Unaudited Consolidated Financial Statements	6 -12
Item 2 –	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13 - 23
Item 3 –	Quantitative and Qualitative Disclosures About Market Risk	23
Item 4 –	Disclosure Controls and Procedures	23

Part II – Other Information
Item 1 –	Legal Proceedings	24 - 25
Item 6 –	Exhibits and Reports on Form 8-K	26
Signatures		27
Certifications		28 - 31

Part 1
Financial Information

Item 1.   Financial Statements

PRIVATE BUSINESS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS – UNAUDITED

	March 31,	December 31,
(in thousands, except per share data)	2003	2002

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$971	$1,146
Accounts receivable — trade, net of allowance for doubtful accounts of $444 and $632, respectively	6,223	6,726
Accounts receivable — other	185	420
Deferred tax assets	1,226	1,009
Prepaid and other current assets	1,428	1,613

Total current assets	10,033	10,914

PROPERTY AND EQUIPMENT, NET	5,791	6,468
OTHER ASSETS:
Software development costs, net	1,425	1,456
Deferred tax assets	2,133	2,252
Intangible and other assets, net	12,006	12,211

Total other assets	15,564	15,919

Total assets	$31,388	$33,301

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable	$2,141	$2,039
Accrued liabilities	5,392	5,718
Dividends payable	615	575
Deferred revenue	478	470
Current portion of long-term debt and capital lease obligations	5,576	5,463

Total current liabilities	14,202	14,265

REVOLVING LINE OF CREDIT	950	950
OTHER NONCURRENT LIABILITIES	436	623
LONG-TERM DEBT, net of current portion	21,815	23,190
CAPITAL LEASE OBLIGATIONS, net of current portion	59	148

Total liabilities	37,462	39,176

COMMITMENTS AND CONTINGENCIES

PREFERRED STOCK, series B convertible, no par value; 20,000,000 shares authorized, 40,031 shares issued and outstanding	114	114

STOCKHOLDERS’ DEFICIT:
Common stock, no par value; 33,333,333 shares authorized; shares issued and outstanding, 14,064,008 and 14,047,253, respectively	0	0
Additional paid-in capital	(7,174)	(7,195)
Retained earnings	986	1,206

Total stockholders’ deficit	(6,188)	(5,989)

Total liabilities and stockholders’ deficit	$31,388	$33,301

The accompanying notes are an integral part of these consolidated financial statements.

PRIVATE BUSINESS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS – UNAUDITED

For the Three Months Ended March 31, 2003 and 2002

(in thousands, except per share data)	2003	2002

REVENUES:
Participation fees	$7,061	$9,929
Software license	76	132
Retail planning services	2,358	2,745
Maintenance and other	1,571	1,814

Total revenues	11,066	14,620

OPERATING EXPENSES:
General and administrative	5,635	6,178
Selling and marketing	4,664	5,783
Research and development	238	251
Amortization	425	352
Other operating expense, net	44	(44)

Total operating expenses	11,006	12,520

OPERATING INCOME	60	2,100
INTEREST EXPENSE, NET	352	495

INCOME (LOSS) BEFORE INCOME TAXES	(292)	1,605
Income tax provision (benefit)	(114)	626

NET INCOME (LOSS)	(178)	979
Preferred stock dividends	40	40

NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$(218)	$939

EARNINGS (LOSS) PER SHARE:
Basic	$(0.02)	$0.07

Diluted	$(0.02)	$0.07

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	14,064	13,954

Diluted	14,064	14,267

The accompanying notes are an integral part of these consolidated financial statements.

PRIVATE BUSINESS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS – UNAUDITED

For the Three Months Ended March 31, 2003 and 2002

(in thousands)	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(178)	$979
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Write-off of debt issuance costs	0	34
Depreciation and amortization	1,148	1,123
Deferred taxes	(98)	1,702
Non-cash stock based compensation	0	46
Gain on sale of certain property and equipment, net	0	(183)
Changes in assets and liabilities:
Accounts receivable	738	70
Prepaid and other current assets	185	(850)
Other assets	18	32
Accounts payable	102	(524)
Accrued liabilities	(326)	(2,319)
Deferred revenue	8	54
Other noncurrent liabilities	(187)	(183)

Net cash provided by (used in) operating activities	1,410	(19)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(46)	(876)
Software development costs	(210)	(170)
Proceeds from sale of property and equipment	0	2,201

Net cash provided by (used in) investing activities	(256)	1,155

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments on long-term debt	(1,244)	(1,223)
Repayments on capitalized lease obligations	(106)	(96)
Early extinguishment of long-term debt	0	(2,188)
Proceeds from revolving line of credit, net	0	1,400
Proceeds from exercise of employee stock options	0	10
Stock issued through employee stock purchase plan	21	20

Net cash used in financing activities	(1,329)	(2,077)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(175)	(941)
CASH AND CASH EQUIVALENTS at beginning of year	1,146	2,648

CASH AND CASH EQUIVALENTS at end of period	$971	$1,707

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash payments for income taxes during period	$100	$34

Cash payments of interest during period	$352	$502

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

      These consolidated financial statements, footnote disclosures and other information should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2002.

B.    Summary of Significant Accounting Policies

Principles of Consolidation

      The accompanying financial statements include the accounts of Private Business, Inc. and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

      Our significant accounting policies include revenue recognition, self-insurance reserves (2002 only) and software development costs. Please refer to our Annual Report on Form 10-K for the year ended December 31, 2002 for a more detailed description of these accounting policies.

Stock-Based Compensation

      The Company has elected to account for its stock-based compensation plans under the intrinsic value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and does not utilize the fair value method. However, the Company has adopted the disclosure requirements of SFAS No. 123, and has adopted the additional disclosure requirements as specified in SFAS No. 148, Accounting For Stock-Based Compensation — Transition and Disclosure.

      The following table illustrates the effect on net income (loss) available to common shareholders and earnings (loss) per share if the fair value based method had been applied to all outstanding and unvested awards for the three-month periods ended March 31, 2003 and 2002, respectively.

(in thousands, except per share data)	2003	2002

Net income (loss) available to common shareholders, as reported	$(218)	$939
Add: Stock-based employee compensation expense included in reported net income (loss), net of related tax effects	0	28
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(177)	(229)

Pro forma net loss	$(395)	$(738)

	2003	2002

Earnings (loss) per share:
Basic—as reported	$(0.02)	$0 .07

Basic—pro forma	$(0.03)	$(0.05)

Diluted—as reported	$(0.02)	$0.07

Diluted—pro forma	$(0.03)	$(0.05)

C.    Reclassifications

      Certain prior period amounts have been reclassified to conform with current period presentation.

D.    Acquisition of Access Retail Management

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

E.    Sale of Company Headquarters and Other Properties

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

      The following table represents information necessary to calculate earnings per share for the three-month periods ended March 31, 2003 and 2002:

	Three Months Ended March 31,

(in thousands)	2003	2002

Net income (loss) available to common shareholders	$(218)	$939

Weighted average common shares outstanding	14,064	13,954
Plus additional shares from common stock equivalent shares:
Options and convertible preferred stock	0	313

Adjusted weighted average common shares outstanding	14,064	14,267

      For the three months ended March 31, 2003 and 2002, approximately 2.1 million and 2.0 million employee stock options and the preferred shares were excluded from diluted earnings (loss) per share calculations, as their effects were anti-dilutive.

G.    Comprehensive Income (Loss)

      Comprehensive income (loss) for the three months ended March 31, 2003 and 2002 was comprised solely of net income (loss).

H.    Bank Covenants

      The Company’s credit facility is secured by a pledge of all Company assets and imposes financial covenants and requirements and contains limitations on the Company’s ability to sell material assets, redeem capital stock and pay dividends, among other actions. As of March 31, 2003, the Company was in compliance with all such covenants.

I.    Legal Proceedings

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

      This lawsuit was the result of Towne’s acquisition of Banking Solutions, Inc. (“BSI”) through a stock purchase made by its subsidiary, BSI Acquisition Corp. This lawsuit was filed in December 1998 in the District Court of Collin County, Texas. Plaintiff Edward Sullivan, Jr. was employed by BSI. Sullivan alleges, among other things, that he had a buy-out agreement with BSI and certain BSI shareholders under which, in certain circumstances, Sullivan was to receive a commission based on the gross sales price paid by any purchaser of BSI. Sullivan contends that BSI and the other shareholders allegedly fraudulently induced him to release them from the agreement by fraudulently misrepresenting the gross sales price paid by Towne’s subsidiary in the stock purchase. Sullivan contends that Towne is liable to him as the successor to BSI, and also for allegedly tortiously interfering with the agreement. Sullivan also contends Towne conspired with the other defendants to misrepresent the “gross purchase price.” The District Court of Collin County, Texas granted Towne’s Motion for Summary

Judgment on all claims. The Order was entered on July 15, 2002. PBI has sought indemnification from the BSI shareholders for its expenses in defending this action based on the provisions of the BSI stock purchase agreement.

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

J.    Segment Information

      Prior to August 2001, the Company operated in one business segment, accounts receivable financing. As a result of the Company’s merger with Towne in August 2001, it now operates in a second business segment, retail inventory forecasting. The Company accounts for segment reporting under SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. No corporate overhead costs or interest have been allocated to income (loss) before taxes of the retail inventory forecasting segment, but are included in the accounts receivable financing segment costs. Additionally, $1.5 million of goodwill associated with the Towne merger has been allocated to the retail inventory forecasting segment and is therefore included in the segment’s total assets.

      The following table summarizes the financial information concerning the Company’s reportable segments from continuing operations for the three months ended March 31, 2003 and 2002.

	Three Months Ended			Three Months Ended
	March 31, 2003			March 31, 2002

	Accounts	Retail		Accounts	Retail
	Receivable	Inventory		Receivable	Inventory
	Financing	Forecasting	Total	Financing	Forecasting	Total

(in thousands)
Revenues	$8,708	$2,358	$11,066	$11,875	$2,745	$14,620

Income (loss) before taxes	$(405)	$113	$(292)	$1,183	$422	$1,605

Assets	$26,215	$5,173	$31,388	$32,485	$5,022	$37,507

Total expenditures for additions to long-lived assets:	$46	$0	$46	$876	$0	$876

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

      The recorded goodwill is subject to annual impairment evaluations by the Company, which could result in possible write-downs in future periods if impairments are determined. The Company completed its initial transitional goodwill impairment review in accordance with SFAS No. 142 during June of 2002 and its annual impairment test as of December 31, 2002. Based on the Company’s evaluations, there were no impairments of goodwill as of January 1, 2002 or December 31, 2002.

      In August of 2002, the FASB issued SFAS No. 145, Recission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. This statement rescinds Statement No. 4, which required all material gains and losses from extinguishment of debt to be classified as an extraordinary item, net of related income tax effects. Upon adoption of this statement, extinguishment gains and losses will be classified as ordinary gains and losses in the income statement. The statement is effective for fiscal years beginning after May 15, 2002, resulting in it being effective for the Company on January 1, 2003. The Company early adopted this statement during December 2002, which did not have a material impact on the Company’s financial position or results of operations. However, certain debt extinguishment losses that had previously been reflected as extraordinary items were reclassified to ordinary expenses.

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

      In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, which amends SFAS No. 123. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation and amends the disclosure requirements of SFAS No. 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. SFAS No. 148 is effective for financial statements issued for fiscal years ending after December 15, 2002, and interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The Company adopted this statement on January 1, 2003 and has included the required interim disclosures elsewhere in this document.

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

PRIVATE BUSINESS, INC.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

               Three Months Ended March 31, 2003 and 2002

Overview

      We are a leading provider of solutions that enable community banks to manage accounts receivable financing provided to their small business customers. Our solution is called BusinessManager, and is based on software, marketing, and online electronic transaction processing services. One element of BusinessManager is our proprietary software, which enables our network of client banks to purchase accounts receivable from their small business customers. The banks then process, bill and track those receivables on an ongoing basis. As a major component of our program, we work with client banks to design, implement and manage the sale of BusinessManager accounts receivable financing services to their small business customers. We also give our client banks the option of outsourcing to us their application hosting and transaction processing in our Technology and Business Center. Through our subsidiary, Retail Merchandising Service Automation, (“RMSA”), we also provide merchandising forecasting information and consulting services to customers in the retail industry.

      In previous filings we have discussed that part of our growth strategy is to acquire or develop new products or services. We are initiating development activities in two areas. One is a new program, similar to our BusinessManager accounts receivable financing management product, that will eventually allow banks to offer commercial insurance products, including property, general liability and workers compensation, to their business customers in a very competitive and cost-effective manner. With over 350 large banking organizations having acquired insurance brokerage firms in recent years, we anticipate that this product will allow community banks to be more competitive.

      Another new product that was developed in 2002 called LineManager (“LM”), is for commercial banks that allows them to electronically monitor their conventional line of credit loans directly from their borrowers’ accounting system. The majority of commercial banks do not have the capability to electronically monitor their collateral for working capital lines of credit. This fact, along with credit officers and bank regulators expressing concern over the deteriorating credit conditions in the current economy, have led many of our banking clients to request a product of this type for their secured loans. Our system should allow our client banks to monitor loans in a manner similar to the way large financial institutions monitor their asset based loans but on an ASP (Application Service Provider) basis with no additional labor impact for the bank.

Critical Accounting Policies and Estimates

      Management’s Discussion and Analysis of Financial Condition and Results of Operations are based upon the Company’s consolidated financial statements. The preparation of these consolidated financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. On an on-going basis, management evaluates its critical accounting policies and estimates.

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

      Software license fees for BusinessManager consist of two components: the license fee and customer training and support fee. These are one-time fees that we receive upon the initial licensing of our BusinessManager program to a community bank. Our license agreements are executed with terms ranging from three to five years, and are renewable for subsequent terms. Some agreements contain performance or deferred payment terms that must be met in order for us to receive payment and recognize revenue. We recognize revenues from the license fee once we have met the terms of the customer agreement. The customer training and support fee are recognized ratably over the twelve-month service period subsequent to the activation of the license agreement.

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

      Maintenance fees and other revenues include several ancillary products and services we provide to client banks. Annual software maintenance fees are generated from our client banks starting on the first anniversary date of the BusinessManager license agreement and annually thereafter. These revenues are recognized ratably over a twelve-month period beginning on the first anniversary date of the agreement. Additionally, since 1995, we have brokered, through our Private Business Insurance subsidiary, credit and fraud insurance products from a national insurance company. We earn fees based on a percentage of the premium that is paid to the insurance company. We also provide a standard set of forms that client banks may purchase and use in the normal course of administering the BusinessManager program. Revenues related to these forms are recognized in the period that they are shipped to the client bank. We also offer processing services to our client banks for an additional fee, based on the volume of transactions processed through the system. We also have some industry-focused applications for the medical and dental markets. Monthly transaction processing fees include charges for electronic processing, statement rendering and mailing, settling payments, recording account changes and new accounts, leasing and selling point of sale terminals, telephone and software support services, rental fees and collecting debts.

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

      Self-Insurance Reserves. Prior to January 1, 2003, the Company was primarily self-insured for employee medical costs with certain limits of per claim and aggregate stop loss insurance coverage that management considers adequate. The Company maintains an accrual for these costs based on claims filed and an estimate of claims incurred but not reported. The difference between actual settlements and recorded accruals are expensed in the period identified. The Company was self-insured for employee medical claims up to $40,000 per employee per year or an aggregate of approximately $11 million per year. Effective January 1, 2003 the Company ceased being self-insured for medical costs.

Results of Operations

      The following table sets forth, for the periods indicated, the percentage relationships of the identified consolidated statements of operations items to total revenue.

	First Quarter

	2003	2002

Revenues:
Participation fees	63.8%	67.9%
Software license	0.7%	0.9%
Retail planning services	21.3%	18.8%
Maintenance and other	14.2%	12.4%

	100.0%	100.0%
Operating Expenses:
General and administrative	50.9%	42.3%
Selling and marketing	42.1%	39.6%
Research and development	2.2%	1.7%
Amortization	3.8%	2.4%
Other operating expense, net	0.4%	(0.3)%

	99.4%	85.7%
Operating Income	0.6%	14.3%
Interest expense, net	3.2%	3.4%

Income (Loss) Before Income Taxes	(2.6)%	10.9%
Income Tax Provision (Benefit)	(1.0)%	4.2%

Net Income (Loss)	(1.6)%	6.7%
Preferred Stock Dividends	0.4%	0.3%

Net Income (Loss) Available to Common Shareholders	(2.0)%	6.4%

      Participation Fees. Participation fees decreased 28.9% to $7.1 million for the first three months of 2003 compared to $9.9 million for the comparable period of 2002. The decreases were primarily due to a reduction in the total funding through our BusinessManager program to $1.1 billion for the first three months of 2003, compared to $1.3 billion for the comparable period of 2002. Also affecting participation fees are rate concessions and pricing changes initiated by banks in response to the current lending environment, particularly the relatively low cost of traditional financing. The decrease in funding is due to a combination of two factors; fewer merchants funding through our BusinessManager program and lower funding levels at existing merchants due to the slower economy. As a percentage of total revenues, participation fees accounted for 63.8% for the three-month period ended March 31, 2003 compared to 67.9% for the comparable period of 2002.

      Software license. Software license fees decreased 42.4% to $76,000 for the first three months of 2003, compared to $132,000 for the comparable period of 2002. The decrease was due to several contributing factors, including our sales organization restructure that occurred in January 2003, which caused temporary disruption to the sales cycle and our continued focus on marketing more specifically to banks in targeted areas where we wish to better penetrate and support the small business market. Software license fees accounted for 0.7 % of total revenues for the three months ended March 31, 2003 compared to 0.9% for the comparable period in 2002.

      Retail planning services. Retail planning services revenues declined 14.1% to $2.4 million during the three months ended March 31, 2003 as compared to $2.7 million for the first three months of 2002. The decline is due to fewer forecasting service clients as a result of the slower retail economy. As a percentage of total revenues, retail planning services accounted for 21.3% for the first three months of 2003 compared to 18.8% in the comparable period of 2002.

      Maintenance and other. Maintenance and other fees decreased 13.4% to $1.6 million for the three-month period ended March 31, 2003 compared to $1.8 million for the comparable period for 2002. Maintenance and other fees consist primarily of software maintenance fees, credit and fraud risk insurance commissions earned from the sale of policies to our BusinessManager banks, commissions earned through our referrals of certain merchants to alternative financing companies and account verification services performed for some of our BusinessManager banks. The decrease was primarily attributable to decreases in our insurance revenues and Towne processing and machine rental fees. Our insurance revenues decreased 17.1% to $704,000 for the first three months of 2003 compared to $849,000 for the comparable period in 2002. The decline in insurance revenues is due to the lower funding levels through the BusinessManager program as discussed above. Towne processing and machine rental fees were $0 during the first quarter of 2003 compared to approximately $215,000 in the first quarter of 2002. This decline is the result of the Towne products being eliminated during 2002. Maintenance and other fees accounted for 14.2% of total revenues for the three month period ended March 31, 2003 compared to 12.4% for the comparable period in 2002.

      Total revenues. Total revenues for the first three months of 2003 decreased 24.3% to $11.1 million compared to $14.6 million for the first three months of 2002.

      General and administrative. General and administrative expenses decreased 8.9% to $5.6 million for the three-month period ended March 31, 2003 compared to $6.2 million for the comparable period in 2002. The decrease for the three months ended March 31, 2003 is primarily due to reductions in salary and benefits expense as a result of reduced headcount and reduced consulting charges. During the first quarter of 2002, consulting and general fees were approximately $225,000 higher due to our implementation of a new operating system and higher professional service fees. General and administrative expenses include the cost of our executive, finance, human resources, information and support services, administrative functions and general operations. As a percentage of total revenue, general and administrative expenses increased 8.6% to 50.9% for the three-month period ended March 31, 2003 compared to the same period in the prior year.

      Selling and marketing. Selling and marketing expenses decreased 19.3% for the three-month period ended March 31, 2003 to $4.7 million compared to $5.8 million for the three-month period ended March 31, 2002. The decrease for the three months ended March 31, 2003 compared to the same period in 2002 was primarily due to lower commissions expense, as a result of lower revenues, as well as, fewer sales personnel. This resulted in decreased compensation, training, and travel expenses. Selling and marketing expenses include the cost of wages and commissions paid to our dedicated business development and bank sales force, travel costs of our sales force, recruiting for new sales and marketing personnel and marketing fees associated with direct and telemarketing programs. As a percentage of total revenue, selling and marketing expenses increased 2.5% to 42.1% for the three-month period of 2003 compared to 39.6% for the comparable period in 2002.

      Research and development. Research and development expenses decreased 5.2% to $238,000 for the first quarter of 2003 compared to $251,000 for the year earlier period. These costs include the non-capitalizable direct costs associated with developing new versions of our system and other projects that have not yet reached technological feasibility. The decrease in costs for the first three months of 2003 was primarily due to more capitalized activity related primarily to the development and production of the new LineManager product compared to the same period in 2002. As a percentage of total revenues, research and development expenses increased to 2.2% for the three months of 2003 compared to 1.7% for the same period in the prior year.

      Amortization. Amortization expenses increased 20.7% to $425,000 for the first three months of 2003 compared to $352,000 for the comparable period in 2002. These expenses include the cost of amortizing intangible assets including trademarks, software development costs and debt issuance costs. The increase was primarily related to the amortization of identifiable intangibles from the Towne acquisition that was recorded during the second quarter of 2002 and were therefore not amortized in the first quarter of 2002.

      Other operating expenses, net. Other operating expenses for the first three months of 2002 included a net gain on the sale of certain property and equipment of approximately $183,000. This gain relates primarily to the sale of the Company’s former headquarters. Partially offsetting this gain was a loss on extinguishment of debt related to the write-off of a portion of our capitalized debt issuance costs of approximately $56,000. This amount had been previously classified as an extraordinary loss, however the amount was reclassified in accordance with SFAS No. 145, Recission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections (“SFAS No. 145”). Excluding the net gain and debt issuance cost write-off, other operating expenses were approximately $83,000 for the first quarter of 2002 compared to $44,000 for the first quarter of 2003. Other operating expenses include property tax and other miscellaneous costs associated with providing support and services to our client banks.

      Operating income. As a result of the above factors, our operating income decreased 97.1% to income of $60,000 for the first three months of 2003, compared to $2.1 million for the comparable period of 2002. As a percentage of total revenue, operating income decreased to 0.6% for the first three months of 2003 compared to 14.3% for the same period in 2002.

      Interest expense, net. Interest expense, net decreased 28.9% to $352,000 for the three months ended March 31, 2003 compared to $495,000 for the comparable period in 2002. The decrease was primarily due to the reduction of our debt balances in 2003 and more favorable interest rates.

      Income tax provision (benefit). The income tax benefit was approximately $114,000 for the three months ended March 31, 2003 compared to a tax provision of $626,000 for the same period in 2002. As a percentage of income before taxes, the income tax rate was 39.0% for both 2003 and 2002.

Liquidity and Capital Resources

      Our primary sources of capital have historically been cash provided by operations, short-term and long-term debt, and investment from stockholders. During the first three months of 2003 our operating activities provided cash of approximately $1.4 million. We used approximately $256,000 in our investing activities, consisting of capital expenditures of $46,000 and $210,000 of software development costs. We currently estimate that total capital expenditures for 2003 will be approximately $275,000.

      Cash used in financing activities totaled $1.3 million for the first three months of 2003, which is the result of $1.3 million in repayments of long-term debt and capitalized lease obligations.

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

      On April 11, 2003, we entered into an amendment to our credit facility. The amended credit facility modifies financial and certain non-financial covenants for 2003 and requires us to take certain other actions (as set forth in the amended credit facility). As of March 31, 2003, the Company was in compliance with all amended covenants. Pursuant to the amendment, we agreed to pay certain fees to our lenders, to increase the interest rates payable under the credit facility, and to use our best efforts to consummate a capital event (as defined in the amended credit facility) on or before December 31, 2003.

Our amended credit facility includes term loans with current balances of $7.6 million (the “Term A Loan”) and $19.5 million (the “Term B Loan”), and reduces our revolving line of credit from $5 million to the lesser of $3 million or 60% of the eligible receivables (as defined in the amended credit facility). The revolving line of credit includes swing line advances and a $2 million sublimit for standby letters of credit. The interest rate for the Term A Loan and any advances under the revolving loan is the greater of: (1) 5.5% per annum; or (2) 4.0% over the Eurodollar rate or 2.75% over the prime rate. The interest rate for the Term B Loan is 4.5% over the Eurodollar rate or 3.5% over the prime rate. The applicable margin on all outstanding loans increases by 1% on January 1, 2004.

The amended credit facility also includes a provision requiring early payment on the term loans if we have excess cash, as defined in the credit agreement, on hand at year-end. At December 31, 2002, no excess cash payments were required.

      The amended credit facility provides for the payment to the lenders of a fee totaling 2% of the outstanding debt as of April 11, 2003, which is approximately $600,000. Twenty-five percent of this fee was paid immediately upon entering into the amendment, twenty-five percent of this fee is payable on September 30, 2003, and 50% is payable on December 31, 2003. Fifty percent of the September 30, 2003 fee will be waived by the Lenders in the event of a documentation benchmark (as defined in the credit facility amendment) and 100% of the September and December payments will be waived to the extent that no amount remains outstanding under the credit facility as of the applicable payment date.

      The $7.6 million term loan is generally repayable in quarterly installments of $1.2 million through September 30, 2003 and then increasing to $1.3 million beginning December 31, 2003 until maturity (August 7, 2004). The $19.5 million term loan is repayable in equal quarterly installments of $65,000 until December 31, 2004, at which time the required quarterly payments increase to $2.9 million until September 30, 2005 and $3.9 million until December 31, 2005 with a final payment of $3.4 million due March 31, 2006. The revolver bears an annual commitment fee and matures August 7, 2004. As of March 31, 2003, we had $7.6 million outstanding at 4.41%, $19.5 million outstanding at 4.91%, $620,000 in standby letters of credit and $950,000 outstanding draws against the revolver at 6.0%.

      As of March 31, 2003, we had a working capital deficit of approximately $4.2 million compared to a working capital deficit of approximately $3.4 million as of December 31, 2002. The increase in working capital deficit resulted primarily from decreases in cash, accounts receivable, prepaid assets and an increase in accounts payable, partially offset by a decrease in accrued liabilities. We believe that our line of credit availability along with future operating cash flows will be sufficient to meet our working capital and capital expenditure requirements for the next twelve months.

      The following is a schedule of our obligations and commitments for future payments:

(in thousands)	Payments Due by Period

		Less than	1-2	3-4	4 years
Contractual Obligations	Total	1 year	years	years	& after

Revolving Line of Credit	$950	$0	$950	$0	$0
Long-Term Debt	$27,052	$5,237	$21,815	$0	$0
Capitalized Lease Obligations	$398	$339	$59	$0	$0
Operating Leases	$9,552	$1,858	$2,866	$2,550	$2,278
Other	$930	$465	$465	$0	$0

Total Contractual Cash Obligations	$38,882	$7,899	$26,155	$2,550	$2,278
Standby Letter of Credit Commitment	$620	$620	$0	$0	$0

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

New Accounting Pronouncements

      On January 1, 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”). SFAS No. 142 supercedes Accounting Principles Board Opinion No. 17, Intangible Assets, and addresses how intangible assets and goodwill should be accounted for and upon and after their acquisition. Specifically, goodwill and intangible assets with indefinite useful lives will not be amortized, but will be subject to impairment tests based on their estimated fair value. Upon adoption, the Company ceased amortization of goodwill totaling $4.1 million, which was previously being amortized over a 20-year period. The recorded goodwill will be subject to annual impairment evaluations by the Company, which could result in possible write-downs in future periods if impairments are determined. The Company has completed the transitional goodwill impairment reviews required by SFAS No. 142 as of June 30, 2002 and the annual impairment evaluation as of December 31, 2002. The results of the Company’s evaluations did not indicate that any of the goodwill recorded has been impaired.

      In August of 2002, the FASB issued SFAS No. 145. This statement rescinds Statement No. 4, which required all material gains and losses from extinguishment of debt to be classified as an extraordinary item, net of related income tax effects. Upon adoption of this statement, extinguishment gains and losses will be classified as ordinary gains and losses in the income statement. The statement is effective for fiscal years beginning after May 15, 2002, resulting in it being effective for the Company on January 1, 2003. The Company early adopted the statement during December 2002, which did not have a material impact on the Company’s financial position on results of operations. However, certain debt extinguishment losses that had previously been reflected as extraordinary items were reclassified to ordinary expenses.

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

      In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, which amends SFAS No. 123. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation and amends the disclosure requirements of SFAS No. 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. SFAS No. 148 is effective for financial statements issued for fiscal years ending after December 15, 2002, and interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The Company adopted this statement on January 1, 2003 and has included the required interim disclosures elsewhere in this document.

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

Note Regarding Forward Looking Information

      This interim report contains several “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 including, without limitation, statements containing the words “may,” “would,” “could,” “will,” “expect,” “anticipate,” “believe,” “intend,” “plan,” and “estimate” and words of similar importance. Such statements include statements concerning our operations, prospects, strategies and financial condition, including our future economic performance, intent, plans and objectives, and the likelihood of success in developing and expanding our business. These statements are based upon a number of assumptions and estimates which are subject to significant uncertainties, many of which are beyond our control. Actual results may differ materially from those expressed or implied by such forward-looking statements. The Company assumes no obligation to update this information. Factors that could cause actual results to differ materially are discussed in our filings with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended December 31, 2002, and include, among other factors, our substantial leverage, our ability to regain compliance with The Nasdaq SmallCap Market continued listing standards, the timely development and market acceptance of products and technologies and competitive market conditions.

Inflation

      We do not believe that inflation has had a material effect on our results of operation. There can be no assurance, however, that our business will not be affected by inflation in the future.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

      The Company is subject to market risk from exposure to changes in interest rates based on our financing and cash management activities. Our exposure relates primarily to our long-term debt obligations that expire in 2004 and 2006. In the event that interest rates associated with these debt obligations were to increase 100 basis points, the annual impact on future cash flows would be approximately $280,000.

Item 4.    Disclosure Controls and Procedures

      An evaluation was performed under the supervision and with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of a date within 10 days of the filing date of this report. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were adequate. There have been no significant changes in the Company’s internal disclosure controls or in other factors that could significantly affect internal disclosure controls subsequent to March 31, 2003.

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

      This lawsuit was the result of Towne’s acquisition of Banking Solutions, Inc. (“BSI”) through a stock purchase made by its subsidiary, BSI Acquisition Corp. This lawsuit was filed in December 1998 in the District Court of Collin County, Texas. Plaintiff Edward Sullivan, Jr. was employed by BSI. Sullivan alleges, among other things, that he had a buy-out agreement with BSI and certain BSI shareholders under which, in certain circumstances, Sullivan was to receive a commission based on the gross sales price paid by any purchaser of BSI. Sullivan contends that BSI and the other shareholders allegedly fraudulently induced him to release them from the agreement by fraudulently misrepresenting the gross sales price paid by Towne’s subsidiary in the stock purchase. Sullivan contends that Towne is liable to him as the successor to BSI, and also for allegedly tortiously interfering with the agreement. Sullivan also contends Towne conspired with the other defendants to misrepresent the “gross purchase price.” The District Court of Collin County, Texas granted Towne’s Motion for Summary Judgment on all claims. The Order was entered on July 15, 2002. PBI has sought indemnification from the BSI shareholders for its expenses in defending this action based on the provisions of the BSI stock purchase agreement.

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

Item 6.    Exhibits and Reports on Form 8-K

      (a)    Exhibits

3.1 –	Amended and Restated Charter of the Company (incorporated by reference to Exhibit 3.1 to the Company’s registration statement on Form S-1)

3.2 –	Amended and Restated By-laws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s registration statement on Form S-1)

10.0 –	Employment Agreement with Peter S. Scully dated April 1, 2003

10.4.9 –	Amendment No. 9 to Credit Agreement – April 11, 2003 (incorporated by reference to Exhibit 10.4.9 to the Company’s annual report filed on Form 10-K for the year ended December 31, 2002)

99.1 –	Certificate of CEO pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2 –	Certificate of CFO pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

      (b)    Reports on Form 8-K

1.	A current report on Form 8-K on January 31, 2003 was filed to announce the appointment of Henry M. Baroco as the Company’s new Chief Executive Officer, as well as, the resignation of Thomas L. Black as Chief Executive Officer.

2.	A current report on Form 8-K on February 10, 2003 was filed to announce the promotions of Stephen D. Giddens to President and James T. Quinn to Chief Sales Officer.

3.	A current report on Form 8-K on March 5, 2003 was filed to announce the Company’s financial results for the quarter and year ended December 31, 2002.

      Signatures

      Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Private Business, Inc.
(Registrant)

Date:	May 14, 2003	By:	/s/ Henry M. Baroco

Henry M. Baroco
Chief Executive Officer

Date:	May 14, 2003	By:	/s/ Gerard M. Hayden, Jr.

Gerard M. Hayden, Jr. Chief Financial Officer

CERTIFICATIONS

I, Henry M. Baroco, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Private Business Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a).	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b).	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c).	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a).	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b).	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003

By: /s/ Henry M. Baroco

Henry M. Baroco
Chief Executive Officer

CERTIFICATIONS

I, Gerard M. Hayden, Jr., certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Private Business Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a).	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b).	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c).	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a).	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b).	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003

By: /s/ Gerard M. Hayden, Jr.

Gerard M. Hayden, Jr.
Chief Financial Officer