Form 10-Q
period 2003-06-30
PRIVATE BUSINESS INC
filed 2003-08-11
CIK 1069469

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2003

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

Yes  ☒           No  ☐

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐     No  ☒

      Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Class	Outstanding as of July 31, 2003

Common Stock, no par value	14,105,844 shares

PRIVATE BUSINESS, INC.

Form 10-Q

For Quarter Ended June 30, 2003

INDEX

		Page No.

Part I – Financial Information
Item 1 –	Financial Statements
	Unaudited Consolidated Balance Sheets as of June 30, 2003 and December 31, 2002	3
	Unaudited Consolidated Statements of Operations for the three months ended June 30, 2003 and 2002	4
	Unaudited Consolidated Statements of Operations for the six months ended June 30, 2003 and 2002	5
	Unaudited Consolidated Statements of Cash Flows for the six months ended June 30, 2003 and 2002	6
	Notes to Unaudited Consolidated Financial Statements	7 –13
Item 2 –	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14 - 22
Item 3 –	Quantitative and Qualitative Disclosures About Market Risk	22
Item 4 –	Disclosure Controls and Procedures	22
Part II – Other Information
Item 1 –	Legal Proceedings	23 – 24
Item 4 –	Submission of Matters to a Vote of Security Holders	24
Item 6 –	Exhibits and Reports on Form 8-K	25

Part 1
Financial Information

Item 1.  Financial Statements

PRIVATE BUSINESS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS – UNAUDITED

	June 30,	December 31,
(in thousands, except per share data)	2003	2002

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,630	$1,146
Accounts receivable — trade, net of allowance for doubtful accounts of $466 and $632, respectively	5,386	6,726
Accounts receivable — other	103	420
Current portion of note receivable	57	—
Deferred tax assets	1,218	1,009
Prepaid and other current assets	1,485	1,613

Total current assets	9,879	10,914

PROPERTY AND EQUIPMENT, NET	5,080	6,468
OTHER ASSETS:
Software development costs, net	1,386	1,456
Deferred tax assets	1,835	2,252
Intangible and other assets, net	12,000	12,211
Note receivable, net of current portion	118	—

Total other assets	15,339	15,919

Total assets	$30,298	$33,301

LIABILITIES AND STOCKHOLDERS’ DEFICIT CURRENT LIABILITIES:
Accounts payable	$2,141	$2,039
Accrued liabilities	4,599	5,718
Dividends payable	655	575
Deferred revenue	526	470
Current portion of long-term debt and capital lease obligations	5,667	5,463
Other short term notes payable	538	—

Total current liabilities	14,126	14,265

REVOLVING LINE OF CREDIT	950	950
OTHER NONCURRENT LIABILITIES	255	623
LONG-TERM DEBT, net of current portion	20,440	23,190
CAPITAL LEASE OBLIGATIONS, net of current portion	—	148

Total liabilities	35,771	39,176

COMMITMENTS AND CONTINGENCIES
PREFERRED STOCK, series B convertible, no par value; 20,000,000 shares authorized, 40,031 shares issued and outstanding	114	114
STOCKHOLDERS’ DEFICIT:
Common stock, no par value; 33,333,333 shares authorized; shares issued and outstanding, 14,087,397 and 14,047,253, respectively	0	0
Additional paid-in capital	(7,159)	(7,195)
Retained earnings	1,572	1,206

Total stockholders’ deficit	(5,587)	(5,989)

Total liabilities and stockholders’ deficit	$30,298	$33,301

The accompanying notes are an integral part of these consolidated financial statements.

PRIVATE BUSINESS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS – UNAUDITED
For the Three Months Ended June 30, 2003 and 2002

(in thousands, except per share data)	2003	2002

REVENUES:
Participation fees	$7,148	$10,287
Software license	75	177
Retail planning services	2,286	2,559
Maintenance and other	1,670	1,592

Total revenues	11,179	14,615

OPERATING EXPENSES:
General and administrative	4,255	5,631
Selling and marketing	4,653	5,453
Research and development	399	142
Amortization	423	590
Other operating expense, net	28	81

Total operating expenses	9,758	11,897

OPERATING INCOME	1,421	2,718
INTEREST EXPENSE, NET	399	507

INCOME BEFORE INCOME TAXES	1,022	2,211
Income tax provision	399	862

NET INCOME	623	1,349
Preferred stock dividends	40	40

NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$583	$1,309

EARNINGS PER SHARE:
Basic	$0.04	$0.09

Diluted	$0.04	$0.09

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	14,087	14,004

Diluted	14,116	14,559

The accompanying notes are an integral part of these consolidated financial statements.

PRIVATE BUSINESS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS – UNAUDITED
For the Six Months Ended June 30, 2003 and 2002

(in thousands, except per share data)	2003	2002

REVENUES:
Participation fees	$14,209	$20,215
Software license	151	309
Retail planning services	4,644	5,304
Maintenance and other	3,241	3,407

Total revenues	22,245	29,235

OPERATING EXPENSES:
General and administrative	9,897	11,809
Selling and marketing	9,097	11,236
Research and development	848	393
Amortization	849	942
Other operating expense, net	72	37

Total operating expenses	20,763	24,417

OPERATING INCOME	1,482	4,818
INTEREST EXPENSE, NET	751	1,003

INCOME BEFORE INCOME TAXES	731	3,815
Income tax provision	285	1,488

NET INCOME	446	2,327
Preferred stock dividends	80	80

NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$366	$2,247

EARNINGS PER SHARE:
Basic	$0.03	$0.16

Diluted	$0.03	$0.16

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	14,076	13,979

Diluted	14,090	14,413

The accompanying notes are an integral part of these consolidated financial statements.

PRIVATE BUSINESS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS – UNAUDITED
For the Six Months Ended June 30, 2003 and 2002

(in thousands)	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$446	$2,327
Adjustments to reconcile net income to net cash provided by operating activities:
Write-off of debt issuance costs	—	34
Depreciation and amortization	2,288	2,542
Deferred taxes	208	2,162
Non-cash stock based compensation	—	46
Gain on sale of certain property and equipment, net	—	(168)
Gain on sale of Bank Insurance division	(427)	—
Changes in assets and liabilities:
Accounts receivable, net	1,657	(186)
Prepaid and other current assets	627	(1,357)
Other assets	(148)	82
Accounts payable	102	(1,523)
Accrued liabilities	(1,119)	(1,899)
Deferred revenue	56	(600)
Other noncurrent liabilities	(368)	(356)

Net cash provided by operating activities	3,322	1,104

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(79)	(1,902)
Software development costs	(412)	(420)
Proceeds from sale of property and equipment	—	2,218
Acquisition of businesses	—	(845)
Proceeds from sale of Bank Insurance division	325	—

Net cash used in investing activities	(166)	(949)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments on long-term debt	(2,488)	(2,370)
Repayments on capitalized lease obligations	(205)	(217)
Early extinguishment of long-term debt	—	(2,188)
Proceeds from revolving line of credit, net	—	2,650
Proceeds from exercise of employee stock options	—	136
Stock issued through employee stock purchase plan	21	38

Net cash used in financing activities	(2,672)	(1,951)

NET CHANGE IN CASH AND CASH EQUIVALENTS	484	(1,796)
CASH AND CASH EQUIVALENTS at beginning of year	1,146	2,648

CASH AND CASH EQUIVALENTS at end of period	$1,630	$1,852

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash payments for income taxes during period	$197	$72

Cash payments of interest during period	$751	$1,006

NON-CASH INVESTING ACTIVITIES:
Note receivable for sale of Bank Insurance division	$175	$—

NON-CASH FINANCING ACTIVITIES:
Notes payable for certain insurance and software support contracts	$538	$—

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

The following table illustrates the effect on net income (loss) available to common shareholders and earnings (loss) per share if the fair value based method had been applied to all outstanding and unvested awards for the three and six month periods ended June 30, 2003 and 2002, respectively.

	Three Months Ended		Six Months Ended
	June 30,		June 30,

(in thousands, except per share data)	2003	2002	2003	2002

Net income available to common shareholders, as reported	$583	$1,309	$366	$2,247
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	—	—	—	28
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(306)	(238)	(483)	(467)

Pro forma net income (loss)	$277	$1,071	$(117)	$1,808

Earnings (loss) per share:
Basic—as reported	$0.04	$0.09	$0.03	$0.16

Basic—pro forma	$0.02	$0.08	$(0.01)	$0.13

Diluted—as reported	$0.04	$0.09	$0.03	$0.16

Diluted—pro forma	$0.02	$0.07	$(0.01)	$0.13

C.  Reclassifications

      Certain prior period amounts have been reclassified to conform with current period presentation.

D.  Sale of Bank Insurance Business

      On June 30, 2003, the Company entered into an agreement to sell certain operating assets of its Bank Insurance business for cash of $325,000 and a note receivable for $175,000. The note is secured by all assets of the business sold, is due in equal quarterly installments of principal and interest through June 2006 and bears interest at 3%. The result of this transaction is a gain on sale of approximately $427,000, which is included in maintenance and other revenues in the accompanying 2003 statement of operations.

E.  Stock Option Grants

      On May 30, 2003, the Company’s Board of Directors approved grants of incentive stock options totaling 745,700 to certain employees of the Company. All of the grants have an exercise price equal to the market value of a share of stock as of the date of grant. As such, no compensation expense was recorded in accordance with Accounting Principles Bulletin No. 25.

F.  Notes Payable

      During the second quarter of 2003, the Company entered into several short-term notes payable. The notes are for the Company’s Directors and Officers insurance coverage, as well as various annual software maintenance and support contracts. All of the notes are unsecured and have monthly payments that extend less than twelve months.

G.  Acquisition of Access Retail Management

      On May 28, 2002, the Company entered into an asset purchase agreement to acquire certain operating assets of CAM Commerce’s (“CAM”) retail planning division, known as Access Retail Management, in exchange for cash consideration of $800,000. The acquisition has been recorded in accordance with SFAS No. 141, Business Combinations (“SFAS No. 141”), resulting in the operating results of the CAM division being included with those of the Company subsequent to the date of acquisition. The Company has finalized its initial allocation of purchase price, resulting in identifiable furnitures and fixtures of $10,000, intangible assets of approximately $210,000 and goodwill of approximately $570,000.

H.  Sale of Company Headquarters and Other Properties

      During the quarter ended March 31, 2002, the Company sold its former headquarters building and consolidated its operations into the Technology and Business Center, which is adjacent to the former headquarters building. The net proceeds from the sale were approximately $2.2 million. During the third quarter of 2001, the Company recorded an impairment charge of $4.1 million to write down the headquarters building, land and fixtures to their estimated fair market value of approximately $2.0 million. Therefore the sale in March 2002 resulted in a net gain of approximately $200,000 being recorded in the first quarter of 2002, which is included in other operating expense, net in the accompanying 2002 consolidated statement of operations.

I.  Net Income Per Share

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

      The following table represents information necessary to calculate earnings per share for the three and six month periods ended June 30, 2003 and 2002:

	Three Months Ended		Six Months Ended
	June 31,		June 30,

(in thousands)	2003	2002	2003	2002

Net income available to common shareholders	$583	$1,309	$366	$2,247

Weighted average common shares outstanding	14,087	14,004	14,076	13,979
Plus additional shares from common stock equivalent shares:
Options and convertible preferred stock	29	555	14	434

Adjusted weighted average common shares outstanding	14,116	14,559	14,090	14,413

      For the six months ended June 30, 2003 and 2002, approximately 2.2 million and 2.4 million employee stock options and the preferred shares were excluded from diluted earnings per share calculations, as their effects were anti-dilutive.

      J.  Comprehensive Income

      Comprehensive income for the three and six months ended June 30, 2003 and 2002 was comprised solely of net income.

K.  Bank Covenants

      The Company’s credit facility is secured by a pledge of all Company assets and imposes financial covenants and requirements and contains limitations on the Company’s ability to sell material assets, redeem capital stock and pay dividends, among other actions. As of June 30, 2003, the Company was in compliance with all such covenants.

L.  Legal Proceedings

      As a result of the merger with Towne, we assumed certain outstanding litigation against Towne. Except for the lawsuits described below, we are not currently a party to, and none of our material properties is currently subject to, any material litigation other than routine litigation incidental to our business.

In Re Towne Services, Inc. / Securities Litigation

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

M.  Segment Information

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

      The following tables summarize the financial information concerning the Company’s reportable segments for the three and six months ended June 30, 2003 and 2002.

	Three Months Ended			Three Months Ended
	June 30, 2003			June 30, 2002

	Accounts	Retail		Accounts	Retail
	Receivable	Inventory		Receivable	Inventory
(in thousands)	Financing	Forecasting	Total	Financing	Forecasting	Total

Revenues	$8,893	$2,286	$11,179	$12,056	$2,559	$14,615

Income (loss) before taxes	$700	$322	$1,022	$2,261	$(50)	$2,211

Assets	$25,527	$4,771	$30,298	$31,476	$6,345	$37,821

Total expenditures for additions to long-lived assets:	$235	$—	$235	$1,276	$—	$1,276

	Six Months Ended			Six Months Ended
	June 30, 2003			June 30, 2002

	Accounts	Retail		Accounts	Retail
	Receivable	Inventory		Receivable	Inventory
(in thousands)	Financing	Forecasting	Total	Financing	Forecasting	Total

Revenues	$17,601	$4,644	$22,245	$23,931	$5,304	$29,235

Income (loss) before taxes	$295	$436	$731	$3,443	$372	$3,815

Assets	$25,527	$4,771	$30,298	$31,476	$6,345	$37,821

Total expenditures for additions to long-lived assets:	$491	$—	$491	$2,322	$—	$2,322

N.  New Accounting Pronouncements

      In August of 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 145, Recission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. This statement rescinds Statement No. 4, which required all material gains and losses from extinguishment of debt to be classified as an extraordinary item, net of related income tax effects. Upon adoption of this statement, extinguishment gains and losses will be classified as ordinary gains and losses in the income statement. The statement is effective for fiscal years beginning after May 15, 2002, resulting in it being effective for the Company on January 1, 2003. The Company early adopted this statement during December 2002, which did not have a material impact on the Company’s financial position or results of operations. However, certain debt extinguishment losses that had previously been reflected as extraordinary items were reclassified to ordinary expenses.

      In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, requiring that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. SFAS No. 146, which applies to all entities, is effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS No. 146 during fiscal 2003 did not materially impact the Company’s financial position or results of operations.

      In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, which amends SFAS No. 123. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation and amends the disclosure requirements of SFAS No. 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. SFAS No. 148 is effective for financial statements issued for fiscal years ending after December 15, 2002, and interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The Company has included the required interim disclosures elsewhere in this document.

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

      In May 2003, the FASB issued SFAS No. 150 Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. Financial instruments that fall within the scope of SFAS No. 150 must be classified by the issuer as liabilities (or assets in some circumstances). Many of those instruments were previously classified as equity. The statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company is currently evaluating the requirements and impact, if any, of SFAS No. 150 on its consolidated financial position.

      In January 2003, the FASB issued FASB Interpretation No. (“FIN”) 46, Consolidation of Variable Interest Entities, to expand upon and strengthen existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. Until now, a company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN 46 changes that guidance by requiring a variable interest entity, as defined, to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual returns or both. FIN 46 also requires disclosure about variable interest entities that the company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003 and to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company is currently evaluating the requirements and impact, if any, of FIN 46 on its consolidated results of operations and financial position.

PRIVATE BUSINESS, INC.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations Three and Six Months Ended June 30, 2003 and 2002

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

      In previous filings we have discussed that part of our growth strategy is to acquire or develop new products or services. During 2003, marketing and sales activity has begun for three new products; LineManager (“LM”), Collections Manager and Identification Manager. LineManager allows banks and financial institutions to electronically monitor asset based arrangements in a more timely, cost efficient manner. Collections Manager allows our bank and merchant customers on-line access to collection services, thereby creating efficient, timely follow-up on past due accounts. Identification Manager is an electronic web-based compliance program for banks who must adhere to the requirements of Section 326 of the USA Patriot Act (“Act”), which is effective October 1, 2003. Section 326 of the Act, among other things, mandates that banks perform background checks on all persons opening accounts at financial institutions. These institutions must then document and retain the results of these background checks. Although the revenue contributions from these new products during 2003 may be insignificant in relation to total consolidated revenues, these products are complimentary to our core business and we believe will provide significant growth in future years.

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

	Second Quarter		Year to Date

	2003	2002	2003	2002

Revenues:
Participation fees	63.9%	70.4%	63.9%	69.1%
Software license	0.7%	1.2%	0.7%	1.1%
Retail planning services	20.5%	17.5%	20.9%	18.1%
Maintenance and other	14.9%	10.9%	14.5%	11.7%

	100.0%	100.0%	100.0%	100.0%
Operating Expenses:
General and administrative	38.1%	38.5%	44.5%	40.4%
Selling and marketing	41.6%	37.3%	40.9%	38.4%
Research and development	3.6%	1.0%	3.8%	1.3%
Amortization	3.8%	4.0%	3.8%	3.2%
Other operating expense, net	0.2%	0.6%	0.3%	0.1%

	87.3%	81.4%	93.3%	83.4%

Operating Income	12.7%	18.6%	6.7%	16.6%
Interest expense, net	3.6%	3.5%	3.4%	3.4%

Income Before Income Taxes	9.1%	15.1%	3.3%	13.2%
Income Tax Provision	3.6%	5.9%	1.3%	5.2%

Net Income	5.5%	9.2%	2.0%	8.0%
Preferred Stock Dividends	0.4%	0.3%	0.4%	0.3%

Net Income Available to Common Shareholders	5.1%	9.0%	1.6%	7.7%

      Participation Fees. Participation fees decreased 30.5% and 29.7% to $7.1 million and $14.2 million for the second quarter and first six months of 2003 compared to $10.3 million and $20.2 million for the comparable periods of 2002. The decreases were primarily due to a reduction in the total funding through our BusinessManager program to $1.15 billion and $2.27 billion for the second quarter and first six months of 2003, compared to $1.37 billion and $2.64 billion for the comparable periods of 2002. Also affecting participation fees are rate concessions and pricing changes initiated by banks in response to the current lending environment, particularly the relatively low cost of traditional financing. The decrease in funding is due to a combination of two factors; fewer merchants funding through our BusinessManager program and lower funding levels at existing merchants due to the slower economy. As a percentage of total revenues, participation fees accounted for 63.9% for the second quarter and six month period ended June 30, 2003 compared to 70.4% and 67.1% for the comparable periods of 2002.

      Software license. Software license fees decreased 57.6% and 51.1% to $75,000 and $151,000 for the second quarter and first six months of 2003, compared to $177,000 and $309,000 for the comparable periods of 2002. The decrease was due to several contributing factors, including our sales organization restructure that occurred in January 2003, which caused temporary disruption to the sales cycle and our continued focus on marketing more specifically to banks in targeted areas where we wish to better penetrate and support the small business market. Software license fees accounted for 0.7% of total revenues for the second quarter and six months ended June 30, 2003 compared to 1.2% and 1.1% for the comparable periods in 2002.

      Retail planning services. Retail planning services revenues declined 10.7% and 12.4% to $2.3 and $4.6 million during the second quarter and six months ended June 30, 2003 as compared to $2.6 and $5.3 million for the comparable periods of 2002. The decline is due to fewer forecasting service clients as a result of the slower retail economy. As a percentage of total revenues, retail planning services accounted for 20.5% and 20.9% for the second quarter and first six months of 2003 compared to 17.5% and 18.1% in the comparable periods of 2002.

      Maintenance and other. Maintenance and other fees increased 4.9% to $1.7 and decreased 4.9% to $3.2 million for the second quarter and six months ended June 30, 2003 compared to $1.6 and $3.4 million for the comparable periods for 2002. Maintenance and other fees consist primarily of software maintenance fees, credit and fraud risk insurance commissions earned from the sale of policies to our BusinessManager banks, commissions earned through our referrals of certain merchants to alternative financing companies and account verification services performed for some of our BusinessManager banks. The increase for the second quarter of 2003 was attributable to the gain on sale of the Bank Insurance division totaling $427,000, which was partially offset by decreases in our insurance revenues and Towne processing and machine rental fees. Our insurance revenues decreased 22.2% and 19.7% to $710,000 and $1.4 million for the second quarter and first six months of 2003 compared to $913,000 and $1.8 million for the comparable periods in 2002. The decline in insurance revenues is due to the lower funding levels through the BusinessManager program as discussed above. Towne processing and machine rental fees were $0 during the second quarter and first six months of 2003 compared to approximately $129,000 and $344,000 in the comparable periods of 2002. This decline is the result of the Towne products being eliminated during 2002. Maintenance and other fees accounted for 14.9% and 14.6% of total revenues for the second quarter and six month period ended June 30, 2003 compared to 10.9% and 11.7% for the comparable periods in 2002.

      Total revenues. Total revenues for the second quarter and first six months of 2003 decreased 23.5% and 23.9% to $11.2 and $22.2 million compared to $14.6 and $29.2 million for the comparable periods of 2002.

      General and administrative. General and administrative expenses decreased 24.4% and 16.2% to $4.3 and $9.9 million for the second quarter and six month period ended June 30, 2003 compared to $5.6 and $11.8 million for the comparable periods in 2002. The decrease is primarily due to reductions in salary and benefits expense as a result of reduced headcount, as well as, reduced consulting charges. During the first six months of 2002, consulting and general fees were approximately $266,000 higher due to our implementation of a new operating system and higher professional service fees. Also contributing to the decrease for the second quarter was the reversal of all corporate discretionary bonus expense that was expensed during the first four months of 2003 totaling approximately $150,000. The ninth amendment to our credit agreement, executed in April 2003 precludes the payment of any discretionary bonuses to employees. General and administrative expenses include the cost of our executive, finance, human resources, information and support services, administrative functions and general operations. As a percentage of total revenue, general and administrative expenses decreased 1.0% and increased 10.1% to 38.1% and 44.5% for the second quarter and six month period ended June 30, 2003 compared to the same periods in the prior year.

      Selling and marketing. Selling and marketing expenses decreased 14.7% and 19.0% for the second quarter and six month period ended June 30, 2003 to $4.7 and $9.1 million compared to $5.5 and $11.2 million for the comparable periods of 2002. The decrease for the six months ended June 30, 2003 compared to the same period in 2002 was primarily due to lower commissions expense, as a result of lower revenues, as well as, fewer sales personnel. This resulted in decreased compensation, training, and travel expenses. Selling and marketing expenses include the cost of wages and commissions paid to our dedicated business development and bank sales force, travel costs of our sales force, recruiting for new sales and marketing personnel and marketing fees associated with direct and telemarketing programs. As a percentage of total revenue, selling and marketing expenses increased 11.5% and 6.5% to 41.6% and 40.9% for the second quarter and six month period of 2003 compared to 37.3% and 38.4% for the comparable periods in 2002.

      Research and development. Research and development expenses increased 181% and 116% to $399,000 and $848,000 for the second quarter and six month period ended June 30, 2003 compared to $142,000 and $393,000 for the year earlier periods. These costs include the non-capitalizable direct costs associated with developing new versions of our products and other projects that have not yet reached technological feasibility. The increase in costs for the first six months of 2003 was primarily due to less capitalized activity related to the development and production of the new LineManager product compared to the same period in 2002. As a percentage of total revenues, research and development expenses increased to 3.6% and 3.8% for the second quarter and first six months of 2003 compared to 1.0% and 1.3% for the same periods in the prior year.

      Amortization. Amortization expenses decreased 28.3% and 9.9% to $423,000 and $849,000 for the first six months of 2003 compared to $590,000 and $942,000 for the comparable periods in 2002. These expenses include the cost of amortizing intangible assets including trademarks, software development costs and debt issuance costs. The decrease was primarily related to a catch-up entry for amortization of identifiable intangibles from the Towne acquisition that was recorded during the second quarter of 2002 after completion of a formal valuation.

      Other operating expenses, net. Other operating expenses for the first six months of 2002 included a net gain on the sale of certain property and equipment of approximately $183,000. This gain relates primarily to the sale of the Company’s former headquarters. Partially offsetting this gain was a loss on extinguishment of debt related to the write-off of a portion of our capitalized debt issuance costs of approximately $56,000. This amount had been previously classified as an extraordinary loss, however the amount was reclassified in accordance with SFAS No. 145, Recission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections (“SFAS No. 145”). Excluding the net gain and debt issuance cost write-off, other operating expenses were approximately $164,000 for the first six months of 2002 compared to $72,000 for the first six months of 2003. Other operating expenses include property tax and other miscellaneous costs associated with providing support and services to our client banks.

      Operating income. As a result of the above factors, our operating income decreased 47.7% and 69.2% to operating income of $1.4 and $1.5 million for the second quarter and six months of 2003, compared to $2.7 and $4.8 million for the comparable periods of 2002. As a percentage of total revenue, operating income decreased to 12.7% and 6.7% for the second quarter and six months of 2003 compared to 18.6% and 16.6% for the same periods in 2002.

      Interest expense, net. Interest expense, net decreased 21.3% and 25.1% to $399,000 and $751,000 for the second quarter and six months ended June 30, 2003 compared to $507,000 and $1.0 million for the comparable periods in 2002. The decrease was primarily due to the reduction of our debt balances in 2003 and more favorable interest rates.

      Income tax provision. The income tax provision was approximately $399,000 and $285,000 for the second quarter and six months ended June 30, 2003 compared to $862,000 and $1.5 million for the same periods in 2002. As a percentage of income before taxes, the income tax rate was 39.0% for both 2003 and 2002.

Liquidity and Capital Resources

      Our primary sources of capital have historically been cash provided by operations, short-term and long-term debt, and investment from stockholders. During the first six months of 2003 our operating activities provided cash of approximately $3.3 million. We used approximately $166,000 in our investing activities, consisting of capital expenditures of $79,000 and $412,000 of software development costs, partially offset by the receipt of $325,000 in proceeds from the sale of the Bank Insurance division. We currently estimate that total capital expenditures for 2003 will be approximately $275,000 (excluding expenditures for software development costs).

      Cash used in financing activities totaled $2.7 million for the first six months of 2003, which is the result of $2.7 million in repayments of long-term debt and capitalized lease obligations. Subsequent to June 30, 2003, a principal prepayment of $295,000 was made using proceeds from the sale of the Bank Insurance division.

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

      On April 11, 2003, we entered into an amendment to our credit facility. The amended credit facility modifies financial and certain non-financial covenants for 2003 and requires us to take certain other actions (as set forth in the amended credit facility). As of June 30, 2003, the Company was in compliance with all amended covenants. Pursuant to the amendment, we agreed to pay certain fees to our lenders, to increase the interest rates payable under the credit facility, and to use our best efforts to consummate a capital event (as defined in the amended credit facility) on or before December 31, 2003.

      Our amended credit facility includes term loans with current balances of $6.4 million (the “Term A Loan”) and $19.4 million (the “Term B Loan”), and a revolving line of credit with availability equal to the lesser of $3.0 million or 60% of the eligible receivables (as defined in the amended credit facility). The revolving line of credit includes swing line advances and a $2 million sublimit for standby letters of credit. The interest rate for the Term A Loan and any advances under the revolving loan is the greater of: (1) 5.5% per annum; or (2) 4.0% over the Eurodollar rate or 2.75% over the prime rate. The interest rate for the Term B Loan is 4.5% over the Eurodollar rate or 3.5% over the prime rate. The applicable margin on all outstanding loans increases by 1% on January 1, 2004. The amended credit facility also includes a provision requiring early payment on the term loans if we have excess cash, as defined in the credit agreement, on hand at year-end. At December 31, 2002, no excess cash payments were required.

      The amended credit facility provided for the payment to the lenders of a fee totaling 2% of the outstanding debt as of April 11, 2003, which is approximately $600,000. Twenty-five percent of this fee was paid immediately upon entering into the amendment, twenty-five percent of this fee is payable on September 30, 2003, and 50% is payable on December 31, 2003. Fifty percent of the September 30, 2003 fee will be waived by the Lenders in the event of a documentation benchmark (as defined in the credit facility amendment) and 100% of the September and December payments will be waived to the extent that no amount remains outstanding under the credit facility as of the applicable payment date.

      The $6.4 million term loan is generally repayable in quarterly installments of $1.2 million through September 30, 2003 and then increasing to $1.3 million beginning December 31, 2003 until maturity (August 7, 2004). The $19.4 million term loan is repayable in equal quarterly installments of $65,000 until December 31, 2004, at which time the required quarterly payments increase to $2.9 million until September 30, 2005 and $3.9 million until December 31, 2005 with a final payment of $3.4 million due March 31, 2006. The revolver bears an annual commitment fee and matures August 7, 2004. As of June 30, 2003, we had $6.4 million outstanding at 5.5%, $19.4 million outstanding at 5.625%, $620,000 in standby letters of credit and $950,000 outstanding draws against the revolver at 6.75%.

      As of June 30, 2003, we had a working capital deficit of approximately $4.2 million compared to a working capital deficit of approximately $3.4 million as of December 31, 2002. The increase in working capital deficit resulted primarily from decreases in accounts receivable and prepaid assets and an increase in other short-term notes payable, partially offset by an increase in cash and a decrease in accrued liabilities. We believe that our line of credit availability along with future operating cash flows will be sufficient to meet our working capital and capital expenditure requirements for the next twelve months.

      The following is a schedule of our obligations and commitments for future payments:

(in thousands)	Payments Due by Period

		Less than	1-2	3-4	4 years
Contractual Obligations	Total	1 year	years	years	& after

Revolving Line of Credit	$950	$0	$950	$0	$0
Long-Term Debt	25,808	5,368	20,440	0	0
Capitalized Lease Obligations	299	299	0	0	0
Operating Leases	8,853	1,653	2,704	2,502	1,994
Other	538	538	0	0	0

Total Contractual Cash Obligations	$36,448	$7,858	$24,094	$2,502	$1,994
Standby Letter of Credit Commitment	$620	$620	$0	$0	$0

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

New Accounting Pronouncements

      In August of 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 145. This statement rescinds Statement No. 4, which required all material gains and losses from extinguishment of debt to be classified as an extraordinary item, net of related income tax effects. Upon adoption of this statement, extinguishment gains and losses will be classified as ordinary gains and losses in the income statement. The statement is effective for fiscal years beginning after May 15, 2002, resulting in it being effective for the Company on January 1, 2003. The Company early adopted the statement during December 2002, which did not have a material impact on the Company’s financial position on results of operations. However, certain debt extinguishment losses that had previously been reflected as extraordinary items were reclassified to ordinary expenses.

      In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, requiring that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. SFAS No. 146, which applies to all entities, is effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS No. 146 during fiscal 2003 did not materially impact the Company’s financial position or results of operations.

      In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, which amends SFAS No. 123. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation and amends the disclosure requirements of SFAS No. 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. SFAS No. 148 is effective for financial statements issued for fiscal years ending after December 15, 2002, and interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The Company has included the required interim disclosures elsewhere in this document.

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

      In May 2003, the FASB issued SFAS No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. Financial instruments that fall within the scope of SFAS No. 150 must be classified by the issuer as liablities (or assets in some circumstances). Many of those instruments were previously classified as equity. The Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company is currently evaluating the requirements and impact, if any, of SFAS No. 150 on its consolidated financial position.

      In January 2003, the FASB issued FASB Interpretation No. (“FIN”) 46, Consolidation of Variable Interest Entities, to expand upon and strengthen existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. Until now, a company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN 46 changes that guidance by requiring a variable interest entity, as defined, to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual returns or both. FIN 46 also requires disclosure about variable interest entities that the company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003 and to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company is currently evaluating the requirements and impact, if any, of FIN 46 on its consolidated results of operations and financial position.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

      The Company is subject to market risk from exposure to changes in interest rates based on our financing and cash management activities. Our exposure relates primarily to our long-term debt obligations that expire in 2004 and 2006. In the event that interest rates associated with these debt obligations were to increase 100 basis points, the annual impact on future cash flows would be approximately $270,000.

Item 4.   Disclosure Controls and Procedures

      Within the 90 day period preceding the filing of this report, an evaluation was performed under the supervision and with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were adequate. Since the date of their evaluation, there have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls.

PART II – Other Information

Item 1.  Legal Proceedings

      As a result of the merger with Towne, the Company assumed certain outstanding litigation against Towne. Except for the lawsuits described below, the Company is not currently a party to, and none of its material properties is currently subject to, any material litigation other than routine litigation incidental to its business.

In Re Towne Services, Inc. / Securities Litigation

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

Item 4.  Submission of Matters to a Vote of Security Holders

      The 2003 annual meeting of shareholders was held on May 28, 2003. At the meeting, the election of Thomas L. Black as a Class 1 Director, the reelection of Glenn W. Sturm as a Class 1 Director and the reelection of Gregory S. Daily as a Class 1 Director were approved. Continuing directors consisted of: Class 2 directors Brian J. Conway, William B. King and Richardson M. Roberts; and Class 3 directors Bruce R. Evans, Frank W. Brown and David B. Ingram. No other matters were voted upon at the annual meeting.

      The following table sets forth the voting tabulation for the matter voted upon at the meeting:

			Broker
	Votes For	Votes Withheld	Abstentions	Non-Votes

Election of Class 1 Director Thomas L. Black	9,240,718	521,126	0	0
Reelection of Class 1 Director Glenn W. Sturm	9,310,815	451,029	0	0
Reelection of Class 1 Director Gregory S. Daily	9,616,110	145,734	0	0

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits

3.1	–	Amended and Restated Charter of the Company (incorporated by reference to Exhibit 3.1 to the Company’s registration statement on Form S-1)
3.2	–	Amended and Restated By-laws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s registration statement on Form S-1)
10.1	–	Addendum to Employment Agreement with Henry M. Baroco dated April 15, 2003
10.2	–	Asset Purchase Agreement between Private Business Insurance, LLC, Private Business Inc. and InsurManager, LLC dated June 30, 2003
31.1	–	Certificate of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	–	Certificate of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	–	Certificate of CEO pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	–	Certificate of CFO pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

1.	A current report on Form 8-K was filed on May 15, 2003 to announce the Company’s March 31, 2003 financial results.

Signatures

      Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Private Business, Inc. (Registrant)

Date: August 11, 2003	By:	/s/ Henry M. Baroco

Henry M. Baroco Chief Executive Officer

Date: August 11, 2003	By:	/s/ Gerard M. Hayden, Jr.

Gerard M. Hayden, Jr. Chief Financial Officer