Form 10-Q
period 2003-09-30
PRIVATE BUSINESS INC
filed 2003-11-06
CIK 1069469

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2003

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

Yes [x] No [  ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [x]

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Class	Outstanding as of September 30, 2003

Common Stock, no par value	14,105,844 shares

PRIVATE BUSINESS, INC.

Form 10-Q

For Quarter Ended September 30, 2003

INDEX

		Page No.

Part I - Financial Information
Item 1 –	Financial Statements
	Unaudited Consolidated Balance Sheets as of September 30, 2003 and December 31, 2002	3
	Unaudited Consolidated Statements of Operations for the three months ended September 30, 2003 and 2002	4
	Unaudited Consolidated Statements of Operations for the nine months ended September 30, 2003 and 2002	5
	Unaudited Consolidated Statements of Cash Flows for the nine months ended September 30, 2003 and 2002	6
	Notes to Unaudited Consolidated Financial Statements	7 – 12
Item 2 –	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13 – 21
Item 3 –	Quantitative and Qualitative Disclosures About Market Risk	21
Item 4 –	Disclosure Controls and Procedures	21
Part II – Other Information
Item 1 –	Legal Proceedings	22
Item 5 –	Other Information	22
Item 6 –	Exhibits and Reports on Form 8-K	23
Signatures		24

PART I
Financial Information

Item 1. Financial Statements

PRIVATE BUSINESS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS – UNAUDITED

	September 30,	December 31,
(in thousands, except per share data)	2003	2002

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,395	$1,146
Accounts receivable — trade, net of allowance for doubtful accounts of $394 and $632, respectively	5,015	6,726
Accounts receivable — other	483	420
Current portion of note receivable	57	—
Deferred tax assets	920	1,009
Prepaid and other current assets	1,430	1,613

Total current assets	9,300	10,914

PROPERTY AND EQUIPMENT, NET	4,436	6,468
OTHER ASSETS:
Software development costs, net	1,298	1,456
Deferred tax assets	1,729	2,252
Intangible and other assets, net	11,865	12,211
Note receivable, net of current portion	104	—

Total other assets	14,996	15,919

Total assets	$28,732	$33,301

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable	$1,872	$2,039
Accrued liabilities	4,273	5,718
Revolving line of credit	950	—
Dividends payable	695	575
Deferred revenue	486	470
Current portion of long-term debt and capital lease obligations	5,728	5,463
Other short term notes payable	411	—

Total current liabilities	14,415	14,265

REVOLVING LINE OF CREDIT	—	950
OTHER NONCURRENT LIABILITIES	196	623
LONG-TERM DEBT, net of current portion	18,847	23,190
CAPITAL LEASE OBLIGATIONS, net of current portion	—	148

Total liabilities	33,458	39,176

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ DEFICIT:
Common stock, no par value; 33,333,333 shares authorized; shares issued and outstanding, 14,105,844 and 14,047,253, respectively	—	—
Additional paid-in capital	(7,148)	(7,195)
Preferred Stock, series B convertible, no par value; 20,000,000 shares authorized, 40,031 shares issued and outstanding	114	114
Retained earnings	2,308	1,206

Total stockholders’ deficit	(4,726)	(5,875)

Total liabilities and stockholders’ deficit	$28,732	$33,301

The accompanying notes are an integral part of these consolidated financial statements.

PRIVATE BUSINESS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS – UNAUDITED

For the Three Months Ended September 30, 2003 and 2002

(in thousands, except per share data)	2003	2002

REVENUES:
Participation fees	$7,063	$8,943
Software license	62	83
Retail planning services	2,244	2,677
Maintenance and other	1,337	1,484

Total revenues	10,706	13,187

OPERATING EXPENSES:
General and administrative	4,355	5,720
Selling and marketing	4,137	5,333
Research and development	102	101
Amortization	431	424
Other operating expense, net	21	65

Total operating expenses	9,046	11,643

OPERATING INCOME	1,660	1,544
INTEREST EXPENSE, NET	385	394

INCOME BEFORE INCOME TAXES	1,275	1,150
Income tax provision	497	448

NET INCOME	778	702
Preferred stock dividends	40	40

NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$738	$662

EARNINGS PER SHARE:
Basic	$0.05	$0.05

Diluted	$0.05	$0.05

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	14,106	14,014

Diluted	14,210	14,409

The accompanying notes are an integral part of these consolidated financial statements.

PRIVATE BUSINESS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS – UNAUDITED

For the Nine Months Ended September 30, 2003 and 2002

(in thousands, except per share data)	2003	2002

REVENUES:
Participation fees	$21,272	$29,105
Software license	213	392
Retail planning services	6,886	7,980
Maintenance and other	4,578	4,943

Total revenues	32,949	42,420

OPERATING EXPENSES:
General and administrative	14,823	17,693
Selling and marketing	13,309	16,560
Research and development	304	340
Amortization	1,280	1,365
Other operating expense, net	94	102

Total operating expenses	29,810	36,060

OPERATING INCOME	3,139	6,360
INTEREST EXPENSE, NET	1,136	1,396

INCOME BEFORE INCOME TAXES	2,003	4,964
Income tax provision	781	1,936

NET INCOME	1,222	3,028
Preferred stock dividends	120	120

NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$1,102	$2,908

EARNINGS PER SHARE:
Basic	$0.08	$0.21

Diluted	$0.08	$0.21

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	14,086	13,991

Diluted	14,131	14,412

The accompanying notes are an integral part of these consolidated financial statements.

PRIVATE BUSINESS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS – UNAUDITED

For the Nine Months Ended September 30, 2003 and 2002

(in thousands)	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,222	$3,028
Adjustments to reconcile net income to net cash provided by operating activities:
Write-off of debt issuance costs	—	34
Depreciation and amortization	3,375	3,807
Deferred taxes	612	2,243
Non-cash stock based compensation	—	46
Gain on sale of certain property and equipment, net	—	(160)
Gain on sale of Bank Insurance division	(427)	—
Changes in assets and liabilities:
Accounts receivable, net	1,648	(487)
Prepaid and other current assets	759	(1,306)
Other assets	(288)	75
Accounts payable	(167)	(1,542)
Accrued liabilities	(1,046)	(1,520)
Deferred revenue	16	(686)
Other noncurrent liabilities	(428)	(547)

Net cash provided by operating activities	5,276	3,959

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(89)	(2,166)
Software development costs	(555)	(664)
Proceeds from sale of property and equipment	—	2,863
Acquisition of businesses	—	(845)
Proceeds from sale of Bank Insurance division	325	—
Proceeds from note receivable	14	—

Net cash used in investing activities	(305)	(812)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments on long-term debt	(4,014)	(3,495)
Repayments on capitalized lease obligations	(301)	(288)
Early repayment of long-term debt	—	(2,833)
Proceeds from revolving line of credit, net	—	1,050
Proceeds from exercise of employee stock options	—	137
Stock issued through employee stock purchase plan	47	62
Payments on other short-term borrowings	(454)	—

Net cash used in financing activities	(4,722)	(5,367)

NET CHANGE IN CASH AND CASH EQUIVALENTS	249	(2,220)
CASH AND CASH EQUIVALENTS at beginning of year	1,146	2,648

CASH AND CASH EQUIVALENTS at end of period	$1,395	$428

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash payments for income taxes during period	$207	$81

Cash payments of interest during period	$1,142	$1,418

NON-CASH INVESTING ACTIVITIES:
Note receivable for sale of Bank Insurance division	$175	$—

Notes payable issued for certain insurance and software support contracts	$865	$—

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

     The following table illustrates the effect on net income available to common shareholders and earnings per share if the fair value based method had been applied to all outstanding and unvested awards for the three and nine month periods ended September 30, 2003 and 2002, respectively.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

(in thousands, except per share data)	2003	2002	2003	2002

Net income available to common shareholders, as reported	$738	$662	$1,102	$2,908
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	—	—	—	46
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	73	235	556	702

Pro forma net income	$665	$427	$546	$2,252

Earnings per share:
Basic — as reported	$0.05	$0.05	$0.08	$0.21

Basic — pro forma	$0.05	$0.03	$0.04	$0.16

Diluted — as reported	$0.05	$0.05	$0.08	$0.21

Diluted—pro forma	$0.05	$0.03	$0.04	$0.16

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

F. Notes Payable

     During the second quarter of 2003, the Company entered into several short-term notes payable. The notes are for certain insurance policies, as well as various annual software maintenance and support contracts. All of the notes are unsecured and have monthly payments that extend less than twelve months.

G. Acquisition of Access Retail Management

     On May 28, 2002, the Company entered into an asset purchase agreement to acquire certain operating assets of CAM Commerce’s (“CAM”) retail planning division, known as Access Retail Management, in exchange for cash consideration of $800,000. The acquisition has been recorded in accordance with SFAS No. 141, Business Combinations (“SFAS No. 141”), resulting in the operating results of the CAM division being included with those of the Company subsequent to the date of acquisition. The Company allocated the purchase price of $800,000, resulting in identifiable furnitures and fixtures of $10,000, intangible assets of approximately $210,000 and goodwill of approximately $570,000.

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

     The following table represents information necessary to calculate earnings per share for the three and nine month periods ended September 30, 2003 and 2002:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

(in thousands)	2003	2002	2003	2002

Net income available to common shareholders	$738	$662	$1,102	$2,908

Weighted average common shares outstanding	14,106	14,014	14,086	13,991
Plus additional shares from common stock equivalent shares:
Options and convertible preferred stock	104	395	45	421

Adjusted weighted average common shares outstanding	14,210	14,409	14,131	14,412

     For the nine months ended September 30, 2003 and 2002, approximately 2.1 million and 2.4 million employee stock options and the preferred shares were excluded from diluted earnings per share calculations, as their effects were anti-dilutive.

J. Comprehensive Income

     Comprehensive income for the three and nine months ended September 30, 2003 and 2002 was comprised solely of net income.

K. Bank Covenants

     The Company’s credit facility is secured by a pledge of all Company assets and imposes financial covenants and requirements and contains limitations on the Company’s ability to sell material assets, redeem capital stock and pay dividends, among other actions. As of September 30, 2003, the Company was in compliance with all such covenants.

L. Legal Proceedings

     As a result of the merger with Towne Services, Inc. in August 2001, we assumed certain outstanding litigation against Towne. Except for the lawsuits described below, we are not currently a party to, and none of our material properties is currently subject to, any material litigation other than routine litigation incidental to our business.

In Re Towne Services, Inc./Securities Litigation

As previously disclosed, Towne, two of its former officers and a current officer were defendants in the securities class action lawsuit filed in November 1999. The complaints alleged, among other things, that Towne should have disclosed in the prospectus used for its secondary public offering in June 1999 that it allegedly experienced serious problems with its network infrastructure and processing facilities during the move of its corporate headquarters in June 1999, and that these problems allegedly led to a higher than usual number of customers terminating their contracts during the second quarter. The parties reached a tentative settlement, which was subject to certain conditions including court approval. The settlement funds were placed in escrow on February 21, 2003. On July 23, 2003, the United States District Court, Northern District of Georgia approved the settlement, which is still subject to the distribution of the settlement funds from the escrow account to the plaintiffs and their attorneys. The Company has initiated an arbitration proceeding to require its insurance carrier to pay in the immediate future certain costs of defense incurred in connection with the Towne securities litigation.

Based upon the Company’s review of the documents and proceedings, and after consultation with its outside counsel, the Company believes that the carrier is obligated to reimburse the Company immediately for its legal defense costs. Accordingly, the Company has recorded both a liability owed to the attorneys and a receivable due from the carrier in offsetting amounts in the accompanying consolidated balance sheet as of September 30, 2003.

M. Segment Information

     Prior to August 2001, the Company operated in one business segment, accounts receivable financing. As a result of the Company’s merger with Towne in August 2001, it now operates in a second business segment, retail inventory forecasting. The Company accounts for segment reporting under SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. No corporate overhead costs or interest have been allocated to income before taxes of the retail inventory forecasting segment, but are included in the accounts receivable financing segment costs. Additionally, $1.5 million of goodwill associated with the Towne merger has been allocated to the retail inventory forecasting segment and is therefore included in the segment’s total assets.

     The following tables summarize the financial information concerning the Company’s reportable segments for the three and nine months ended September 30, 2003 and 2002.

	Three Months Ended			Three Months Ended
	September 30, 2003			September 30, 2002

	Accounts	Retail		Accounts	Retail
	Receivable	Inventory		Receivable	Inventory
(in thousands)	Financing	Forecasting	Total	Financing	Forecasting	Total

Revenues	$8,462	$2,244	$10,706	$10,510	$2,677	$13,187

Income before taxes	$866	$409	$1,275	$879	$271	$1,150

Assets	$24,133	$4,599	$28,732	$29,465	$5,503	$34,968

Total expenditures for additions to long-lived assets	$8	$2	$10	$264	$—	$264

	Nine Months Ended			Nine Months Ended
	September 30, 2003			September 30, 2002

	Accounts	Retail		Accounts	Retail
	Receivable	Inventory		Receivable	Inventory
(in thousands)	Financing	Forecasting	Total	Financing	Forecasting	Total

Revenues	$26,063	$6,886	$32,949	$34,440	$7,980	$42,420

Income before taxes	$1,159	$844	$2,003	$4,348	$616	$4,964

Assets	$24,133	$4,599	$28,732	$29,465	$5,503	$34,968

Total expenditures for additions to long-lived assets	$87	$2	$89	$2,166	$—	$2,166

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

     In May 2003, the FASB issued SFAS No. 150 Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. Financial instruments that fall within the scope of SFAS No. 150 must be classified by the issuer as liabilities (or assets in some circumstances). Many of those instruments were previously classified as equity. The statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company adopted SFAS No. 150 as of July 1, 2003 and, as a result, the issued and outstanding Series B Preferred stock totaling $114,000 has been reclassified to equity for all periods presented in the accompanying consolidated balance sheets.

     In January 2003, the FASB issued FASB Interpretation No. (“FIN”) 46, Consolidation of Variable Interest Entities, to expand upon and strengthen existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. Until now, a company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN 46 changes that guidance by requiring a variable interest entity, as defined, to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual returns or both. FIN 46 also requires disclosure about variable interest entities that the company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003 and to older entities in the first fiscal year or interim period ending after December 15, 2003. Certain portions of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company is currently evaluating the requirements and impact, if any, of FIN 46 on its consolidated results of operations and financial position.

PRIVATE BUSINESS, INC.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations Three and Nine Months Ended September 30, 2003 and 2002

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

     In previous filings we have discussed that part of our growth strategy is to acquire or develop new products or services. During 2003, marketing and sales activity has begun for three new products; LineManager, Collections Manager and Identification Manager. LineManager allows banks and financial institutions to electronically monitor asset based arrangements in a more timely, cost efficient manner. Collections Manager allows our bank and merchant customers on-line access to collection services, thereby creating efficient, timely follow-up on past due accounts. Identification Manager is an electronic web-based compliance program for banks who must adhere to the requirements of Section 326 of the USA Patriot Act, which is effective October 1, 2003. Section 326 of the Act, among other things, mandates that banks perform background checks on all persons opening accounts at financial institutions. These institutions must then document and retain the results of these background checks. Although the revenue contributions from these new products during 2003 may be insignificant in relation to total consolidated revenues, these products are complimentary to our core business, and we believe will provide significant growth in future years.

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

     Revenue Recognition. We generate revenue from four main sources:

•	participation fees earned on client bank purchases of small business accounts receivable.

•	software license fees from new client banks.

•	retail planning services.

•	maintenance fees and other revenues, comprised primarily of fees received for insurance brokerage services, paper-based form sales, software maintenance, medical, alternative lending, account verification services and processing services.

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

     Software Development Costs. Software development costs incurred in the research and development of new software products and enhancements to existing software products are expensed as incurred until technological feasibility has been established. After such time, any additional costs are capitalized in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed. In addition, any costs incurred for the development or enhancement of software products utilized internally are capitalized in accordance with Statement of Position (“SOP”) 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. Among other provisions, SOP 98-1 requires capitalization of certain internal-use software costs once certain criteria are met. Overhead, general and administrative, and training costs are not capitalized. Capitalized software development costs are amortized on a straight-line basis generally over three years.

     Self-Insurance Reserves. Prior to January 1, 2003, the Company was primarily self-insured for employee medical costs with certain limits of per claim and aggregate stop loss insurance coverage that management considered adequate. The Company maintains an accrual for these costs based on claims filed and an estimate of claims incurred but not reported. The difference between actual settlements and recorded accruals are expensed in the period identified. The Company was self-insured for employee medical claims up to $40,000 per employee per year or an aggregate of approximately $11 million per year. Effective January 1, 2003 the Company ceased being self-insured for medical costs.

Results of Operations

     The following table sets forth, for the periods indicated, the percentage relationships of the identified consolidated statements of operations items to total revenue.

	Third Quarter		Year to Date

	2003	2002	2003	2002

Revenues:
Participation fees	66.0%	67.8%	64.6%	68.6%
Software license	0.6%	0.6%	0.6%	0.9%
Retail planning services	21.0%	20.3%	20.9%	18.8%
Maintenance and other	12.4%	11.3%	13.9%	11.7%

	100.0%	100.0%	100.0%	100.0%
Operating Expenses:
General and administrative	40.7%	43.3%	45.0%	41.7%
Selling and marketing	38.6%	40.4%	40.4%	39.1%
Research and development	1.0%	0.8%	0.9%	0.8%
Amortization	4.0%	3.2%	3.9%	3.2%
Other operating expense, net	0.2%	0.5%	0.3%	0.2%

	84.5%	88.2%	90.5%	85.0%

Operating Income	15.5%	11.8%	9.5%	15.0%
Interest expense, net	3.6%	3.0%	3.4%	3.3%

Income Before Income Taxes	11.9%	8.7%	6.1%	11.7%
Income Tax Provision	4.6%	3.4%	2.4%	4.6%

Net Income	7.3%	5.3%	3.7%	7.1%
Preferred Stock Dividends	0.4%	0.3%	0.4%	0.3%

Net Income Available to Common Shareholders	6.9%	5.0%	3.3%	6.8%

     Participation Fees. Participation fees decreased 21.0% and 26.9% to $7.1 million and $21.3 million for the third quarter and first nine months of 2003 compared to $8.9 million and $29.1 million for the comparable periods of 2002. The decreases were primarily due to a reduction in the total funding through our BusinessManager program to $1.15 billion and $3.43 billion for the third quarter and first nine months of 2003, compared to $1.33 billion and $3.97 billion for the comparable periods of 2002. Also affecting participation fees are rate concessions and pricing changes initiated by banks in response to the current lending environment, particularly the relatively low cost of traditional financing. The decrease in funding is due to a combination of two factors; fewer merchants funding through our BusinessManager program and lower funding levels at existing merchants due to the slower economy. As a percentage of total revenues, participation fees accounted for 66.0% and 64.6% for the third quarter and nine month period ended September 30, 2003 compared to 67.8% and 68.6% for the comparable periods of 2002.

     Software license. Software license fees decreased 25.3% and 45.7% to $62,000 and $213,000 for the third quarter and first nine months of 2003, compared to $83,000 and $392,000 for the comparable periods of 2002. The decrease was due to several contributing factors, including our sales organization restructure that occurred in January 2003, which caused temporary disruption to the sales cycle and our continued focus on marketing to banks in targeted geographic areas where we seek to better penetrate and support the small business market. Software license fees accounted for 0.6% of total revenues for the third quarter and nine months ended September 30, 2003 compared to 0.6% and 0.9% for the comparable periods in 2002.

     Retail planning services. Retail planning services revenues declined 16.2% and 13.7% to $2.2 and $6.9 million during the third quarter and nine months ended September 30, 2003 as compared to $2.7 and $8.0 million for the comparable periods of 2002. The decline is due to fewer forecasting service clients as a result of the slower retail economy. As a percentage of total revenues, retail planning services accounted for 21.0% and 20.9% for the third quarter and first nine months of 2003 compared to 20.3% and 18.8% in the comparable periods of 2002.

     Maintenance and other. Maintenance and other fees decreased 9.9% to $1.3 million and decreased 7.4% to $4.6 million for the third quarter and nine months ended September 30, 2003 compared to $1.5 and $4.9 million for the comparable periods for 2002. Maintenance and other fees consist primarily of software maintenance fees, credit and fraud risk insurance commissions earned from the sale of policies to our BusinessManager banks, commissions earned through our referrals of certain merchants to alternative financing companies and account verification services performed for some of our BusinessManager banks. During the nine months ended September 30, 2003, maintenance and other revenues include a gain of $427,000 as a result of the sale of our bank insurance division as of June 30, 2003. Excluding this gain, maintenance and other revenues decreased $792,000 or 16.0%. The decrease for the third quarter and first nine months of 2003 was attributable to decreases in our insurance revenues and Towne processing and machine rental fees. Our insurance revenues decreased 14.4% and 17.9% to $743,000 and $2.2 million for the third quarter and first nine months of 2003 compared to $868,000 and $2.6 million for the comparable periods in 2002. The decline in insurance revenues is due to the lower funding levels through the BusinessManager program as discussed above. Towne processing and machine rental fees were $0 during the third quarter and first nine months of 2003 compared to approximately $84,000 and $465,000 in the comparable periods of 2002. This decline is the result of the Towne products being phased out during 2002. Maintenance and other fees accounted for 12.4% and 13.9% of total revenues for the third quarter and nine month period ended September 30, 2003 compared to 11.3% and 11.7% for the comparable periods in 2002.

     Total revenues. Total revenues for the third quarter and first nine months of 2003 decreased 18.8% and 22.3% to $10.7 and $32.9 million compared to $13.2 and $42.4 million for the comparable periods of 2002.

     General and administrative. General and administrative expenses decreased 23.9% and 16.2% to $4.4 and $14.8 million for the third quarter and nine month period ended September 30, 2003 compared to $5.7 and $17.7 million for the comparable periods in 2002. The decrease is primarily due to reductions in salary and benefits expense as a result of reduced headcount, as well as, reduced consulting charges. During the first nine months of 2002, consulting and general fees were approximately $444,000 higher due to our implementation of a new operating system and higher professional service fees. The ninth amendment to our credit agreement, executed in April 2003, precludes the payment of any discretionary bonuses to employees.

As such discretionary bonus expense has declined by approximately $841,000 from $986,000 for the first nine months of 2002 to $145,000 for the first nine months of 2003. General and administrative expenses include the cost of our executive, finance, human resources, information and support services, administrative functions and general operations. As a percentage of total revenue, general and administrative expenses accounted for 40.7% and 45.0% for the third quarter and nine month period ended September 30, 2003 compared to 43.3% and 41.7% for the same periods in the prior year.

     Selling and marketing. Selling and marketing expenses decreased 22.4% and 19.6% for the third quarter and nine month period ended September 30, 2003 to $4.1 and $13.3 million compared to $5.3 and $16.6 million for the comparable periods of 2002. The decrease for the nine months ended September 30, 2003 compared to the same periods in 2002 was primarily due to lower commissions expense, caused by lower revenues, as well as, fewer sales personnel. This resulted in decreased compensation, training, and travel expenses. Selling and marketing expenses include the cost of wages and commissions paid to our dedicated business development and bank sales force, travel costs of our sales force, recruiting for new sales and marketing personnel and marketing fees associated with direct and telemarketing programs. As a percentage of total revenue, selling and marketing expenses accounted for 38.6% and 40.4% for the third quarter and nine month periods of 2003 compared to 40.4% and 39.1% for the comparable periods in 2002.

     Research and development. Research and development expenses increased 1.0% to $102,000 for the third quarter ended September 30, 2003 compared to $101,000 for the year earlier period and decreased 10.6% to $304,000 for the nine months ended September 30, 2003 compared to $340,000 for the year earlier period. These costs include the non-capitalizable direct costs associated with developing new versions of our products and other projects that have not yet reached technological feasibility. The decrease in costs for the first nine months of 2003 was primarily due to less capitalized activity related to the development and production of the new LineManager product compared to the same period in 2002. As a percentage of total revenues, research and development expenses increased to 1.0% and 0.9% for the third quarter and first nine months of 2003 compared to 0.8% for the same periods in the prior year.

     Amortization. Amortization expenses increased 1.7% to $431,000 for the third quarter of 2003 compared to $424,000 for the comparable period in 2002. However, for the first nine months of 2003, amortization expenses decreased 6.3% to $1.3 million in 2003 compared to $1.4 million in 2002. These expenses include the cost of amortizing intangible assets including trademarks, software development costs and debt issuance costs.

     Other operating expenses, net. Other operating expenses decreased 7.8% for the first nine months of 2003 to $94,000 compared to $102,000 for the comparable period of 2002. Included in the 2002 amount is a net gain on the sale of certain property and equipment of approximately $183,000. This gain relates primarily to the sale of the Company’s former headquarters. Partially offsetting this gain was a loss on extinguishment of debt related to the write-off of a portion of our capitalized debt issuance costs of approximately $56,000. This amount had been previously classified as an extraordinary loss, however the amount was reclassified in accordance with SFAS No. 145, Recission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections (“SFAS No. 145”). Excluding the net gain and debt issuance cost write-off, other operating expenses were approximately $228,000 for the first nine months of 2002 compared to $94,000, or a 59.0% decline for the first nine months of 2003. Other operating expenses include property tax and other miscellaneous costs associated with providing support and services to our client banks.

     Operating income. As a result of the above factors, our operating income increased 7.5% and decreased 51.1% to operating income levels of $1.7 and $3.1 million for the third quarter and nine months of 2003, compared to $1.5 and $6.4 million for the comparable periods of 2002. As a percentage of total revenue, operating income increased to 15.5% for the third quarter and decreased to 9.5% for the first nine months of 2003 compared to 11.8% and 15.1% for the same periods in 2002.

     Interest expense, net. Interest expense, net decreased 2.3% and 18.6% to $385,000 and $1.1 million for the third quarter and nine months ended September 30, 2003 compared to $394,000 and $1.4 million for the comparable periods in 2002. The decrease was primarily due to the reduction of our debt balances in 2003, partially offset by higher interest rates.

     Income tax provision. The income tax provision was approximately $497,000 and $781,000 for the third quarter and nine months ended September 30, 2003 compared to $448,000 and $1.9 million for the same periods in 2002. As a percentage of income before taxes, the income tax rate was 39.0% for both 2003 and 2002.

Liquidity and Capital Resources

     Our primary sources of capital have historically been cash provided by operations, short-term and long-term debt, and investment from stockholders. During the first nine months of 2003 our operating activities provided cash of approximately $5.3 million. We used approximately $305,000 in our investing activities, consisting of capital expenditures of $89,000 and $555,000 of software development costs, partially offset by the receipt of $325,000 in proceeds from the sale of the Bank Insurance division. We currently estimate that total capital expenditures for 2003 will be approximately $200,000 (excluding expenditures for software development costs).

     Cash used in financing activities totaled $4.7 million for the first nine months of 2003, which is the result of $4.3 million in repayments of long-term debt and capitalized lease obligations. During July of 2003, a principal prepayment of $295,000 was made using proceeds from the June 30, 2003 sale of the Bank Insurance division.

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

     On April 11, 2003, we entered into an amendment to our credit facility. The amended credit facility modifies financial and certain non-financial covenants for 2003 and requires us to take certain other actions (as set forth in the amended credit facility). As of September 30, 2003, the Company was in compliance with all amended covenants. Pursuant to the amendment, we agreed to pay certain fees to our lenders, to increase the interest rates payable under the credit facility, and to use our best efforts to consummate a capital event (as defined in the amended credit facility) on or before December 31, 2003.

     Our amended credit facility includes term loans with current balances of $5.2 million (the “Term A Loan”) and $19.1 million (the “Term B Loan”), and a revolving line of credit with availability equal to the lesser of $3.0 million or 60% of the eligible receivables (as defined in the amended credit facility). The revolving line of credit includes swing line advances and a $2 million sublimit for standby letters of credit. The interest rate for the Term A Loan and any advances under the revolving loan is the greater of: (1) 5.5% per annum; or (2) 4.0% over the Eurodollar rate or 2.75% over the prime rate. The interest rate for the Term B Loan is 4.5% over the Eurodollar rate or 3.5% over the prime rate. The applicable margin on all outstanding loans increases by 1% on January 1, 2004. The amended credit facility also includes a provision requiring early payment on the term loans if we have excess cash, as defined in the credit agreement, on hand at year-end. At December 31, 2002, no excess cash payments were required.

     The amended credit facility provided for the payment to the lenders of a fee totaling 2% of the outstanding debt as of April 11, 2003, which is approximately $600,000. Twenty-five percent of this fee was paid immediately upon entering into the amendment, twenty-five percent of this fee was payable on September 30, 2003, and 50% is payable on December 31, 2003. Fifty percent of the September 30, 2003 fee was waived by the Lenders as a result of achieving a documentation benchmark (as defined in the credit facility amendment) and 100% of the December payment will be waived to the extent that no amount remains outstanding under the credit facility as of the applicable payment date.

     The $5.2 million term loan is generally repayable in quarterly installments of $1.3 million beginning December 31, 2003 until maturity (August 7, 2004). The $19.1 million term loan is repayable in equal quarterly installments of $65,000 until December 31, 2004, at which time the required quarterly payments increase to $2.9 million until September 30, 2005 and $3.9 million until December 31, 2005 with a final payment of $3.4 million due March 31, 2006. The revolver bears an annual commitment fee and matures August 7, 2004. As of September 30, 2003, we had $5.2 million outstanding at 5.5%, $19.1 million outstanding at 5.656%, $921,000 in standby letters of credit and $950,000 outstanding draws against the revolver at 6.75%.

     As of September 30, 2003, we had a working capital deficit of approximately $5.1 million compared to a working capital deficit of approximately $3.4 million as of December 31, 2002. The increase in working capital deficit resulted primarily from decreases in accounts receivable and prepaid assets and an increase in other short-term notes payable and the line of credit balance being classified as current as of September 30, 2003, partially offset by an increase in cash and a decrease in accrued liabilities. Upon the consummation of a capital event as defined in the amended credit facility, we believe that our line of credit availability along with future operating cash flows will be sufficient to meet our working capital and capital expenditure requirements for the next twelve months. There can be no assurance that we will be able to consummate a capital event on terms satisfactory to the Company, if at all.

     The following is a schedule of our obligations and commitments for future payments:

(in thousands)	Payments Due by Period

		Less than	1-2	3-4	4 years
Contractual Obligations	Total	1 year	years	years	& after

Revolving Line of Credit	$950	$950	$0	$0	$0
Long-Term Debt	24,284	5,436	18,848	0	0
Capitalized Lease Obligations	292	292	0	0	0
Operating Leases	8,481	1,669	2,640	2,463	1,709
Other	411	411	0	0	0

Total Contractual Cash Obligations	$34,418	$8,758	$21,488	$2,463	$1,709
Standby Letter of Credit Commitment	$921	$921	$0	$0	$0

     We may, in the future, acquire businesses or products complementary to our business, although we cannot be certain that any such acquisitions will be made or the terms of any such acquisitions. The need for cash to finance additional working capital or to make acquisitions may cause us to seek additional equity or debt financing. We cannot be certain that such financing will be available, or that our need for higher levels of working capital will not have a material adverse effect on our business, financial condition or results of operations.

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

     In May 2003, the FASB issued SFAS No. 150 Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. Financial instruments that fall within the scope of SFAS No. 150 must be classified by the issuer as liabilities (or assets in some circumstances). Many of those instruments were previously classified as equity. The statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company adopted SFAS No. 150 as of July 1, 2003 and, as a result, the issued and outstanding Series B Preferred stock totaling $114,000 has been reclassified to equity for all periods presented in the accompanying consolidated balance sheets.

     In January 2003, the FASB issued FASB Interpretation No. (“FIN”) 46, Consolidation of Variable Interest Entities, to expand upon and strengthen existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. Until now, a company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN 46 changes that guidance by requiring a variable interest entity, as defined, to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual returns or both. FIN 46 also requires disclosure about variable interest entities that the company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003 and to older entities in the first fiscal year or interim period ending after December 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company is currently evaluating the requirements and impact, if any, of FIN 46 on its consolidated results of operations and financial position.

Note Regarding Forward Looking Information

     This interim report contains several “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 including, without limitation, statements containing the words “may,” “would,” “could,” “will,” “expect,” “anticipate,” “believe,” “intend,” “plan,” and “estimate” and words of similar importance. Such statements include statements concerning our operations, prospects, strategies and financial condition, including our future economic performance, intent, plans and objectives, and the likelihood of success in developing and expanding our business. These statements are based upon a number of assumptions and estimates which are subject to significant uncertainties, many of which are beyond our control. Actual results may differ materially from those expressed or implied by such forward-looking statements. The Company assumes no obligation to update this information. Factors that could cause actual results to differ materially are discussed in our filings with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended December 31, 2002, and include, among other factors, our substantial leverage, our ability to maintain compliance with The Nasdaq SmallCap Market listing standards, the timely development and market acceptance of products and technologies and competitive market conditions.

Inflation

     We do not believe that inflation has had a material effect on our results of operation. There can be no assurance, however, that our business will not be affected by inflation in the future.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     The Company is subject to market risk from exposure to changes in interest rates based on our financing and cash management activities. Our exposure relates primarily to our long-term debt obligations that expire in 2004 and 2006. In the event that interest rates associated with these debt obligations were to increase 100 basis points, the Company’s annual cash flows would be reduced by approximately $250,000.

Item 4. Disclosure Controls and Procedures

     An evaluation was performed under the supervision and with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2003. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were adequate. During the fiscal quarter ended September 30, 2003, there has not occurred any change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In Re Towne Services, Inc./Securities Litigation

As previously disclosed, Towne, two of its former officers and a current officer were defendants in the securities class action lawsuit filed in November 1999. The complaints alleged, among other things, that Towne should have disclosed in the prospectus used for its secondary public offering in June 1999 that it allegedly experienced serious problems with its network infrastructure and processing facilities during the move of its corporate headquarters in June 1999, and that these problems allegedly led to a higher than usual number of customers terminating their contracts during the second quarter. The parties reached a tentative settlement, which was subject to certain conditions including court approval. The settlement funds were placed in escrow on February 21, 2003. On July 23, 2003, the United States District Court, Northern District of Georgia approved the settlement, which is still subject to the distribution of the settlement funds from the escrow account to the plaintiffs and their attorneys. The Company has initiated an arbitration proceeding to require its insurance carrier to pay in the immediate future certain costs of defense incurred in connection with the Towne securities litigation.

Based upon the Company’s review of the documents and proceedings, and after consultation with its outside counsel, the Company believes that the carrier is obligated to reimburse the Company immediately for its legal defense costs. Accordingly, the Company has recorded both a liability owed to the attorneys and a receivable due from the carrier in offsetting amounts in the accompanying consolidated balance sheet as of September 30, 2003.

Item 5. Other Information

As previously disclosed by the Company in its press release dated September 29, 2003, the Company received a letter from Nasdaq notifying the Company that it has regained full compliance with the continued listing requirements set forth in Nasdaq Rule 431(c)(4). On September 9, 2003, the Company received notification that Nasdaq had granted the Company an additional 180 calendar days, or until March 8, 2004, in which to regain compliance for continued listing by having the closing bid price of the Company’s common stock above $1.00 per share or more for a minimum of 10 consecutive trading days. Since these prior notices, the closing bid price of the Company’s common stock has been at $1.00 per share or greater for at least 10 consecutive trading days. Accordingly, the Company has regained compliance with the continued listing requirements set forth in Nasdaq Rule 431(c)(4).

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

3.1	–	Amended and Restated Charter of the Company (incorporated by reference to Exhibit 3.1 to the Company’s registration statement on Form S-1)

3.2	–	Amended and Restated By-laws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s registration statement on Form S-1)

31.1	–	Certificate of CEO pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	–	Certificate of CFO pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	–	Certificate of CEO pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	–	Certificate of CFO pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

1.	A current report on Form 8-K was filed on August 15, 2003 to announce the Company’s June 30, 2003 financial results.

Signatures

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Private Business, Inc. (Registrant)

Date: November 6, 2003	By:	/s/ Henry M. Baroco

Henry M. Baroco
Chief Executive Officer

Date: November 6, 2003	By:	/s/ Gerard M. Hayden, Jr.

Gerard M. Hayden, Jr.
Chief Financial Officer