Form 10-K
period 2003-12-31
PRIVATE BUSINESS INC
filed 2004-03-24
CIK 1069469

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549
FORM 10-K

CHECK ONE:
[x]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED] FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003, OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES ACT OF 1934 [NO FEE REQUIRED] FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER 000-25959

PRIVATE BUSINESS, INC.

(Exact name of Registrant as specified in its charter)

TENNESSEE (State or other jurisdiction of Incorporation or organization)	62-1453841 (I. R. S. Employer Identification No.)

9020 OVERLOOK BOULEVARD
BRENTWOOD, TENNESSEE
(Address of principal executive	37027
offices)	(Zip Code)

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
Yes [  ] No [x]

     The aggregate market value of Registrant’s voting stock held by non-affiliates of the Registrant, computed by reference to the price at which the stock was sold, or average of the closing bid and asked prices, as of June 30, 2003 was approximately $4,425,000.

     On February 29, 2004, 14,064,008 shares of the Registrant’s no par value Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant’s definitive proxy statement for its 2004 annual meeting of stockholders are incorporated by reference into Part II, Item 5 and Part III, Items 10, 11, 12, 13 and 14 of this Form 10-K.

PART I

Item 1. Business.

Recent Developments

     Preferred Share Issuance

     On January 20, 2004, we completed the sale of 20,000 shares of our Series A preferred stock and a warrant to purchase up to 16 million shares of our common stock at an exercise price of $1.25 per share for a total purchase price of $20 million (“Lightyear Transaction”). This was the conclusion to the Capital Event process we had described in earlier filings. The Series A preferred stock was sold to Lightyear Fund, L. P., an affiliate of Lightyear Capital. The Series A preferred stock is non-convertible and carries a cash dividend rate of 10% of an amount equal to the liquidation preference, payable quarterly in arrears, when and as declared by the Board of Directors. The Series A preferred stock has a liquidation preference superior to the common stock and, to the extent required by the terms of the Series B preferred stock, on parity with the currently outstanding Series B preferred stock. The liquidation preference is equal to the original $20 million purchase price, plus all accrued but unpaid dividends. Each share of Series A preferred stock initially will be entitled to 800 votes per share, which will be proportionately reduced as any portion of the common stock warrant is exercised.

     New Debt Instrument

     Simultaneously with the preferred share issuance discussed above and as part of the Capital Event process, we executed a new long-term credit agreement with Bank of America (the “Bank of America Credit Facility”) that allows for total borrowings of up to $11.0 million. The Bank of America Credit Facility includes a term loan of $5.0 million, repayable in twelve equal quarterly installments of $416,667, and a revolving line of credit of up to $6.0 million, which includes a $1.0 million sub-limit for standby letters of credit. The Bank of America Credit Facility expires on January 19, 2007. As of January 20, 2004, $7.5 million was outstanding under the Bank of America Credit Facility, consisting of $5.0 million under the term loan and $2.5 million under the revolving loan.

     The net proceeds from the Lightyear Transaction and the Bank of America Credit Facility were used to extinguish our Credit Facility with Fleet National Bank, which was entered into in 1998. We have reduced our total bank debt from $23.9 million as of December 31, 2003 to $7.5 million as of February 29, 2004, while improving our shareholders’ equity to an estimated $10.2 million, as compared to negative shareholders’ equity at December 31, 2003 of $4.4 million.

     National Agreement to Provide Forecasting Services to ClubCorp USA, Inc.

     On January 8, 2004, our subsidiary RMSA signed a servicing agreement effective February 1, 2004 with ClubCorp USA, Inc. (“ClubCorp”), which owns or operates nearly 200 golf courses, country clubs, private business and sport clubs, and resorts. RMSA will provide inventory-planning services to ClubCorp’s golf subsidiaries in the United States. We believe that this relationship is a significant milestone in our efforts to reinvigorate the RMSA business.

General

     Private Business was incorporated in Tennessee in 1990. We are a leading provider of two services directed at small businesses: a solution that helps banks market and manage accounts receivable financing and a forecast and tracking service allowing retail chains to better manage their inventories. Business Manager®, our principal service, is offered through a nationwide network of client banks, and helps these banks provide cash flow and financing to thousands of small businesses across the United States. Business Manager provides targeted marketing, software, and transaction processing services, linking Private Business to our client banks and small business customers. Our retail division, RMSA, offers retail inventory management and forecasting services to smaller retail stores and regional chains throughout the United States and Canada.

     The Business Manager solution enables our network of over 600 client banks to purchase account receivables from their small business customers. The banks then process, bill and track those receivables on an ongoing basis. A major component of our solution is sales and marketing support for our client banks, and we work with these institutions to design, implement and manage the sale of Business Manager accounts receivable financing services to their small business customers. We help these banks reach customers they might not otherwise access because of cost or system constraints. Some banks will perform the basic administrative and detail transaction processing within their own organizations. Others rely on us for this infrastructure and support, which we provide through our product, Private Business Processing (“PBP”). In addition to maintaining the Business Manager software and databases related to the accounts receivable financing service, the PBP product also provides staffing for transaction support and more efficient banking services such as lockboxes with automated clearing house transactions, accelerating funds flow and account credits.

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

     The Business Manager solution benefits both our client banks and their small business customers. The solution introduces our client banks to a new type of high-margin fee generating service in a financing sector they otherwise might be unable to cost-effectively market and serve. Business Manager also provides small business customers with access to a new type of bank financing that may better fit their business needs and capital position.

     RMSA serves small business retail establishments. One of the critical success factors for retail establishments is the proper ordering and turnover of inventory. RMSA, which employs a sales force of experienced consultants along with selected proprietary software and databases, works closely with retailers in helping them manage their purchasing, turnover and disposition of stock items. We normally receive a monthly fee from RMSA customers based on the number of inventory items, or classifications, to be tracked. RMSA usually delivers a report on a monthly basis to its retail customer, which forecasts inventory needs based on historical trends. Approximately 80% of RMSA’s forecasting revenue is recurring in nature.

     The Company’s principal executive offices are located at 9020 Overlook Boulevard, Brentwood, Tennessee 37027, and its telephone number at that address is (615) 221-8400.

Industry Background

Community Banks and Small Businesses

     As of December 31, 2003, the Federal Deposit Insurance Corporation (“FDIC”) listed 9,345 institutions as FDIC insured. We believe that approximately 5,500 of these banks are candidates for our Business Manager program.

     Dun & Bradstreet tracks approximately 13.1 million small businesses in the U.S. with less than $25.0 million of annual sales. Private Business believes that approximately 4.5 million of these businesses are potential prospects for the Business Manager system based on their size, industry and receivables patterns.

     The capital markets in which community banks and small businesses operate in are driven by several key forces including:

•	Financing for Small Businesses. Many small businesses are growing rapidly and are financially sound but are not eligible for sufficient traditional bank financing. We believe that, for many of these small businesses, the need for working capital is a significant obstacle to growth, and that these businesses spend much time, money and effort on receivables and cash management. Traditional banks may be unwilling to provide financing to small businesses for a number of reasons such as the particular small business’s lack of credit history or the industry or geographic areas in which a particular small business operates. In other cases, businesses have reached their bank’s credit limit for traditional bank financing.

•	Competitive Forces. Community banks compete for deposits and business against larger banks with more resources. In response to the competitive pressures arising from deregulation and consolidation, many community banks are adapting their business practices to meet these new challenges. According to the FDIC, strategies for coping with these pressures include:

•	outsourcing business functions.

•	expanding the use of non-traditional financing.

•	partnering with non-bank service providers.

•	emphasizing personalized services and developing niches or specialty offerings to serve a broader customer base.

At the same time, given the limited asset base of community banks and the need to improve margins, the adoption of these strategies must take into account the need to control operating expenses, maintain proper risk control, and minimize operating complexity.

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

Our Business Manager Solution

     Business Manager is an integrated solution that includes targeted marketing services, software, transaction processing, and ongoing support. Business Manager enables the management of accounts receivable financing for banks, from the purchase of receivables from small businesses to the ongoing processing, billing and tracking of these receivables. The banks either process the transactions themselves or outsource this activity to our in-house PBP processing facility. To automate the process further, we offer electronic links for the banks and their small business customers through secure connections to our Internet portal, BusinessManager.com.

     Our extensive network of local sales consultants, or Business Development Managers (“BDMs”), helps our client banks develop new marketing strategies and facilitate the market penetration of Business Manager. Once a client bank contracts to utilize Business Manager, our Business Development Managers help the client bank design, implement and manage the sale of the Business Manager accounts receivable financing program to the client bank’s small business customers and prospects. Utilizing a database of likely small business customers of the program, the Business Development Managers generally work directly with the client banks’ commercial loan officers to target and meet with qualified small business customers as part of the direct sale of the program to these businesses. Once the client bank has signed up a new small business customer, our Business Development Managers continue to work with the small business customer in conjunction with the bank loan officer to ensure proper implementation and post-implementation support. We also help design the appropriate procedures and controls to successfully implement Business Manager in order to minimize risk to our client banks.

     Business Manager allows banks to provide differentiated, higher-margin financial services to their existing small business customers and new prospects without incurring the cost of internal technology development and additional personnel. Business Manager can benefit our client banks by:

•	increasing their revenues with high margin fee income.

•	creating additional relationships with their existing small business customers.

•	attracting new small business customers.

•	improving access to small business customers’ financial information, enabling better credit decisions.

     Business Manager can also benefit a bank’s small business customers by:

•	improving cash flow and making funds available for growth.

•	providing customized aging, sales, and customer balance reports.

•	reducing management time, effort, and cost associated with billing and tracking receivables.

•	improving receivables tracking and payment by involving the bank.

     Typically, we provide our services to client banks under exclusive long-term contracts with terms ranging from three to five years and automatic renewals for a predefined term thereafter. We receive initial fees for set-up and thereafter receive participation fee payments equal to a percentage of every receivable purchased by the banks from merchants on the program. Some contracts with banks contain performance or deferred payment terms that we must satisfy in order for us to begin receiving payment from the bank and recognizing revenue. During 2003, approximately 65% of our total consolidated revenue resulted from participation fee payments.

     During 2003, our network of client banks purchased approximately $4.44 billion of accounts receivable from approximately 4,900 small businesses.

Retail Inventory Services — RMSA

     For many small retailers, the most critical success factor is inventory management. Purchasing both the right stock items and the appropriate quantities can mean that the retailer avoids overstocking and under stocking, both of which can adversely effect the retailer’s cash flow and operations results.

     Large chain retailers, which have greater resources than local or regional retailers, usually can employ their own full-time in-house staffs to perform inventory forecasting. RMSA’s primary objective is to provide this support to local and regional retail businesses. We believe that between 30,000 and 90,000 retail businesses fit the profile of a RMSA client. RMSA’s inventory planning software is unique in the industry as a result of its ability to provide retailers with a ten-month “forecast” of inventory needs based on a “bottom-up” approach to planning. RMSA’s system looks at the performance of individual classifications of inventory in each store, as opposed to most inventory management services, which are “top down” systems. Top down plans base inventory needs on the overall company targets, as opposed to looking at individual store performance.

Strategy

     Our strategy is focused on internal growth within our two main business units: accounts receivable-cash flow financing (Business Manager) and retail inventory forecasting (RMSA). We believe that each segment offers unique opportunities.

     In the Business Manager segment, we are devoting substantial resources to creating revenue and sales growth for our flagship product, Business Manager. To accomplish this, our growth strategy includes the following:

a)	Continue to Recruit, Expand and Improve Training for the Bank Sales and BDM Groups, and Complement with Inside Sales. We believe that we can continue to penetrate the community bank market for outsourcing accounts receivable financing with a broader more effective sales effort while lowering the cost of new sales by utilizing the inside sales approach.

b)	Target Associations and Affinity Groups as Wholesale Distribution Channels to Large Groups of Merchants. Our revenues grow with increased financing provided to merchants. Effective access to large merchant groups as a preferred cash flow provider in conjunction with one of its client banks could significantly increase the revenue base.

     We are also increasing the size of our BDM sales force to a target size of between 50 and 55 as well as increasing the number of bank sales personnel to between 8 and 10. We anticipate that the additional sales personnel in these positions will increase the number of banks and merchants available in order to increase the number and quality of leads and prospective merchants for funding at our client banks. We have also broadened the scope of our sales training efforts in the first quarter of 2004.

     Finally, we believe that Business Manager can be improved or expanded with the integration of new services or technological enhancements that expand the number of merchants who could benefit from the program and that encourage banks to undertake additional accounts receivable funding programs targeted at small businesses.

     In addition to a wealth of experience amongst its analysts, we believe that RMSA’s proprietary database and factor files offer us the opportunity to complement our service to small retailers with a database, subscription, or information related products. We expect that obtaining a national retail customer, like ClubCorp, as mentioned elsewhere in this document, will provide us opportunities with other national retailers that previously had no interest in our services. We believe that the RMSA business unit has several growth opportunities:

a)	Internet Distribution and National Account Penetration. During 2003, RMSA introduced Freedom, an internet based reporting process that greatly accelerates the delivery time of forecast reports to its existing clients and enables it to broaden its target market to smaller companies and more rural areas. Freedom also provides RMSA with an important tool for marketing to national accounts that may have many smaller, individual locations.

b)	Additional Consultants. We believe significant growth can be achieved by further penetrating its large target market with the recruitment, training, and deployment of additional consultants. In recent years, RMSA’s number of analysts has been declining, which also has a negative impact to revenue growth. We believe that there is sufficient market opportunity to add forecast clients if an investment is made by RMSA to increase the number of analysts to sell and service additional clients.

c)	Sale of Industry Data. We believe that consolidated monthly data for RMSA’s current 5,000 retail locations tracked nationwide could be sold to research and retail reporting companies providing leading and up-to-date indicators of various industry trends in a format similar to reports provided by Neilson Media Research or The Gartner group. Currently, many analysts and those who report on retail industry trends rely on data from a small sample of less than 100 retail stores. We believe the breadth of data that RMSA accumulates on a monthly basis surpasses any source currently available. RMSA is currently exploring an opportunity to develop a monthly trend publication which would be sold to retailers and other entities operating in the independent retail industry.

d)	Strategic Alliances. We believe that RMSA’s distribution capabilities and existing client base make it an attractive partner for strategic licensing arrangements, alliances or other partnerships that create ways to broaden the product portfolio. In 2003, the Company established strategic alliances with several such groups, including COUTURE and Continental Buying Group (jewelry); American Lighting Association (lighting and home accessories); and The Friedman Group (general retail consulting). We will continue to evaluate and pursue such alliances and strategic transactions to better position the business.

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

     New Products and Services. In addition to targeting growth in Business Manager and RMSA revenues, we believe that new products and services complementary to our existing business offer further opportunities to take advantage of our strategic assets. We believe that we possess three distinct avenues for complimentary business expansion.

Distribution Channels	•	We currently have contracts with over 600 banks and 4,000 merchants through Business Manager and RMSA.

	•	B/M Exchange, our Internet based bi-lateral communication network connects us to our client banks, giving us the ability to expand or build upon electronic commerce and transactions.

Sales Force	•	Between our Business Manager and RMSA sales forces, Private Business has approximately 100 sales representatives calling on community banks and small businesses across the country each day.

	•	As part of the development of our existing products and services, we have interfaces with the most common accounting and financial management systems in use today. We believe that this gives us the possibility of using this work as a foundation for introducing new financial services and products.

Congruity and Compatibility	•	Because our existing products currently respond to their needs, we have the ability to assist community banks and small businesses deal with the cost pressures and exception type processing issues they face.

     Our newer product offerings include, LineManager, CollectionsManager, IdentificationManager and Lender Environmental Insurance. While we do not expect any of these products to contribute significantly to revenue growth or operating income in the near-term, these products are examples of how we expect to broaden our products, services, and customer bases. We will continue to assess opportunities to create or acquire complimentary products.

Products & Services

Receivables Financing Business.

     We provide the following products and services through our Business Manager solution:

     Marketing Services. We provide comprehensive marketing services to client banks as a key part of the Business Manager solution. We analyze a bank’s market area using our extensive database and provide a detailed assessment of the market opportunity for Business Manager in a given geographic area. A BDM uses this market analysis to help the client bank sell Business Manager to small businesses.

     As of February 29, 2004, we employed approximately 42 full-time BDM’s, as well as 4 Directors of Sales. Each BDM is responsible for 1 to 15 banks, depending on bank size and market potential, with the typical Business Development Manager responsible for 10 banks. The BDM and the client bank work together, using the market analysis, to develop a prospect list of the bank’s small business customers who would be likely Business Manager users. The master prospect list is prioritized, and, together, the client bank and a BDM approach the businesses on that list. As a follow-up, a BDM periodically contacts small business customers on the system to help the client bank retain their small business customers.

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

     Credit and Fraud Insurance. Our insurance brokerage subsidiary offers two insurance products for the Business Manager solution. Both products are primarily underwritten by Coface North America, a unit of The Coface Group, and one of the nation’s major multi-line insurers. Accounts receivable credit insurance protects the client bank and/or its small business customers from default in payment of the receivable. Fraud insurance protects the client bank from two types of fraudulent acts by the client banks’ small business customers: fraudulent invoices and diversion of customer payments.

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

     Because the data exchange and reporting downloads can be done at almost any time, we believe that we give asset-based lenders access to higher quality audit information while debtors have a lower cost of administration and compliance for their outstanding loan balances.

IdentificationManager

     IdentificationManager is a bank compliance solution to the requirements imposed by Section 326 of the USA Patriot Act, passed by Congress after the events of September 11, 2001. Under the USA Patriot Act, banks are now required to conduct intensive identification checks on new clients and new accounts will need to be screened against the Office of Foreign Asset Control list and other published lists of suspected terrorists and terrorist organizations. This turnkey solution lets banks enter key information about a prospective client (social security number, driver’s license number, address, date of birth) and searches public data records through engines such as Equifax, Choicepoint, the U.S. Postal Service, and 37 state DMVs. IdentificationManager will also archive records of the searches. We believe that this is a service that fits nicely into our market space and a product that our community banking customers will need.

RMSA Retail Inventory Forecasting and Management

     In business since 1955, RMSA is the industry leader in providing inventory forecasting and merchandise planning services to small and medium sized retail merchants nationwide. RMSA utilizes experienced consultants and technology to help retailers manage their purchasing, turnover, and disposition of stock items.

     We believe that RMSA’s proprietary database is the world’s largest database of retail sales information for small independent stores. The database carries more than thirty years of soft goods sales history at a merchandise class level with approximately 100,000 different classes. Each class is a group of similar type merchandise items which comprises up to several dozen or more stock keeping unit (SKU) merchandise categories. For example, athletic shoes, Rolex watches, new college textbooks and ski boots are all individual classes. The database captures information at the class level for approximately 5,000 stores every month. With this information, RMSA believes it is the only source of “bottom-up,” granular sales trending information for the small retailer. Based on this business’ knowledge there continues to be broad opportunity to grow this business.

     The profile of a typical RMSA customer is a retailer of men’s, women’s or children’s clothes with $1 – 10 million in sales and 1 – 4 store locations. Generally, the service works best for retailers selling soft goods and other merchandise that will turn 1 – 6 times per year. Other common retail stores served by RMSA include bookstores, jewelry stores, sporting goods stores, and other small specialty or general merchandise outlets.

     RMSA collects monthly sales data from all of its 5,000 client stores with many utilizing automatic interfaces from point of sale systems. Using this data and RMSA’s proprietary algorithms, customized monthly reports are generated for each retailer. With these reports the consultants work with the retailers to:

•	Create correct timing of deliveries

•	Determine timing of reorders

•	Identify slow-moving inventory

•	Reduce excessive markdowns

•	Optimize turnover

•	Improve cash flow

•	Maximize revenue

     For many retail merchants, this analysis can be critical. Since the inventory cycle can consume a majority of a business’ cash, successful retailers must anticipate the proper inventory level for all items to be sold.

     To provide the inventory management service, RMSA’s consultants provide a customized monthly report to each retail client using a series of proprietary algorithms developed by RMSA over many years. The reports collate actual sales data from like classes of merchandise to assist the retail merchant in determining what quantity of what merchandise to buy, sell, markdown, etc. In part, the reports are driven by the actual sales data collected monthly from all 5,000 of RMSA’s client stores.

     Four basic pieces of information are needed about each class of merchandise offered: sales, markdowns, merchandise on order but not yet delivered and merchandise received. This data is transmitted to RMSA’s system database, which contains historical information for each individual business customer. The sales data is manipulated by the Company’s proprietary algorithms which also consider the particular industry segment, geography, seasonality, other current business trends and data from other retailers selling similar merchandise, to produce a customized inventory forecast report for each retailer. The forecast is put together by RMSA and then provided to the retail business customers. It enables the retailers to manage inventory at any classification level and can be as specific as an SKU code.

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

     In addition to training, we offer a variety of support services to our client banks, including:

•	Account Management. Account Management, an extension of our sales business units, is comprised of four teams of specialists with Implementation and Electronic Commerce experience dedicated to the activation, retention, and support of our client base. This team monitors all account activity for the first 30 to 60 days a client participates on the program by overseeing rate set-up, funding and training procedures. A key component for success is the electronic transmittal of information between our clients via our BusinessManager.com Web portal. This tool provides not only the conduit for data sharing, but also consists of training resources, including marketing materials and operational reference guides. To help ensure long-term retention, Account Management provides risk management training to our banks and assists them in securing the appropriate insurance products. This team also handles approximately 22,000 calls annually and is available five days a week from 7 am to 7 pm (Central Time) to field questions from client banks and small business customers to resolve any problems that may be encountered during processing.

•	Bank Services. Our bank services department works with client banks on a variety of banking issues that arise related to the Business Manager solution, including dealing with regulatory matters, documentation, credit policies, risk management and operational issues.

Sales and Marketing

Receivables Financing Business

     Our sales effort is focused on marketing Business Manager to banks and their small business customers.

     The Business Manager product has one sales force aligned into four geographic regions led by four Directors of Sales. Each regional sales group includes bank sales people and business development managers. The bank sales people will work with client banks up to the point at which the bank signs a contract, attends training and has our Business Manager system implemented and ready to add merchants. After the above occurs, a member of the other part of our sales force is assigned to each client bank. These are our BDMs, whose responsibility is to identify prospective businesses and merchants to the bank for receivables purchases and financing. The BDMs assume the role as our primary day-to-day contact point for banks and businesses. The BDMs cover all fifty states as part of the allocation of territories.

     We employ marketing analysts who are responsible for the design and production of internal and external marketing materials to assist our banks in finding small businesses who can benefit from the Business Manager program. These marketing professionals also attend trade shows and coordinate various marketing programs, such as direct mail campaigns and conferences.

Retail Planning Services

     We sell and market our retail planning services through consultants and analysts situated throughout the United States and Canada. As of February 29, 2004, we employed 44 such consultants and analysts. The average RMSA analyst has been with RMSA for more than 13 years and has more than 20 years experience in the retail sector.

Customers and Contracts

Receivables Financing Business

     As of December 31, 2003, Business Manager was licensed to over 750 banks of which approximately 560 fund merchants on a monthly basis. No client bank contributed more than five percent of our revenue in 2001, 2002 or 2003. Our network of client banks purchased approximately $4.44 billion of accounts receivable from approximately 4,900 small businesses during 2003.

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

     The agreements generally have terms of three to five years plus provisions that the bank pays ongoing fees on all accounts transferred to a similar program for a period of 48 months after termination. In addition, we charge an annual software maintenance fee.

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

Retail Planning Services

     RMSA works with approximately 860 retailers, representing more than 5,000 store locations throughout the United States, Canada and South America. Although most customers are local or regional retailers, RMSA consults with several national retailers.

Technology

Receivables Financing Business

     The Business Manager software program is a PC-based system written primarily in Smalltalk®. Private Business has developed two versions of Business Manager, a field version used by client banks and an in-house version used in our processing and service center. Both versions of the software are 32-bit, enabling them to run on Windows 95/98/2000® and NT/2000®. For reporting, both versions use Seagate’s Crystal Reports® report writer. We believe that our Windows®-based technology is easy-to-use, flexible and scalable.

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

Retail Planning Services

     Although our retail analysts and consultants are a critical piece of our value-added services, RMSA does utilize technology in its business. We believe that we have one of the world’s largest and most comprehensive databases of retail “soft goods” sales history dating back more than 30 years. The database is the foundation for factor files. Factor files are a series of proprietary algorithms developed by RMSA over the years, which collate actual sales data from like classes of merchandise. The factor files then become part of the client inventory forecast process.

     Another way that RMSA uses technology is its ability to interface with a retailer’s point of sale software, which helps capture actual retailer sales history for input into the forecasting process.

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

     We face primary competition from companies offering products to banks similar to Business Manager. Only a limited number of companies offer comprehensive solutions similar to Business Manager, including marketing on behalf of the client bank. We believe that Private Business is the largest of such companies offering these services in terms of revenue, number of client banks and size of our dedicated sales force. We believe that other firms typically offer software, but not sales support to the bank.

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

Employees

     At February 29, 2004, we employed 268 people. We have approximately 100 employees involved in direct sales, marketing and business development activities.

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

     Primary Dependence on One Product. We currently derive a significant portion of our revenues from receivables financing; the majority of which flows through Business Manager. Approximately 1% of our consolidated revenues derived from license fees from new agreements with client banks and approximately 65% derive from participation fees based on accounts receivables purchased by our bank clients from small businesses. We expect to continue to derive significant revenues from this product and related services. If total revenues derived from Business Manager decline, our other products or services may not be sufficient to replace that lost revenue, so any events that adversely impact Business Manager could adversely impact our business. We cannot be certain that we will be able to continue to successfully market and sell Business Manager to both banks and their small business customers or that problems will not develop with Business Manager that could materially impact our business.

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

     Lightyear Owns a Majority of the Company’s Stock and Therefore Effectively Controls the Company’s Management and Policies. The Lightyear Fund, L.P., an affiliate of Lightyear Capital (the “Lightyear Fund”), through its holdings of Company Series A Preferred Stock, and warrants convertible into common stock, beneficially owns, in the aggregate, approximately 53% of the Company’s common stock. As a result of the Lightyear Fund’s investment in the Company, the Company has agreed to use its best efforts to cause four Lightyear Fund nominees to serve on the Company’s Board of Directors, which would be composed of seven directors. Currently, Lightyear has identified three nominees that are currently serving on the Company’s Board and one vacancy remains. In addition, the Company is required to obtain the approval of holders of the Series A Preferred Stock prior to taking certain actions. The holders of the Series A Preferred Stock have certain pre-emptive rights to participate in future equity financings. In view of its large percentage of ownership and its rights as the holders of the Series A Preferred Stock, the Lightyear Fund effectively controls the Company’s management and policies, such as the appointment of new management and the approval of any other action requiring the approval of the stockholders, including any amendments to the Company’s certificate of incorporation, a sale of all or substantially all of the Company’s assets or a merger. In addition, the Lightyear fund has registration rights with respect to the shares of the Company common stock that it beneficially owns. These rights generally become exercisable after July 18, 2004. Any decision by the Lightyear Fund to exercise such registration rights and to sell a significant amount of its shares in the public market could have an adverse effect on the price of the Company’s common stock.

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

     Potential Inability to Manage Growth of Business. Our business has the potential to grow in size and complexity. If our management is unable to manage growth effectively, our business, operating results and financial condition could be adversely affected. Any new sustained growth would be expected to place a significant strain on our management systems and operational resources. We anticipate that new sustained growth, if any, will require us to recruit, hire and retain new managerial, finance, sales, marketing and support personnel. We cannot be certain that we will be successful in recruiting, hiring or retaining such personnel. Our ability to compete effectively and to manage our future growth, if any, will depend on our ability to maintain and improve operational, financial, and management information systems on a timely basis and to expand, train, motivate and manage our work force. If we begin to grow, we cannot be certain that our personnel, systems, procedures, and controls will be adequate to support our operations. Also, one element of our growth strategy is to actively evaluate and pursue strategic alliances with businesses that are complementary to the Company’s business. We cannot be certain that we will be able to integrate fully any such alliances with our existing operations or otherwise implement our growth strategy.

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

     We also compete with banks that use their internal information technology departments to develop proprietary systems or purchase software from third parties to offer similar services to small businesses. In addition, we compete with traditional sources of financial services to small businesses such as lines of credit, amortizing loans and factoring. Many banks and other traditional providers of financing are much larger and more established than Private Business, have significantly greater resources, generate more revenues and have greater name recognition. We cannot be certain our competitors will not develop products and services comparable or superior to those that we have developed or adapt more quickly to new technologies, evolving industry trends or changing small business requirements. Most providers of traditional sources of financing have already established relationships with small businesses may be able to leverage these relationships to discourage these customers from purchasing the Business Manager solution or persuade them to replace our products with their products.

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

     Private Business’s Revenues Declined in 2003 and May Continue to Decline. Private Business’s revenues declined in 2003 as compared to 2002. Although the Company has previously shown increased revenue growth, Private Business’s revenue may not grow in the future. This could cause the financial results of the company to suffer and have a negative effect on the price of Private Business common stock.

     Private Business May Not be Able to Use the Tax Benefit from Towne’s Operating Losses. At December 31, 2003, Private Business Inc. had available federal net operating losses, or NOLs, of approximately $40.5 million that will expire beginning in 2011 if not used. These NOL’s were acquired in connection with the Company’s merger with Towne Services, Inc. The amount of these NOLs available to Private Business in any given year will be limited by Section 382 of the Internal Revenue Code. This limitation could be material and only permit Private Business to realize a small portion of the potential tax benefit of Towne’s pre-merger NOLs. Private Business estimates it will be able to realize approximately $6.2 million of these NOLs, which has been recorded as a $2.4 million deferred tax asset at December 31, 2003. To the extent that Private Business is not permitted to use these NOLs in future years, some NOLs will not be realized before they expire.

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

Item 2. Properties.

     In March 2000, the Company signed a ten-year lease for approximately 45,000 square feet of office space in a building in Brentwood, Tennessee. This leased space houses our headquarters, processing, insurance and other staff offices.

     The Company was a party to a non-cancelable operating lease for office space in Suwanee, Georgia. On October 1, 2003, the Company negotiated a release from this lease agreement in exchange for the issuance of an unsecured promissory note totaling approximately 75% of the remaining undiscounted future lease payments. The unsecured promissory note payable is being paid in monthly installments of approximately $32,000, which end in July 2004.

Item 3. Legal Proceedings.

     As a result of the merger with Towne, we assumed certain outstanding litigation against Towne. Except for the lawsuits described below, we are not currently a party to, and none of our material properties is currently subject to, any material litigation other than routine litigation incidental to our business.

In Re Towne Services, Inc./Securities Litigation

As previously disclosed, Towne, two of its former officers and a current officer are defendants in a securities class action lawsuit filed in November 1999 in the District Court of Georgia, Atlanta Division. The complaints alleged, among other things, that Towne should have disclosed in the prospectus used for its secondary public offering in June 1999 that it allegedly experienced serious problems with its network infrastructure and processing facilities during the move of its corporate headquarters in June 1999, and that these problems allegedly led to a higher than usual number of customers terminating their contracts during the second quarter. The Complaint seeks an unspecified amount of damages. Towne and its officers answered, denying liability. The parties reached a tentative settlement, which is subject to certain conditions including Court approval, and which is memorialized in a Memorandum of Understanding signed January 17, 2003. Counsel for plaintiffs agreed to dismiss all claims and release all defendants for a negotiated settlement amount, which will be funded by Towne’s directors and officers insurance carrier and Towne. The settlement funds were placed in escrow on February 21, 2003. On July 23, 2003, the United States District Court, Northern District of Georgia approved the settlement. On January 30, 2004, the Company entered into a settlement agreement requiring its insurance carrier to pay in the immediate future certain costs of defense incurred in connection with the Towne securities litigation.

     Edward H. Sullivan, Jr. and Lisa Sullivan v. Towne Services, Inc.

(Towne Services, Inc. as the successor to Banking Solutions, Inc., Bane Leasing.Com, Inc., the successor to BSI Capital Funding, Inc., Moseley & Standerfer, P.C., David R. Frank, Don G. Shafer, and Shannon W. Webb)

This lawsuit was the result of Towne’s acquisition of Banking Solutions, Inc. (“BSI”) through a stock purchase made by its subsidiary, BSI Acquisition Corp. This lawsuit was filed in December 1998 in the District Court of Collin County, Texas. Plaintiff Edward Sullivan, Jr. was employed by BSI. Sullivan alleges, among other things, that he had a buy-out agreement with BSI and certain BSI shareholders under whom, in certain circumstances, Sullivan was to receive a commission based on the gross sales price paid by any purchaser of BSI. Sullivan contends that BSI and the other shareholders allegedly fraudulently induced him to release them from the agreement by fraudulently misrepresenting the gross sales price paid by Towne Services’ subsidiary in the stock purchase. Sullivan contends that Towne Services is liable to him as the successor to BSI, and also for allegedly tortuously interfering with the agreement. Sullivan also contends Towne Services conspired with the other defendants to misrepresent the “gross purchase price.” The District Court of Collin County, Texas granted Towne Service’s Inc. Motion for Summary Judgment on all claims. The Order was entered on July 15, 2002. PBI has sought indemnification from the BSI shareholders for its expenses in defending this action based on the provisions of the BSI stock purchase agreement.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

     The common stock of the Company is currently traded on The Nasdaq SmallCap Market under the designation “PBIZ”. As of February 29, 2004, there were approximately 3,690 shareholders of record. The closing price on February 29, 2004 was $1.19. The following table sets forth representative bid quotations of the common stock for each quarter of 2003 and 2002 as provided by NASDAQ. The following bid quotations reflect interdealer prices without retail mark-ups, markdowns, or commissions, and may not necessarily represent actual transactions.

	BID QUOTATIONS
For the year ended December 31, 2002	HIGH	LOW
First Quarter	$3.41	$1.61
Second Quarter	$4.05	$2.79
Third Quarter	$3.70	$2.09
Fourth Quarter	$2.84	$1.25

For the year ended December 31, 2003	HIGH	LOW
First Quarter	$1.49	$0.50
Second Quarter	$0.81	$0.45
Third Quarter	$1.74	$0.55
Fourth Quarter	$1.50	$0.95

     The Company did not declare or pay any cash dividends on its common stock in 2002 and 2003. The Company’s new credit facility prohibits the payment of cash dividends on the common stock during the term of the facility. As a result of the Lightyear Transaction, described in Item 1. Business – Recent Developments, the Company does expect to declare and pay dividends on both our Series A and Series B preferred shares on a quarterly basis for the foreseeable future, so long as the Company is in compliance with all covenants contained in the Company’s new credit facility.

     The Company’s equity compensation plan information is incorporated by reference to the Company’s definitive proxy statement (the “Proxy Statement”) for the annual meeting of the stockholders to be held on May 18, 2004.

Item 6. Selected Financial Data.

     The following selected financial data is derived from the audited consolidated financial statements of the Company and should be read in conjunction with those financial statements, including the related notes thereto. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” All earning per share amounts have been adjusted for the 1-for-3 reverse stock split that occurred in August 2001 in conjunction with the Towne merger.

	YEAR ENDED DECEMBER 31,
(in thousands, except per share data)	2003	2002	2001	2000	1999
Statement of Operations Data:
Revenues	$43,157	$54,545	$55,760	$56,466	$57,558

Operating income	$4,440	$6,868	$3,005	$12,793	$12,774

Income (loss) from operations before income taxes	$2,948	$5,070	$(339)	$8,234	$6,733
Income tax provision (benefit)	1,150	1,977	(132)	3,211	1,378

Net income (loss)	1,798	3,093	(207)	5,023	5,355
Preferred stock dividends and accretion	(160)	(160)	(63)	—	(2,029)

Net income (loss) available to common stockholders	$1,638	$2,933	$(270)	$5,023	$3,326

Earnings (loss) per diluted common share	$0.12	$0.20	$(0.02)	$0.54	$0.48

Balance Sheet Data (at Year-end):
Cash and cash equivalents	$1,586	$1,146	$2,648	$1,891	$5,953
Working capital (deficit)	(2,045)	(3,351)	(3,325)	(1,407)	1,465
Total assets	27,085	33,301	41,627	30,432	39,210
Long-term debt, net of current portion	20,227	23,190	31,109	42,148	49,122
Total shareholders equity (deficit)	(4,368)	(5,875)	(9,191)	(23,966)	(29,186)

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

     On January 20, 2004, we completed a capital restructuring event consisting of the sale of 20,000 shares of our Series A preferred stock and a warrant to purchase up to 16 million shares of our common stock at a price of $1.25 per share to Lightyear Fund, L.P. for a total purchase price of $20 million, as well as the execution of a new long-term credit facility with a bank that allows for total borrowings of up to $11 million. This process was initiated in April 2003 as a result of the ninth amendment to our credit facility, which required that a capital event, as defined in the amendment, be pursued and completed by December 31, 2003. As a result, this process consumed a great deal of executive management resources during 2003, which hindered some of the core business initiatives outlined early in 2003. The completion of this capital event is a significant milestone in our Company’s history as it improves our capitalization and financial position, which we believe will allow the Company to begin a new growth phase.

     In previous filings, we have commented that part of our growth strategy is to acquire or develop new products and services. While this will continue to be one aspect of our strategy, our primary focus in 2004 will be to return our core receivables financing business to a growth business. We strongly believe that the market for our core business is strong, particularly given the pervasive signs that an economic recovery is underway. The receivables financing market is strongly influenced by the United States economy, and as we have seen during the past two years of economic decline, it has impacted our core business revenues negatively. We believe that with an improving and growing economy and initiatives underway, that we can return our core receivables financing business to a growth mode.

     In order to achieve this goal, we have undertaken several key initiatives. First, we intend to invest in our sales force by expanding our bank sales personnel, as well as our business development managers. During the last three years, our average number of sales personnel has declined each year. Now that we have addressed the financial uncertainty related to our high debt service obligations, which constrained our ability to invest in the sales force in prior years, we believe that increasing the size of our sales force is a top priority. Second, we intend to train our entire sales force more effectively in order to achieve higher productivity levels from all of our sales personnel. We have redesigned our sales training agenda for new sales personnel so that they receive more comprehensive training on the products they are expected to sell. Further, we have begun a process of re-training all of our existing sales personnel during February and March of 2004. This training is a four-day session that covers all aspects of the Company’s products, operations, and technologies. Finally, the third key initiative is creating sales force accountability. Beginning in late 2003, all of sales management was given minimum acceptable quotas for new bank and merchant sales for the core business as well as for the various new products launched in 2003. These quotas have been disseminated and communicated to all sales personnel, and individual sales personnel performance will be measured against these quotas continually.

     We believe that successful execution of the sales force initiatives will result in growth of the core business, however we do not expect to see significant improvement in revenues or operating results in 2004. These initiatives will take a considerable amount of time and the fruits of these initiatives will not begin to be seen in our financial results until late 2004.

Critical Accounting Policies

     Management’s Discussion and Analysis of Financial Condition and Results of Operations are based upon the Company’s consolidated financial statements. The preparation of these consolidated financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. On an on-going basis, management evaluates its critical accounting policies and estimates.

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

     There are two types of participation fees. The first type is earned upon the client bank’s initial purchase of a small business’ accounts receivable during the first 30 days in our program. The second type is an ongoing participation fee earned from subsequent period purchases. Both types of fees are based on a percentage of the receivables that a client bank purchases from its small business customers during each month. The second type of fee is a smaller percentage of the ongoing receivables purchased. Participation fees are recognized as earned, which is based upon the transaction dates of bank purchases from its small business customers.

     Software license fees for Business Manager consist of two components: the license fee and customer training and support fee. These are one-time fees that we receive upon the initial licensing of our Business Manager program to a community bank. Our license agreements are executed with terms ranging from three to five years, and are renewable for subsequent terms. Some agreements contain performance or deferred payment terms that must be met in order for us to receive payment and recognize revenue. We recognize revenues from the license fee once we have met the terms of the customer agreement. The customer training and support fee are recognized ratably over the twelve-month service period subsequent to the activation of the license agreement. Revenue recognition rules for up front fees are complex and do require some interpretation and judgment on the part of management. Management has consistently followed the same revenue recognition practices for this type of revenue during all years presented. We believe that this practice most accurately portrays the economic reality of the transactions.

     Retail planning services revenue is generated from fees charged primarily for providing inventory merchandising and forecasting information for specialty retail stores and ancillary services related to these products. RMSA uses proprietary software to process sales and inventory transactions and provide the merchandising forecasting information. We recognize revenues as the transactions occur and merchandising and forecasting services are performed.

     Maintenance fees and other revenues include several ancillary products and services we provide to client banks. Annual software maintenance fees are generated from our client banks starting on the first anniversary date of the Business Manager license agreement and annually thereafter. These revenues are recognized ratably over a twelve-month period beginning on the first anniversary date of the agreement. Additionally, since 1995, we have brokered, through our Private Business Insurance subsidiary, credit and fraud insurance products from a national insurance company. We earn fees based on a percentage of the premium that is paid to the insurance company. These commission revenues are recognized at the time receivable fundings covered by credit and fraud insurance policies are purchased by our bank customers. We also provide a standard set of forms that client banks may purchase and use in the normal course of administering the Business Manager program. Revenues related to these forms are recognized in the period that they are shipped to the client bank. We also have some industry-focused applications for the medical and dental markets. Monthly transaction processing fees include charges for electronic processing, statement rendering and mailing, settling payments, recording account changes and new accounts, leasing and selling point of sale terminals, telephone and software support services, rental fees and collecting debts.

     Software Development Costs. Software development costs incurred in the research and development of new software products and enhancements to existing software products to be sold or marketed are expensed as incurred until technological feasibility has been established. After such time, any additional costs are capitalized in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed. Also, the Company capitalizes the cost of internally used software when application development begins in accordance with AICPA SOP No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. This is generally defined as the point when research and development has been completed, the project feasibility established, and management has approved a development plan. Many of the costs capitalized for internally used software are related to upgrades or enhancements of existing systems. These costs are only capitalized if the development costs will result in specific additional functionality of the existing system, and are capitalized at the point that application development begins. Capitalized software development costs are amortized on a straight-line basis over their useful lives, generally three years. The key assumptions and estimates that must be made relative to this accounting policy center around determining when technological feasibility has been achieved and whether the project being undertaken is one that will be marketable or enhance the marketability of an existing product for externally marketed software and whether the project will result in additional functionality for internal use software projects. Management consults monthly with all project managers to ensure that the scope and expected results of each project are understood in order to make a judgment on whether it meets the requirements outlined in the authoritative accounting literature.

Results of Operations

     The following table sets forth, for the periods indicated, the percentage relationship of the identified consolidated statement of operations items to total revenues.

	Year Ended December 31,
	2003	2002	2001
Revenues:
Participation fees	64.7%	68.0%	78.9%
Software license	0.6	1.0	1.6
Retail planning services	21.1	19.2	7.8
Maintenance and other	13.6	11.8	11.7

Total revenues	100.0	100.0	100.0
Operating expenses:
General and administrative	43.2	42.1	42.0
Selling and marketing	40.7	40.2	40.4
Research and development	0.9	1.6	2.3
Amortization	4.2	3.3	2.3
Other operating	0.7	0.2	7.6

Total operating expenses	89.7	87.4	94.6

Operating income	10.3	12.6	5.4
Interest expense, net	3.5	3.3	6.0

Income (loss) before income taxes	6.8	9.3	-0.6
Income tax provision (benefit)	2.7	3.6	-0.2

Net income (loss)	4.1%	5.7%	-0.4%

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

     Participation fees. Participation fees decreased $9.2 million, or 24.8%, to $27.9 million for the year ended December 31, 2003, compared to $37.1 million for the year ended December 31, 2002. The decrease was primarily due to two reasons: a decrease in the average participation rate and a decrease in the total funding through our Business Manager program. The average participation rate declined to .62% in 2003 as compared to .65% in 2002. The decreased average participation rate was due to two factors. First, our bank customers, in response to continued declines in interest rates, were forced to lower their service charge, which has a direct effect on our participation rates. Second, in reaction to competitive pressures and the general slow down in the economy, we were forced to make some rate concessions to avoid customer attrition. Total receivables funded through Business Manager declined to $4.44 billion in 2003 compared to $5.25 billion in 2002. This decreased funding was primarily the result of fewer merchants funding through our Business Manager program during 2003 as compared to 2002. As a percentage of total revenue, participation fees decreased to 64.7% for the year ended December 31, 2003, from 66.3% for the year earlier period.

     Software license. Software license fees decreased 46.0% to $269,000 for the year ended December 31, 2003, compared to $498,000 for the year ended December 31, 2002. The decrease was primarily due to a decrease in the number of new software license agreements funded during 2003 compared to 2002. Software license fees accounted for 0.6% of total revenues for the year ended December 31, 2003, compared to 1.0% for the year earlier period, primarily as a result of the decrease in fees discussed above. The decline is the result of fewer bank salesman on staff during 2003 as compared to 2002, as well as potential bank customers being unwilling to enter into a long-term contracts due to the Company’s financial uncertainty that existed throughout 2003.

     Retail planning services. Retail planning services revenue decreased to $9.1 million as compared to $10.4 million in 2002. The decline of $1.3 million, or 12.7%, from 2002 is a result of a 15.0% decline in forecast plans produced in 2003 as compared to 2002 (9,327 in 2003 compared to 10,970 in 2002). Also contributing to the decline was fewer point of sale system support customers, which is due to the point of sale system support services offered relate to a point of sales system that is no longer being marketed, upgraded and sold. As such existing point of sale support customers have purchased new point of sale systems and have moved their support services elsewhere. As a percentage of total revenues, retail planning services accounted for 21.1% during 2003 compared to 19.2% in 2002.

     Maintenance and other. Maintenance and other revenues decreased approximately $640,000, or 9.9%, to $5.8 million for the year ended December 31, 2003, compared to $6.5 million for the year ended December 31, 2002. Other revenue in 2003 includes two unusual revenue items: a gain of $427,000 resulting from the sale of our bank insurance division in June 2003, and a $250,000 gain resulting from a favorable legal settlement. Excluding these two items, other revenue would have been approximately $5.1 million. Insurance commission revenues decreased approximately $600,000 to $2.8 million in 2003 from $3.4 million in 2002. In addition, medical processing revenues declined approximately $123,000 to $144,000 in 2003 from $267,000 in 2002. Towne other revenues, which consist of processing fees and machine rental fees, decreased by $473,000 to $1,000 in 2003 from $474,000 in 2002, which is a result of the Towne products being phased out during late 2002. These decreases were partially offset by an increase in factoring commission revenues of approximately $175,000 to $791,000 in 2003 from $616,000 in 2002. As a percentage of total revenues, maintenance and other revenue increased to 13.6% for the year ended December 31, 2003, from 11.8% for the year ended December 31, 2002.

     Total revenues. As a result of the foregoing revenue categories, total revenues decreased 20.9% to $43.2 million for the year ended December 31, 2003, compared to $54.5 million for the year ended December 31, 2002.

     General and administrative. General and administrative expenses decreased 18.8% to $18.6 million for the year ended December 31, 2003, compared to $23.0 million for the year ended December 31, 2002. General and administrative expenses include the cost of our executive, finance, human resources, information services, support services, administrative functions and general operations. The decrease was primarily due to a lower number of general and administrative personnel during 2003 as compared to 2002. As a percentage of total revenues, general and administrative expenses increased to 43.2% for the year ended December 31, 2003 compared to 42.1% for the year ended December 31, 2002.

     Selling and marketing. Selling and marketing expenses decreased 19.9% to $17.6 million for the year ended December 31, 2003, compared to $21.9 million for the year ended December 31, 2002. Selling and marketing expenses include cost of wages and commissions paid to our dedicated business development, bank and retail planning sales force, travel costs of the dedicated sales force, recruiting for new sales and marketing personnel and marketing fees associated with direct and telemarketing programs. The decrease was primarily due to decreases in sales staff. As a percentage of total revenues, selling and marketing expenses increased 0.5% to 40.7% for the year ended December 31, 2003, compared to 40.2% for the year ended December 31, 2002.

     Research and development. Research and development expenses decreased 52.9% to $401,000 for the year ended December 31, 2003, compared to $852,000 for the previous year ended December 31, 2002. These costs include the non-capitalizable direct costs associated with developing new versions of the Business Manager software, as well as, other software development projects that do not meet the capitalization rules. The decrease was primarily due to fewer personnel on staff devoted to research and development activities in 2003. As a percentage of total revenues, research and development expenses decreased to 0.9% for the year ended December 31, 2003 from 1.6% for the year ended December 31, 2002.

     Amortization. Amortization expenses increased 1.3% to approximately $1.8 million for the year ended December 31, 2003, compared to approximately $1.8 million for the previous year. These expenses include the cost of amortizing intangible assets including trademarks, software development costs, and debt issuance costs related to our recapitalization in 1998 as well as identified intangibles recorded from the Towne merger. Included in 2002 is approximately $230,000 of amortization related to identifiable intangibles that were adjusted in June of 2002 to their appraised values, of which $161,000 relates to prior periods. Excluding the 2002 catch-up amount of $161,000, amortization expense increased approximately $185,000, or 11.3% in 2003. The increase is primarily the result of increased debt issuance cost amortization associated with additional debt amendment fees incurred during 2003.

     Other operating expenses. Other operating expenses increased approximately $149,000 for the year ended December 31, 2003, to approximately $280,000. Other operating expenses include property tax and other miscellaneous costs associated with providing support and services to our client banks. The increase was primarily the result of a legal dispute settlement that arose and was settled during 2003 for $125,000. Excluding the $125,000 legal dispute settlement, other operating expenses remained relatively constant at less than 1% of revenues for the two years ended December 31, 2003.

     Operating income. As a result of the above factors, our operating income decreased 35.3% to $4.4 million for the year ended December 31, 2003, compared to $6.9 million for the previous year.

     Interest expense, net. Interest expense, net decreased $306,000 to $1.5 million for the year ended December 31, 2003, compared to $1.8 million in 2002. The decrease was primarily due to the reduction of our outstanding debt, partially offset by higher average interest rates in 2003 as compared to 2002. In addition to our normal debt service, we reduced long-term debt by approximately $295,000 using cash from the divestiture of our commercial insurance division.

     Income tax provision (benefit). The income tax provision for 2003 was approximately $1.2 million as compared to $2.0 million for the year ended December 31, 2002. As a percentage of income before taxes, the income tax rate was 39% for both 2003 and 2002.

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

     Participation fees. Participation fees decreased $6.9 million, or 15.6%, to $37.1 million for the year ended December 31, 2002, compared to $44.0 million for the year ended December 31, 2001. The participation fees for 2002 and 2001 include fees of approximately $2.2 million and $2.0 million from the Towne merger, which was effective August 9, 2001. The decrease was primarily due to two reasons: a decrease in the average participation rate and a decrease in the total funding through our Business Manager program. The average participation rate declined to .65% in 2002 as compared to .75% in 2001. The decreased average participation rate was due to two factors. First, our bank customers, in response to continued declines in interest rates, were forced to lower their service charge, which has a direct effect on our participation rates. Secondly, in reaction to competitive pressures and the general slow down in the economy, we were forced to make some rate concessions to avoid customer attrition. Total receivables funded through Business Manager declined to $5.25 billion in 2002 compared to $5.44 billion in 2001. The decreased funding was primarily the result of fewer banks funding through our Business Manager program during 2002 as compared to 2001. As a percentage of total revenue, participation fees decreased to 66.3% for the year ended December 31, 2002, from 78.9% for the year earlier period.

     Software license. Software license fees decreased 45.6% to $498,000 for the year ended December 31, 2002, compared to $915,000 for the year ended December 31, 2001. The decrease was primarily due to a decrease in the number of new software license agreements funded during 2002 compared to 2001. Although more new Business Manager licenses were sold in 2002, the average license fee paid declined significantly. This was primarily the result of the Company discounting our license fees during the months of March and September 2002 in order to stimulate our software license activity. Software license fees accounted for 1.0% of total revenues for the year ended December 31, 2002, compared to 1.6% for the year earlier period primarily as a result of the decrease in fees discussed above.

     Retail planning services. Retail planning services revenue increased to $10.4 million for the year ended December 31, 2002 as compared to $4.3 million in 2001. The $4.3 million of revenue in 2001 was for the period August 9, 2001 through December 31, 2001, as a result of our merger with Towne. As a percentage of total revenues, retail planning services accounted for 19.2% during 2002.

     Maintenance and other. Maintenance and other revenues decreased approximately $28,000, or 0.4%, to $6.5 million for the year ended December 31, 2002, compared to $6.5 million for the year ended December 31, 2001. Contributing to the decline, was a decrease in Towne processing and other fees of $270,000, a decrease in insurance commission revenues of approximately $168,000 to $3.4 million in 2002 from $3.6 million in 2001, and medical processing revenues declined by approximately $120,000 to $267,000 in 2002 from $387,000 in 2001. These decreases were partially offset by an increase in factoring commission revenues of approximately $335,000 to $616,000 in 2002 from $281,000 in 2001. As a percentage of total revenues, maintenance and other revenue increased to 11.8% for the year ended December 31, 2002, from 11.7% for the year ended December 31, 2001.

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

     Other operating expenses. Other operating expenses decreased approximately $4.1 million for the year ended December 31, 2002, to approximately $131,000. Other operating expenses include property tax and other miscellaneous costs associated with providing support and services to our client banks. The decrease was primarily due to the write-down of land, building and furniture at the Company headquarters to its estimated fair market value in 2001, which totaled $4.2 million. Excluding the $4.2 million property write-down in 2001, other operating expenses remained relatively constant at less than 1% of revenues for the two years ended December 31, 2002.

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

Liquidity and Capital Resources

     Our primary sources of capital have historically been cash provided by operations and investment from stockholders. During 2003, our operating activities provided cash of $7.9 million. We used $500,000 in our investing activities as a result of fixed asset and software development additions totaling $878,000, which was partially offset by $325,000 of cash proceeds received from the sale of our bank insurance division in June 2003. Cash used in financing activities totaled $7.0 million for 2003, which consisted of repayments of long-term debt and capitalized lease obligations totaling $5.7 million, payments of debt amendment fees of $589,000, as well as payments against other short-term borrowings of $795,000, partially offset by proceeds from the employee stock purchase plan and the exercise of employee stock options. Approximately $295,000 of the repayments were payments over and above our normal debt service using cash from the sale of our bank insurance division discussed above.

     The Company was the borrower under a credit agreement dated August 7, 1998 between the Company as borrower, and Fleet National Bank as administrative agent for a syndicate of other lenders (the “Fleet Credit Facility”). The Fleet Credit Facility was secured by a pledge of all of our assets and contained financial and non-financial covenants and contained negative covenants, which, among other things, limited our ability to sell material assets, redeem capital stock and pay cash dividends. The Company was in violation of certain covenants as of December 31, 2003. The Fleet Credit Facility was paid in full on January 20, 2004 using the net proceeds received from the Lightyear transaction and the net proceeds from the Bank of America Credit Facility. As such, the Fleet covenants expired at the time of refinancing. The Company was and expects to be in compliance with the new Bank of America Credit Facility covenants throughout 2004.

     The Fleet Credit Facility included term loans with balances of $3.9 million (the “Term A Loan”) and $19.0 million (the “Term B Loan”), and our revolving line of credit availability in the amount of the lesser of $3 million or 60% of the Eligible Receivables (as defined in the Fleet Credit Facility). The revolving line of credit included swing line advances and a $2 million sub-limit for standby letters of credit. The interest rate in 2003 for the Term A Loan and any advances under the revolving loan was 4.0% over the Eurodollar rate or 2.75% over the prime rate. The interest rate in 2003 for the Term B Loan was 4.5% over the Eurodollar rate or 3.5% over the prime rate. The applicable margin on all outstanding loans increased by 1% on January 1, 2004.

     The amended credit facility provided for the payment to the lenders of a fee totaling 2% of the outstanding debt as of April 11, 2003, which was approximately $600,000. 25% of this fee was paid immediately upon entering into the amendment, 25% of this fee was payable on September 30, 2003, and 50% was payable on December 31, 2003. 50% of the September 30, 2003 fee was waived by the Lenders as a result of the Company achieving a required documentation benchmark. The December payment was paid on December 31, 2003.

     The Company has entered into the Bank of America Credit Facility on January 19, 2004. The credit facility is secured by a pledge of all of the Company’s assets and contains financial and non-financial covenants. The new credit agreement includes a term loan in the amount of $5.0 million and a revolving line of credit of up to $6.0 million for a total facility of up to $11.0 million. The revolving line of credit includes a $1.0 million letter of credit sub-limit. As of February 29, 2004, $7.5 million is currently outstanding under the Bank of America Credit Facility.

     The Bank of America Credit Facility expires on January 19, 2007. The revolving credit commitment reduces by $1.0 million on each of the first two anniversary dates.

     The term loan is repayable in twelve equal quarterly installments of $416,667, along with interest at the applicable margin. Interest is also due on the revolving loan quarterly at the applicable margin. The interest rates of the term loan and revolving loan are based on a pricing grid using the Company’s Funded Debt to Earnings before Interest, Taxes, Depreciation and Amortization (“EBITDA”) Ratio, as follows:

Funded Debt to EBITDA	Libor	Base Rate
Less than or equal to 1.0	Libor + 2.25%	0
Greater than 1.0 but less than or equal to 1.25	Libor + 2.50%	0
Greater than 1.25 but less than or equal to 1.50	Libor + 2.75%	0

     As of February 29, 2004, the rate, calculated as Libor + 2.25%, was 3.36%.

     The credit agreement includes certain restrictive financial covenants, measured quarterly, relating to net worth, maximum annual capital expenditures, funded debt to EBITDA ratio and fixed charges coverage ratio, as defined in the credit agreement.

     The credit agreement contains customary negative covenants, including but not limited to a prohibition on declaring and paying any cash dividends on any class of stock, except for the Series A and Series B preferred shares outstanding, provided, that no default, as defined in the credit agreement, exists as of the date of payment and such payment will not cause a default.

     As of December 31, 2003, we had a working capital deficit of approximately $2.0 million compared to a working capital deficit of approximately $3.4 million as of December 31, 2002. The change in working capital resulted primarily from a decrease in the amount of the current portion of long-term debt by $1.6 million, as well as a decrease in accounts payable and accrued liabilities of $2.2 million and an increase in cash of $440,000 partially offset by a $2.0 million decrease in accounts receivable. The decrease in accounts receivable is primarily the result of improved collections and lower days sales outstanding, as well as, lower revenues in the fourth quarter of 2003 as compared to the fourth quarter of 2002. The decreases in accounts payable and accrued liabilities are primarily attributable to lower overall operating expenses and continued payments of assumed liabilities from the Towne merger.

     As mentioned above, subsequent to year-end, the Company completed a capital event consisting of the sale of preferred stock and a new credit facility. These events result in a significant improvement in the Company’s financial position. Immediately following these transactions, the Company’s working capital improved to an estimated $300,000 compared to the $2.0 million working capital deficit as of December 31, 2003. We believe that the existing cash available, future operating cash flows and our new revolving line of credit will be sufficient to meet our working capital, debt service and capital expenditure requirements for the next twelve months. Furthermore, we expect to be in compliance with the financial covenants of our new credit facility throughout 2004. There can be no assurance the Company will have sufficient cash flows to meet its obligations or that the Company will remain in compliance with the new covenants and non-compliance with these covenants could have a material adverse impact to the Company’s operating and financial results.

     The following is a schedule of our obligations and commitments for future payments as of December 31, 2003:

(in thousands)		Payments Due by Period
		Less than	1-2	3-4	5 years
Contractual Obligations	Total	1 year	years	years	& after
Long-Term Debt	$22,925	$6,992	$12,563	$3,370	$0
Capitalized Lease Obligations	$201	$201	$0	$0	$0
Revolving Line of Credit	$950	$0	$950	$0	$0
Other Short-Term Borrowings	$388	$388	$0	$0	$0
Operating Leases	$8,909	$1,586	$2,619	$2,425	$2,279

Total Contractual Cash Obligations	$33,373	$9,167	$16,132	$5,795	$2,279
Standby Letters of Credit Commitment	$920	$920	$0	$0	$0

     The following is a pro forma schedule of our obligations and commitments for future payments as if the Lightyear transaction and the debt refinancing discussed elsewhere in this document had occurred on December 31, 2003:

		Pro Forma
(in thousands)		Payments Due by Period
		Less than	1-2	3-4	5 years
Contractual Obligations	Total	1 year	years	years	& after
Long-Term Debt	$5,000	$1,667	$3,333	$0	$0
Capitalized Lease Obligations	$201	$201	$0	$0	$0
Revolving Line of Credit	$2,500	$0	$2,500	$0	$0
Other Short-Term Borrowings	$388	$388	$0	$0	$0
Operating Leases	$8,909	$1,586	$2,619	$2,425	$2,279

Total Contractual Cash Obligations	$16,998	$3,842	$8,452	$2,425	$2,279
Standby Letters of Credit Commitment	$920	$920	$0	$0	$0

     We may, in the future, acquire businesses or products complementary to our business, although we cannot be certain that any such acquisitions will be made. The need for cash to finance additional working capital or to make acquisitions may cause us to seek additional equity or debt financing. We cannot be certain that such financing will be available on terms acceptable to us or at all, or that our need for higher levels of working capital will not have a material adverse effect on our business, financial condition or results of operations.

Recent Accounting Pronouncements

     In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” requiring that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. SFAS No. 146, which applies to all entities, is effective for exit or disposal activities that are initiated after December 31, 2002. The Company’s adoption of SFAS No. 146 during fiscal 2003 did not materially impact the Company’s financial position or results of operations.

     At the November 21, 2002 Emerging Issues Task Force (“EITF”) meeting, the Task Force reached a consensus in Issue 00-21, “Multiple-Deliverable Revenue Arrangements,” which addresses how to account for arrangements that may involve the delivery or performance of multiple products, services, or rights to use assets, other than those arrangements accounted for under other more specific literature. The final consensus will be applicable to agreements entered into in fiscal periods beginning after June 15, 2003 with early adoption permitted. Additionally, companies will be permitted to apply the consensus guidance to all existing arrangements as the cumulative effect of a change in accounting principle in accordance with APB Opinion No. 20, “Accounting Changes.” The Company’s adoption of this new consensus did not have a material effect on the Company’s financial position or results of operations.

     In May 2003, the FASB issued SFAS No. 150 Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. Financial instruments that fall within the scope of SFAS No. 150 must be classified by the issuer as liabilities (or assets in some circumstances). Many of those instruments were previously classified as equity. The statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company has reclassified its Series B preferred stock to Stockholders’ equity that had been previously shown outside of Stockholders’ equity, based on its terms and characteristics.

     In January 2003, the FASB issued FASB Interpretation No. (“FIN”) 46, Consolidation of Variable Interest Entities, to expand upon and strengthen existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. Until now, a company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN 46 changes that guidance by requiring a variable interest entity, as defined, to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual returns or both. FIN 46 also requires disclosure about variable interest entities that the company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003 and to older entities in the first fiscal year or interim period ending after March 15, 2004. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company is currently evaluating the requirements and impact, if any, of FIN 46 on its consolidated results of operations and financial position.

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

Note Regarding Forward Looking Information

     This report contains several “forward-looking statements” concerning our operations, prospects, strategies and financial condition, including our future economic performance, intent, plans and objectives, and the likelihood of success in developing and expanding our business. These statements are based upon a number of assumptions and estimates, which are subject to significant uncertainties, many of which are beyond our control. Words such as “may,” “would,” “could,” “expect,” “anticipate,” “believe,” “intend,” “plan,” and “estimate” are meant to identify such forward-looking statements. Actual results may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially are discussed in “Business — Risk Factors” and elsewhere in this Report on Form 10-K, and include, among other factors, liquidity and capital resources, the timely development and market acceptance of products and technologies, and competitive market conditions.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

     We are subject to market risk from exposure to changes in interest rates based on our financing and cash management activities. Our exposure relates primarily to our long-term debt obligations, which expire in 2007 pursuant to the Bank of America Credit Facility. Under the Fleet Credit Facility, our long-term debt obligations totaled $23.9 million as of December 31, 2003. An increase of 100 basis points under the Fleet Credit Facility would have resulted in an impact on future cash flows of approximately $240,000 annually. Under the Bank of America Credit Facility, our long-term debt obligations totaled $7.5 million as of February 29, 2004. An increase of 100 basis point under the Bank of America Credit Facility will impact future cash flows by approximately $75,000 annually.

Item 8. Financial Statements and Supplementary Data.

     Financial statements are contained on pages F-1 through F-24 of this Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     None.

Item 9A. Controls and Procedures.

     In an effort to ensure that the information the Company must disclose in its filings with the Securities and Exchange Commission is recorded, processed, summarized, and reported on a timely basis, the Company’s principal executive officer and principal financial officer have evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of December 31, 2003. Based on such evaluation, such officers have concluded that, as of December 31, 2003, the Company’s disclosure controls and procedures were effective in timely alerting them to information relating to the Company required to be disclosed in the Company’s periodic reports filed with the SEC. There has been no change in the Company’s internal control over financial reporting during the quarter ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

Item 10. Directors and Executive Officers of the Registrant.

     Information concerning directors and executive officers of the Company is incorporated by reference to the Proxy Statement.

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

Item 14. Principal Accountant Fees and Services.

     Information concerning the fees and services provided by the Company’s principal accountant is incorporated by reference to the Proxy Statement.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

     Financial statements and schedules of the Company and its subsidiaries required to be included in Part II, Item 8 are listed below.

Financial Statements

Report of Independent Auditors

Copy of Report of Independent Public Accountants

Consolidated Balance Sheets as of December 31, 2003 and 2002

Consolidated Statements of Operations for the years ended December 31, 2003, 2002 and 2001

Consolidated Statements of Stockholders’ Deficit for the years ended December 31, 2003, 2002 and 2001

Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002 and 2001

Notes to Consolidated Financial Statements

Financial Statement Schedules

     Schedule II — Valuation and Qualifying Accounts

     No other schedules are required or are applicable.

Exhibits

     The Exhibits filed as part of the Report on Form 10-K are listed in the Index to Exhibits immediately following the signature page.

Reports on Form 8-K

     During the fourth quarter of 2003, the Company did not file any reports on Form 8-K.

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders
Private Business, Inc.

     We have audited the accompanying balance sheets of Private Business, Inc. and subsidiaries as of December 31, 2003 and 2002, and the related statements of operations, stockholders’ deficit, and cash flows for the years then ended. Our audits also included the financial statement schedule for the years ended December 31, 2003 and 2002 listed in the Index at Item 15. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. The financial statements and schedule of Private Business, Inc. for the year ended December 31, 2001, were audited by other auditors whose report dated February 15, 2002 (except with respect to certain matters, as to which the date was March 18, 2002), expressed an unqualified opinion on those statements and schedule.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Private Business, Inc. and subsidiaries at December 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein for the years ended December 31, 2003 and 2002.

     As discussed in Note 1 to the consolidated financial statements, in 2002, the Company changed its method of accounting for goodwill and other intangible assets upon adoption of a new accounting standard.

     As discussed above, the consolidated financial statements of Private Business Inc., and subsidiaries for the year ended December 31, 2001 were audited by other auditors who have ceased operations. As described in Note 1, these financial statements have been revised to include the transitional disclosures required by SFAS No. 142, which was adopted by the Company as of January 1, 2002. Our audit procedures with respect to the disclosures in Note 1 with respect to 2001 included (a) agreeing the previously reported net income to the previously issued financial statements and the adjustments to reported net income representing amortization expense (including any related tax effects) recognized in those periods related to goodwill to the Company’s underlying records obtained from management, and (b) testing the mathematical accuracy of the reconciliation of adjusted net income to reported net income. In our opinion, the disclosures for 2001 in Note 1 are appropriate. However, we were not engaged to audit, review, or apply any procedures to the 2001 consolidated financial statements of the Company other than with respect to such disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2001 consolidated financial statements taken as a whole.

/s/ ERNST & YOUNG LLP

Nashville, Tennessee
March 4, 2004

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

PRIVATE BUSINESS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
December 31, 2003 and 2002

(dollars in thousands)	2003	2002
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,586	$1,146
Accounts receivable — trade, net of allowance for doubtful accounts of $358 and $632, respectively	4,632	6,726
Accounts receivable — other	371	420
Deferred tax assets	859	1,009
Prepaid and other current assets	1,563	1,613

Total current assets	9,011	10,914

PROPERTY AND EQUIPMENT, NET	3,698	6,468
OTHER ASSETS:
Software development costs, net	1,267	1,456
Deferred tax assets	2,980	2,252
Intangible and other assets, net	10,129	12,211

Total other assets	14,376	15,919

Total assets	$27,085	$33,301

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable	$1,741	$2,039
Accrued liabilities	3,786	5,718
Other short-term borrowings	388	—
Dividends payable	735	575
Deferred revenue	557	470
Current portion of long-term debt and capital lease obligations	3,849	5,463

Total current liabilities	11,056	14,265

REVOLVING LINE OF CREDIT	950	950
OTHER NONCURRENT LIABILITIES	170	623
LONG-TERM DEBT, net of current portion	19,277	23,190
CAPITAL LEASE OBLIGATIONS, net of current portion	—	148

Total liabilities	31,453	39,176

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ DEFICIT:
Common stock, no par value; 33,333,333 shares authorized and 14,063,487 and 14,047,253 shares issued and outstanding, respectively	—	—
Preferred Stock, series B convertible, no par value; 20,000,000 shares authorized, 40,031 shares issued and outstanding	114	114
Additional paid-in capital	(7,326)	(7,195)
Retained earnings	2,844	1,206

Total stockholders’ deficit	(4,368)	(5,875)

Total liabilities and stockholders’ deficit	$27,085	$33,301

The accompanying notes are an integral part of these consolidated financial statements.

PRIVATE BUSINESS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2003, 2002 and 2001

(in thousands, except per share data)	2003	2002	2001
REVENUES:
Participation fees	$27,920	$37,114	$44,005
Software license	269	498	915
Retail planning services	9,124	10,449	4,328
Maintenance and other	5,844	6,484	6,512

Total revenues	43,157	54,545	55,760

OPERATING EXPENSES:
General and administrative	18,643	22,955	23,424
Selling and marketing	17,573	21,943	22,520
Research and development	401	852	1,284
Amortization	1,820	1,796	1,257
Other operating	280	131	4,270

Total operating expenses	38,717	47,677	52,755

OPERATING INCOME	4,440	6,868	3,005
INTEREST EXPENSE, NET	1,492	1,798	3,344

INCOME (LOSS) BEFORE INCOME TAXES	2,948	5,070	(339)
Income tax provision (benefit)	1,150	1,977	(132)

NET INCOME (LOSS)	1,798	3,093	(207)
Preferred stock dividends	(160)	(160)	(63)

NET INCOME (LOSS) AVAILABLE TO COMMON STOCKHOLDERS	$1,638	$2,933	$(270)

EARNINGS (LOSS) PER SHARE:
Basic	$0.12	$0.21	$(0.02)

Diluted	$0.12	$0.20	$(0.02)

The accompanying notes are an integral part of these consolidated financial statements.

PRIVATE BUSINESS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
For the Years Ended December 31, 2003, 2002 and 2001

	Shares of		Additional	Retained
	Common	Preferred	Paid-in	Earnings
(in thousands)	Stock	Stock	Capital	(Deficit)	Total
Balance, December 31, 2000	9,170	$—	$(22,509)	$(1,457)	$(23,966)
Preferred stock dividends	—	—	—	(63)	(63)
Exercise of stock options	18	—	22	—	22
Tax benefit of exercise of non-qualified stock options	—	—	12	—	12
Issuance of common stock for the merger with Towne	4,648	—	13,245	—	13,245
Issuance of preferred stock for merger with Towne	—	114	—	—	114
Issuance of Private Business stock options to replace Towne stock options	—	—	1,282	—	1,282
Shares issued under employee stock purchase plan	66	—	143	—	143
Stock-based compensation	—	—	341	—	341
Comprehensive loss:
2001 net loss	—	—	—	(207)	(207)

Balance, December 31, 2001	13,902	114	(7,464)	(1,727)	(9,077)
Preferred stock dividends	—	—	—	(160)	(160)
Exercise of stock options	54	—	137	—	137
Shares issued under employee stock purchase plan	47	—	86	—	86
Stock-based compensation	44	—	46	—	46
Comprehensive income:
2002 net income	—	—	—	3,093	3,093

Balance December 31, 2002	14,047	—	(7,195)	1,206	(5,875)
Preferred stock dividends	—	—		(160)	(160)
Exercise of stock options	13	—	9		9
Shares issued under employee stock purchase plan	71	—	54	—	54
Other	(68)	—	(194)	—	(194)
Comprehensive income:
2003 net income	—	—	—	1,798	1,798

Balance December 31, 2003	14,063	$114	$(7,326)	$2,844	$(4,368)

The accompanying notes are an integral part of these consolidated financial statements.

PRIVATE BUSINESS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2003, 2002 and 2001

(in thousands)	2003	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,798	$3,093	$(207)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Write-off of debt issuance costs	—	55	133
Depreciation and amortization	4,518	5,081	4,488
Deferred taxes	1,033	1,977	(908)
Non-cash stock based compensation	—	46	426
Loss on write-down or disposal of fixed assets	150	—	4,142
Gain on sale of property	—	(160)	—
Gain on sale of insurance division	(427)	—	—
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	2,143	1,241	1,046
Prepaid and other current assets	890	(378)	571
Other assets	1	170	—
Accounts payable	(298)	(1,578)	(1,460)
Accrued liabilities	(1,610)	(1,475)	(1,157)
Deferred revenue	87	(656)	(457)
Other non-current liabilities	(349)	(619)	(78)

Net cash provided by operating activities	7,936	6,797	6,539

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(113)	(2,406)	(1,392)
Software development costs	(765)	(865)	(1,148)
Proceeds from sale of property and equipment	25	2,863	—
Proceeds from sale of bank insurance division	325	—	—
Proceeds from note receivable	28	—	—
Proceeds of cash and cash equivalents from Towne acquisition, net of direct costs of acquisition	—	(45)	6,753
Acquisition of CAM Commerce division	—	(800)	—

Net cash provided by (used in) investing activities	(500)	(1,253)	4,213

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments on long-term debt	(5,077)	(4,738)	(4,031)
Repayments on capitalized lease obligations	(303)	(368)	(129)
Early extinguishment of long-term debt, net	(295)	(3,113)	(6,000)
Payments on other short term borrowings	(795)	—	—
Payment of debt amendment fees	(589)	—	—
Net proceeds from draws against revolving line of credit	—	950	—
Proceeds from exercise of employee stock options	9	137	22
Stock issued through employee stock purchase plan	54	86	143

Net cash used in financing activities	(6,996)	(7,046)	(9,995)

NET CHANGE IN CASH AND CASH EQUIVALENTS	440	(1,502)	757
CASH AND CASH EQUIVALENTS at beginning of year	1,146	2,648	1,891

CASH AND CASH EQUIVALENTS at end of year	$1,586	$1,146	$2,648

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash payments for income taxes during period	$221	$108	$890

Cash payments of interest during period	$1,492	$1,798	$3,451

SUPPLEMENTAL NONCASH DISCLOSURES:
Dividends accrued on preferred stock	$160	$160	$63

Common shares issued to acquire Towne (4,648 shares)	$—	$—	$13,245

Preferred shares issued to acquire Towne (40 shares)	$—	$—	$114

Notes payable for certain insurance and software contracts	$1,184	$—	$—

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

     On August 9, 2001, the Company completed a merger of Towne Services, Inc. (“Towne”) into the Company in exchange for approximately 4.6 million common shares and 40,031 preferred shares of the Company, as more fully described in Note 3 to the consolidated financial statements. As such, these consolidated financial statements include the operating results of Towne from August 10, 2001. Towne’s primary products were similar to the Company’s accounts receivable financing product and were therefore converted to the Company’s solution in 2002. Towne has a subsidiary, Forseon Corporation, which provides inventory management services to retail companies across the United States.

     The market for the Company’s services is concentrated in the banking industry. Further, the Company’s services are characterized by risk and uncertainty as a result of the Company’s reliance on one product to generate a substantial amount of the Company’s revenues. There are an increasing number of competitors and alternative products available and rapid consolidations in the banking industry. Consequently, the Company is exposed to a high degree of concentration risk relative to the banking industry environment and its limited product offerings.

Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant inter company transactions and balances have been eliminated.

Cash and Cash Equivalents

     The Company considers all highly liquid investments that mature in three months or less to be cash equivalents.

Property and Equipment

     Property and equipment are recorded at cost. Depreciation is calculated using an accelerated method over 39 years for buildings, 5 to 10 years for furniture and equipment, 3 years for purchased software and the life of the lease for all leasehold improvements. Expenditures for maintenance and repairs are charged to expense as incurred, whereas expenditures for renewals and betterments are capitalized. The Company evaluates the carrying value of property and equipment whenever events or circumstances indicate that the carrying value may have been impaired in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

Allowance for Doubtful Accounts

     The Company estimates its allowance for doubtful accounts on a case-by-case basis, based on the facts and circumstances surrounding each potentially uncollectible receivable. An allowance is also maintained for expected billing adjustments and for accounts that are not specifically reviewed that may become uncollectible in the future. Uncollectible receivables are written-off in the period management believes it has exhausted every opportunity to collect payment from the customer.

Software Development Costs

     Development costs incurred in the research and development of new software products and enhancements to existing software products are expensed as incurred until technological feasibility has been established. After such time, any additional costs are capitalized in accordance with SFAS No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed. Capitalized software development costs are amortized on a straight-line basis over three years. Amortization expense associated with capitalized software development costs were approximately $954,000, $881,000, and $629,000 during the three years ended December 31, 2003.

     Also, the Company capitalizes costs of internally used software when application development begins in accordance with AICPA SOP No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. This is generally defined as the point when research and development have been completed, the project feasibility is established, and management has approved a development plan. Many of the costs capitalized for internally used software are related to upgrades or enhancements of existing systems. These costs are only capitalized if the development costs will result in specific additional functionality of the existing system, and are capitalized at the point that application development begins.

Intangible and Other Assets

     On January 1, 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”). SFAS No. 142 supercedes Accounting Principles Board Opinion No. 17, Intangible Assets, and addresses how intangible assets and goodwill should be accounted for upon and after their acquisition. Specifically, goodwill and intangible assets with indefinite useful lives will not be amortized, but will be subject to impairment tests based on their estimated fair value. Upon adoption, the Company ceased amortization of goodwill with a carrying value of $4.1 million, which was previously being amortized over a 20-year period. For 2002 and 2003, this resulted in a reduction of amortization expense of approximately $208,000.

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

     During 2002, the Company engaged an independent third party to perform a valuation of the identified intangible assets acquired in the Towne acquisition. As a result, intangible assets were recorded for customer list and acquired technology. See note 3 for a more detailed discussion of these activities.

     The following table shows the results for the three years ended December 31, 2003, as if the Company had followed SFAS No. 142 for all periods presented:

(in thousands, except per share data)	2003	2002	2001
Reported net income (loss) available to common shareholders	$1,638	$2,933	$(270)
Add back: Goodwill Amortization	—	—	208

Adjusted net income (loss) available to common shareholders	$1,638	$2,933	$(62)

Basic Earnings (Loss) per Share:
Reported net income (loss) available to common shareholders	$0.12	$0.21	$(0.02)
Add back: Goodwill amortization	—	—	0.01

Adjusted net income (loss) available to common shareholders	$0.12	$0.21	$(0.01)

(in thousands, except per share data)	2003	2002	2001
Diluted Earnings (Loss) per share:
Reported net income (loss) available to common shareholders	$0.12	$0.20	$(0.02)
Add back: Goodwill amortization	—	—	0.01

Adjusted net income (loss) available to common shareholders	$0.12	$0.20	$(0.01)

Revenue Recognition

Software Licenses

     The Company accounts for software revenues in accordance with the American Institute of Certified Public Accountants’ Statement of Position 97-2, Software Revenue Recognition (“SOP 97-2”). Further, the Company has adopted the provisions of SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition With Respect to Certain Transactions, which supercedes and clarifies certain provisions of SOP 97-2.

     The Company licenses its software under automatically renewing agreements, which allow the licensees use of the software for the term of the agreement and each renewal period. The fee charged for this license is typically stated in the contract and is not inclusive of any post contract customer support. The agreements typically do not allow for cancellation during the term of the agreement; therefore, the entire fee is non-refundable and is recognized at the time a contract is signed and executed and the software has been delivered. For agreements that do contain refund or cancellation provisions, the Company defers the entire fee until such refund or cancellation provisions lapse.

     The original license agreement also includes a fee for post contract customer support (“PCS”), which must be renewed annually. This fee covers all customer training costs, marketing assistance, phone support, and any and all software enhancements and upgrades. The Company defers the entire amount of this fee and recognizes it over the twelve-month period in which the PCS services are provided.

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

Maintenance and Other

     Maintenance revenue is deferred and recognized over the period in which PCS services are provided. Insurance and other revenues are recognized as the services are performed.

Income Taxes

     The Company accounts for income taxes under SFAS No. 109, Accounting for Income Taxes. Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the fiscal years in which those temporary differences are expected to be recovered or settled. The Company evaluates its ability to realize the deferred tax assets based on an assessment of the likelihood that the Company will have sufficient taxable income in future years to realize the recorded deferred tax assets. As of December 31, 2003 the Company believes that it is more likely than not that the Company will be able to generate sufficient taxable income in future years in order to realize the deferred tax assets that are recorded. As such, no valuation allowance has been provided against the Company’s deferred tax assets as of December 31, 2003.

Self-Insurance Reserves

     The Company was primarily self-insured for employee medical and dental costs with certain limits of per claim and aggregate stop loss insurance coverage that management considers adequate during 2002 and 2001. The Company maintained an accrual for these costs based on claims filed and an estimate of claims incurred but not reported. The difference between actual settlements and recorded accruals were expensed in the period identified. Effective January 1, 2003, the Company ceased being self-insured for medical costs and now participates in a premium based health plan.

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

Stock Based Compensation

     The Company has elected to account for its stock-based compensation plans under the intrinsic value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and does not utilize the fair value method. However, the Company has adopted the disclosure requirements of SFAS No. 123, Accounting for Stock-Based Compensation, and has adopted the additional disclosure requirements as specified in SFAS No. 148, Accounting For Stock-Based Compensation-Transition and Disclosure, for the three years ended December 31, 2003.

     The following table illustrates the effect on net income (loss) available to common shareholders and earnings (loss) per share if the fair value based method had been applied to all outstanding and unvested awards in each period.

(in thousands, except per share data)	2003	2002	2001
Net income (loss) available to common shareholders, as reported	$1,638	$2,933	$(270)
Add: Stock-based employee compensation expense included in reported net income (loss), net of related tax effects	—	28	260
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(509)	(909)	(3,327)

Pro forma net income (loss)	$1,129	$2,052	$(3,337)

(in thousands, except per share data)	2003	2002	2001
Earnings (loss) per share:
Basic—as reported	$0.12	$0.21	$(0.02)

Basic—pro forma	$0.08	$0.15	$(0.30)

Diluted—as reported	$0.12	$0.20	$(0.02)

Diluted—pro forma	$0.08	$0.14	$(0.30)

Fair Value of Financial Instruments

     To meet the reporting requirements of SFAS No. 107, Disclosures About Fair Value of Financial Instruments, the Company estimates the fair value of financial instruments. At December 31, 2003 and 2002, there were no material differences in the book values of the Company’s financial instruments and their related fair values.

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

Recent Accounting Pronouncements

     In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, requiring that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. SFAS No. 146, which applies to all entities, is effective for exit or disposal activities that are initiated after December 31, 2002. The Company’s adoption of SFAS No. 146 during fiscal 2003 did not materially impact the Company’s financial position or results of operations.

     At the November 21, 2002 Emerging Issues Task Force (“EITF”) meeting, the Task Force reached a consensus in Issue 00-21, Multiple-Deliverable Revenue Arrangements, which addresses how to account for arrangements that may involve the delivery or performance of multiple products, services, or rights to use assets, other than those arrangements accounted for under other more specific literature. The final consensus will be applicable to agreements entered into in fiscal periods beginning after June 15, 2003 with early adoption permitted. Additionally, companies will be permitted to apply the consensus guidance to all existing arrangements as the cumulative effect of a change in accounting principle in accordance with APB Opinion No. 20, Accounting Changes. The Company’s adoption of this new consensus during fiscal 2003 did not have a material effect on the Company’s financial position or results of operations.

     In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. Financial instruments that fall within the scope of SFAS No. 150 must be classified by the issuer as liabilities (or assets in some circumstances). Many of those instruments were previously classified as equity. The statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company has reclassified its Series B preferred stock to Stockholders’ equity that had been previously shown outside of Stockholders’ equity, based on its terms and characteristics.

     In January 2003, the FASB issued FASB Interpretation No. (“FIN”) 46, Consolidation of Variable Interest Entities, to expand upon and strengthen existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. Until now, a company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN 46 changes that guidance by requiring a variable interest entity, as defined, to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual returns or both. FIN 46 also requires disclosure about variable interest entities that the company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003 and to older entities in the first fiscal year or interim period ending after March 15, 2004. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company is currently evaluating the requirements and impact, if any, of FIN 46 on its consolidated results of operations and financial position.

2. SALE OF BANK INSURANCE DIVISION

     On June 30, 2003, the Company entered into an agreement to sell certain operating assets of its Bank Insurance business for cash of $325,000 and a note receivable for $175,000. The note is secured by all assets of the business sold, is due in equal quarterly installments of principal and interest through June 2006 and bears interest at 3%. The result of this transaction was a gain on sale of approximately $427,000, which is included in maintenance and other revenues in the accompanying 2003 consolidated statement of operations.

3. ACQUISITIONS

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

     During 2003, it was determined that shares issued in conjunction with the Towne merger were overstated by 68,152 shares. As such, the Company has reduced the total purchase price by $194,000, resulting in a reduction of additional paid-in capital and a corresponding reduction in goodwill. The Company has corrected the purchase price accounting in 2003 as management determined the impact of the change to be immaterial to the consolidated financial statements.

4. PROPERTY AND EQUIPMENT

     Property and equipment are classified as follows:

(in thousands)	2003	2002
Purchased software	5,016	5,720
Leasehold improvements	1,141	1,141
Furniture and equipment	8,369	12,288

	14,526	19,149
Less accumulated depreciation	(10,828)	(12,681)

	$3,698	$6,468

     Depreciation expense was approximately $2,698,000, $3,285,000 and $3,239,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

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

     As a result of the merger with Towne, the Company owned a 12,852 square foot office building in Riverside, California, situated on 3.3 acres of land that housed the RMSA administrative offices. The Company sold this building and property in August of 2002 for approximately $645,000 and relocated the RMSA administrative offices to comparable leased space in the Riverside, California area. The net proceeds from this transaction were used to reduce our outstanding debt.

     During the fourth quarter of 2003, the Company completed an extensive review of its fixed assets and determined that certain fixed assets, primarily computer equipment, should be written off. As such, $160,000 of computer equipment was expensed in 2003, which is included in other operating expense in the accompanying 2003 consolidated statement of operations. Also, the Company retired fully depreciated fixed assets with a cost of approximately $4,706,000.

5. INTANGIBLE AND OTHER ASSETS

     Intangible and other assets consist of the following:

(in thousands)	2003	2002
Goodwill	$7,174	$8,979
Debt issuance costs, net of accumulated amortization of $1,589 and $1,094, respectively (written off in January 2004, see Note 18)	809	715
Non compete agreements, net of accumulated amortization of $438 and $400, respectively	972	1,010
Customer lists, net of accumulated amortization of $581 and $321, respectively (remaining weighted average life of 33 months)	719	979
Acquired technology, net of accumulated amortization of $117 and $73 (remaining weighted average life of 56 months)	233	277
Other, net	222	251

	$10,129	$12,211

Amortization expense of identified intangible assets during the years ended December 31, 2003, 2002 and 2001 was approximately $342,000, $625,000, and $151,000, respectively

The changes in the carrying amount of goodwill for 2003 and 2002 are as follows:

(in thousands)	2003	2002
Balance as of January 1	$8,979	$7,942
Goodwill acquired during year	—	570
Allocation to identified intangible assets	—	(1,480)
Increase (decrease) resulting from change to deferred tax assets associated with Towne acquisition (Note 9)	(1,611)	1,727
Other miscellaneous purchase price adjustments associated with Towne acquisition (Note 3)	(194)	220

Balance as of December 31	$7,174	$8,979

The estimated amortization expense of intangible assets during the next five years is as follows:

2004	322
2005	322
2006	261
2007	986
2008	33

$1,924

6. ACCRUED LIABILITIES

     Accrued liabilities consist of the following:

(in thousands)	2003	2002
Employee bonuses	$64	$482
Commissions and other payroll costs	573	1,053
Accrued severance costs	134	183
Accrued income taxes	1,033	977
Other	1,982	3,023

	$3,786	$5,718

7. REVOLVING LINE OF CREDIT

     During 2003, the Company had a revolving loan outstanding in conjunction with the Fleet Credit Facility. The credit agreement (“Fleet Credit Agreement”) evidencing the Fleet Credit Facility allowed the Company to draw up to the lesser of $3.0 million or 60% of eligible receivables, with a sublimit of up to $2.0 million for standby letters of credit. The revolving loan, which was repaid on January 20, 2004, was to have matured on August 7, 2004. The interest rate paid on the revolving loan was 6.75% at December 31, 2003. As of December 31, 2003, there was $950,000 drawn against this facility. Weighted average borrowings drawn against the facility during the years ended December 31, 2003, 2002 and 2001 were $950,000, $929,000 and $417,000, respectively. As of December 31, 2003, there was also $920,981 of reduced availability under the revolving loan related to standby letters of credit outstanding. This revolving line of credit was refinanced subsequent to December 31, 2003 in conjunction with the capital event described in Note 18.

8. LONG-TERM DEBT

     Long-term debt consists of the following:

(in thousands)	2003	2002
Term Loan A with Fleet National Bank, principal due quarterly; interest due monthly at the Eurodollar or bank prime rate plus the applicable margin	$3,883	$8,772
Term Loan B with Fleet National Bank, principal due quarterly; interest due monthly at the Eurodollar or bank prime rate plus the applicable margin	19,042	19,525
Capital lease obligations, principal and interest due monthly with discount rates ranging from 8.61% to 8.75%, maturities through July 22, 2004	201	504

	23,126	28,801
Less current portion	(3,849)	(5,463)

	$19,277	$23,338

     Term Loans A and B and the revolving credit facility described in Note 7 were secured by substantially all assets of the Company and its subsidiaries. The Fleet Credit Agreement included certain restrictive financial covenants related to minimum earnings before interest, taxes, depreciation and amortization (“EBITDA”), consolidated debt to EBITDA, interest coverage and fixed charge coverage. The Fleet Credit Agreement prohibited the Company from declaring and paying any cash dividends during the respective terms of the loans. As of December 31, 2003, the Company was in violation of certain of these covenants. These covenants, however, expired at the time the Company refinanced the Fleet Credit Agreement as discussed in more detail below. At the time of refinancing with Bank of America, the Company was and expects to be in compliance with the new Bank of America facility covenants throughout 2004.

     The interest margin for the term loans was determined by the lender based on the ratio of consolidated debt to EBITDA. The Fleet Credit Agreement also included a provision requiring a prepayment on the term loans if the Company had excess cash, as defined in the Fleet Credit Agreement at year-end. The Company was not required to make an excess cash payment at December 31, 2003.

     The term loans above were refinanced on January 20, 2004 in conjunction with the capital event described in Note 18.

     As a result of this refinancing and in accordance with SFAS No. 6, Classification of Short-Term Obligations Expected to Be Refinanced, the Company has exhibited the intent and ability to refinance the Fleet Credit Agreement, and as such, has classified $20.2 million of the Fleet Credit Facility as long-term in the accompanying consolidated balance sheet as of December 31, 2003. The amount classified as long-term represents the net proceeds of the Series A preferred stock and the non-current portion of the Bank of America Facility.

     As a result of the Towne merger, the Company assumed several capitalized leases for certain furniture and equipment which have principal and interest payments due monthly with discount rates ranging from 8.61% to 8.75% and maturities through July of 2004. The leases are secured by the furniture and equipment to which the leases relate. All remaining capital lease payments are current maturities and will be paid in 2004.

9. INCOME TAXES

     Income tax provision (benefit) consisted of the following for the three years ended December 31, 2003:

(in thousands)	2003	2002	2001
Current income tax expense	$117	$55	$776
Deferred tax expense (benefit)	1,033	1,977	(908)

Income tax expense (benefit), net	$1,150	$1,977	$(132)

     A reconciliation of the tax expense (benefit) from the U.S. federal statutory rate to the effective rate for the three years ended December 31, 2003 is as follows:

(in thousands)	2003	2002	2001
Tax expense (benefit) at U.S. federal statutory rate	$1,032	$1,756	$(120)
State tax expense (benefit), net of reduction to federal taxes	118	200	(10)
Expenses not deductible	80	65	87
Other	(80)	(44)	(89)

Income tax expense (benefit), net	$1,150	$1,977	$(132)

     Significant components of the Company’s deferred tax liabilities and assets, using a tax rate of 39% at December 31, 2003 and 2002 are as follows:

(in thousands)	2003	2002
Current assets:
Deferred revenue	$109	$22
Reserves on assets	139	226
Liabilities not yet deductible	611	761

Deferred tax assets, current	859	1,009

Noncurrent assets (liabilities):
Software development costs	(491)	(887)
Net operating loss carryforwards	3,929	2,960
Noncurrent liabilities not yet deductible	95	375
Other	(553)	(196)

Deferred tax assets, noncurrent	2,980	2,252

Total net deferred tax assets	$3,839	$3,261

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

     As a result of the completion of the 2002 federal tax return, certain costs associated with the Towne merger were determined to be deductible for tax purposes, thereby creating additional deferred tax assets that had not been previously recognized. As such, goodwill, associated with the Towne merger, was reduced by approximately $1.6 million in 2003.

     The Company has net operating loss carryforwards of approximately $10.1 million available as of December 31, 2003 for both federal and state tax purposes. Of these carryforwards, $6.2 million are limited in use to approximately $333,000 per year due to the Towne merger and expire at various times through 2022.

10. PREFERRED STOCK

     On August 9, 2001, the Company issued 40,031 shares of Series B Convertible Preferred Stock valued at approximately $114,000 as a condition of the merger of Towne into Private Business. These preferred shares were issued in exchange for all the issued and outstanding Towne Series B preferred stock. The preferred stock is entitled to dividends, in preference to the holders of any and all other classes of capital stock of the Company, at a rate of $0.99 per share of preferred stock per quarter commencing on the date of issuance. Approximately $351,000 in accrued dividends payable was assumed by the Company as a part of the merger transaction and approximately $160,000, $160,000 and $63,000 of dividends payable has been accrued during the years ended December 31, 2003, 2002 and the period from August 9, 2001 through December 31, 2001, respectively. Total accrued dividends were $735,000, $575,000 and $415,000 as of December 31, 2003, 2002 and 2001, respectively.

     The Series B Convertible Preferred Stock is convertible to common stock on a one share for one share basis at the option of the preferred stockholders at any time after August 9, 2002 upon the written election of the stockholder. The Series B Convertible Preferred Stock is also redeemable at the option of the Company for cash at any time, in whole or in part, with proper notice. The stated redemption price is $50.04 per Series B Convertible Preferred share, plus any accrued but unpaid dividends as of the redemption date. The Series B Convertible Preferred Stock, in the event of liquidation, dissolution or winding up of the Company, contains a liquidation preference over all other capital stock of the Company equal to and not less than the stockholder’s invested amount plus any declared but unpaid dividends payable. As of December 31, 2003, in the event of liquidation, dissolution or winding up of the Company, the preferred stockholders would be entitled to receive a total of approximately $2.7 million.

     The Series A Nonconvertible Preferred Stock was issued subsequent to December 31, 2003 in conjunction with the capital event described in Note 18.

11. EMPLOYEE STOCK OPTION PLAN

     The Company has two stock option plans: the 1994 Stock Option Plan and the 1999 Stock Option Plan. Options under these plans include nonqualified and incentive stock options and are issued to officers, key employees and directors of the Company. The Company has reserved 2,666,667 shares of common stock for these plans under which the options are granted at a minimum of 100% of the fair market value of common stock on the date of the grant, expire 10 years from the date of the grant and are exercisable at various times determined by the Board of Directors. The Company also has approximately 963,000 shares of common stock reserved for the issuance of options replacing the Towne options outstanding at the time of the Towne merger. The Company applies APB No. 25 in accounting for its options and, accordingly, no compensation cost has been recognized.

     A summary of the status of the Company’s stock options is as follows:

		Weighted
		Average
	Number of	Exercise
	Shares	Price
Balance at December 31, 2000	1,375,301	$15.24
Granted	1,921,103	7.34
Exercised	(17,665)	1.23
Canceled	(527,282)	14.22

Balance at December 31, 2001	2,751,457	$10.02
Granted	532,001	1.92
Exercised	(53,913)	2.54
Canceled	(996,038)	16.72

Balance at December 31, 2002	2,233,507	$5.56
Granted	745,700	0.59
Exercised	(15,268)	0.64
Canceled	(454,054)	9.81

Balance at December 31, 2003	2,509,885	$3.35

The following table summarizes information about stock options outstanding at December 31, 2003:

	Options Outstanding			Options Exercisable
		Weighted Average	Weighted		Weighted
		Remaining	Average Exercise		Average Exercise
Exercise Price	Number	Contractual Life	Price	Number	Price
$0.00 to $4.99	2,210,102	7.5 years	$1.82	1,343,619	$2.09
$5.00 to $14.99	188,953	4.8 years	6.77	183,790	6.80
$15.00 to $34.99	72,366	5.3 years	21.96	72,366	21.96
$35.00 to $54.99	38,464	4.4 years	39.71	38,464	39.71

Total	2,509,885	7.2 years	$3.35	1,638,239	$4.38

     At the end of 2003, 2002 and 2001, the number of options exercisable was approximately 1,638,000, 1,331,000, and 1,741,000, respectively, and the weighted average exercise price of these options was $4.38, $7.60, and $10.92, respectively.

     SFAS No. 123 requires that compensation expense related to options granted be calculated based on the fair value of the options as of the date of grant. The fair value calculations take into account the exercise prices and expected lives of the options, the current price of the underlying stock, its expected volatility, the expected dividends on the stock, and the current risk-free interest rate for the expected life of the option. Under SFAS No. 123, the weighted average fair value of the 2003, 2002 and 2001 options at the date of grant was approximately $1.17, $1.67 and $2.50 per share, respectively. The fair value was calculated using a weighted average risk-free rate of 4.0%, 4.5%, and 5.0%, an expected dividend yield of 0% and expected stock volatility of 75%, 75% and 75% for 2003, 2002 and 2001, respectively, and an expected life of the options of eight years.

     During February 2001, the Company granted options to purchase 100,000 shares of the Company’s common stock at $3.75 to the Company’s former CEO, who served as a consultant to the Company until the end of 2001. Options to purchase 66,667 of the shares vested ratably each month from February 2001 to January 2002, while the remaining 33,333 options vested ratably each month from July 2001 to January 2002. The options expire 10 years from the date of the grant. The fair value of these options of approximately $288,000 has been calculated in accordance with SFAS No. 123, using a risk-free rate of 6.3%, an expected dividend yield of 0% and an expected stock volatility of 75%. This fair value was expensed to general and administrative expense over the vesting period ($256,000 expensed in 2001 and $32,000 was expensed in 2002.) In addition to the stock option grants, the Company’s former CEO received $315,000 related to his severance agreement in February 2001. This amount was expensed during the first quarter of 2001.

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

12. NET INCOME (LOSS) PER SHARE

     Basic earnings per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the year. Diluted earnings per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of dilutive common and common equivalent shares outstanding during the fiscal year, which includes the additional dilution related to conversion of preferred stock and stock options as computed under the treasury stock method. The Series B Convertible Preferred Stock was not included in the adjusted weighted average common shares outstanding for 2003 and 2002 as the effects of conversion are anti-dilutive. Neither the outstanding in-the-money stock options nor the Series B Convertible Preferred Stock have been included in the adjusted weighted average common shares outstanding for 2001 as the effects of conversion are anti-dilutive due to the Company’s losses.

     The following table is a reconciliation of the Company’s basic and diluted earnings per share in accordance with SFAS No. 128:

(in thousands, except per share data)	2003	2002	2001
Net income (loss) available to common stockholders	$1,638	$2,933	$(270)

Basic earnings per Share:
Weighted average common shares outstanding	14,028	14,005	11,073

Basic earnings (loss) per share	$0.12	$0.21	$(0.02)

Diluted earnings per Share:
Weighted average common shares outstanding	14,028	14,005	11,073
Dilutive common share equivalents	88	305	—

Total diluted shares outstanding	14,116	14,310	11,073

Diluted earnings (loss) per share	$0.12	$0.20	$(0.02)

13. COMMITMENTS AND CONTINGENCIES

     The Company leases office space and office equipment under various operating lease agreements. Rent expense for the years ended December 31, 2003, 2002 and 2001 totaled approximately $1,503,000, $1,433,000, and $1,364,000, respectively, and is included in general and administrative expense in the consolidated statements of operations.

     As of December 31, 2003, the future minimum lease payments relating to operating lease obligations are as follows:

(in thousands)
2004	$1,586
2005	1,324
2006	1,295
2007	1,290
2008	1,135
Thereafter	2,279

$8,909

Legal Proceedings.

     As a result of the merger with Towne, we assumed certain outstanding litigation against Towne. Except for the lawsuits described below, we are not currently a party to, and none of our material properties is currently subject to, any material litigation other than routine litigation incidental to our business.

In Re Towne Services, Inc./Securities Litigation

As previously disclosed, Towne, two of its former officers and a current officer are defendants in a securities class action lawsuit filed in November 1999 in the District Court of Georgia, Atlanta Division. The complaints alleged, among other things, that Towne should have disclosed in the prospectus used for its secondary public offering in June 1999 that it allegedly experienced serious problems with its network infrastructure and processing facilities during the move of its corporate headquarters in June 1999, and that these problems allegedly led to a higher than usual number of customers terminating their contracts during the second quarter. The Complaint seeks an unspecified amount of damages. Towne and its officers answered, denying liability. The parties reached a tentative settlement, which is subject to certain conditions including Court approval, and which is memorialized in a Memorandum of Understanding signed January 17, 2003. Counsel for plaintiffs agreed to dismiss all claims and release all defendants for a negotiated settlement amount, which will be funded by Towne’s directors and officers insurance carrier and Towne. The settlement funds were placed in escrow on February 21, 2003. On July 23, 2003, the United States District Court, Northern District of Georgia approved the settlement. On January 30, 2004, the Company entered into a settlement agreement requiring its insurance carrier to pay in the immediate future certain costs of defense incurred in connection with the Towne securities litigation.

Edward H. Sullivan, Jr. and Lisa Sullivan v. Towne Services, Inc.

(Towne Services, Inc. as the successor to Banking Solutions, Inc., Banc Leasing.Com, Inc., the successor to BSI Capital Funding, Inc., Moseley & Standerfer, P.C., David R. Frank, Don G. Shafer, and Shannon W. Webb)

This lawsuit was the result of Towne’s acquisition of Banking Solutions, Inc. (“BSI”) through a stock purchase made by its subsidiary, BSI Acquisition Corp. This lawsuit was filed in December 1998 in the District Court of Collin County, Texas. Plaintiff Edward Sullivan, Jr. was employed by BSI. Sullivan alleges, among other things, that he had a buy-out agreement with BSI and certain BSI shareholders under whom, in certain circumstances, Sullivan was to receive a commission based on the gross sales price paid by any purchaser of BSI. Sullivan contends that BSI and the other shareholders allegedly fraudulently induced him to release them from the agreement by fraudulently misrepresenting the gross sales price paid by Towne Services’ subsidiary in the stock purchase. Sullivan contends that Towne Services is liable to him as the successor to BSI, and also for allegedly tortuously interfering with the agreement. Sullivan also contends Towne Services conspired with the other defendants to misrepresent the “gross purchase price.” The District Court of Collin County, Texas granted Towne Service’s Inc. Motion for Summary Judgment on all claims. The Order was entered on July 15, 2002. PBI has sought indemnification from the BSI shareholders for its expenses in defending this action based on the provisions of the BSI stock purchase agreement.

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

14. EMPLOYEE BENEFIT PLANS

     The Company has an employee savings plan, the Private Business, Inc. 401(k) Profit Sharing Plan (the “Plan”), which permits participants to make contributions by salary reduction pursuant to section 401(k) of the Internal Revenue Code. The Company matches contributions contributed by employees up to a maximum of $1,000 per employee per year and may, at its discretion, make additional contributions to the Plan. Employees are eligible for participation beginning with the quarter immediately following one year of service. Total contributions made by the Company to the Plan were $192,000, $196,000 and $212,000 in 2003, 2002 and 2001, respectively, and are included in general and administrative expense in the consolidated statements of operations.

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

     During 2000, the Company established an employee stock purchase plan whereby eligible employees may purchase Company stock at a discount through payroll deduction of up to 15% of base pay. The price paid for the stock is the lesser of 85% of the closing market price on the first or last day of the quarter in which payroll deductions occur. The Company has reserved 333,333 shares for issuance under this plan. The Company issued 71,000 shares during 2003, 47,000 shares during 2002, and 66,000 shares during 2001.

     As a result of the Towne merger, the Company has an employee stock ownership plan (“ESOP”), the RMSA Employee Stock Ownership Plan (the “ESOP Plan”). The purpose of the ESOP is to provide stock ownership benefits for substantially all the employees of RMSA who have completed one year of service. The plan is subject to all the provisions of the Employee Retirement Income Security Act of 1974 (“ERISA”), as amended. The Company may make discretionary contributions to the ESOP Plan in the form of either cash or the Company’s common stock. The ESOP Plan does not provide for participant contributions. Participants vest in their accounts ratably over a seven-year schedule. The Company made no contribution to the ESOP Plan in 2003, 2002 or 2001. As of December 31, 2003, the number of the Company’s common shares in the ESOP Plan were 32,922.

15. RELATED PARTY TRANSACTIONS

     In September 2001, the Company began leasing some of its office space to Tecniflex, Inc., which is owned by some of the principal stockholders of the Company. The lease was for eight months and expired on April 30, 2002. The rent income for 2002 and 2001 totaled $11,000 and $39,000, respectively.

     During the years ended December 31, 2003, 2002 and 2001, the Company paid fees of approximately $25,000, $105,000 and $119,000, respectively for legal services to a law firm in which a director and shareholder of the Company is a partner.

     During the year ended December 31, 2001, the Company paid fees of approximately $44,000 for communication services to The InterCept Group, Inc., of which a director and shareholder of the Company is a director.

16. QUARTERLY FINANCIAL DATA (UNAUDITED)

	Quarter Ended
	(in thousands, except per share data)
	March 31,	June 30,	Sept. 30,	Dec. 31,	March 31,	June 30,	Sept. 30,	Dec. 31,
	2002	2002	2002	2002	2003	2003	2003	2003
Statement of operations data:
Revenues	$14,618	$14,615	$13,187	$12,125	$11,066	$11,179	$10,706	$10,206

Operating income	$2,098	$2,718	$1,544	$508	$60	$1,421	$1,660	$1,299

Income (loss) from operations before income taxes	$1,602	$2,211	$1,150	$107	$(292)	$1,022	$1,275	$943
Income tax provision (benefit)	625	862	448	42	(114)	399	497	368

Net income (loss)	977	1,349	702	65	(178)	623	778	575
Preferred stock dividends	40	40	40	40	40	40	40	40

Net income (loss) available to common stockholders	$937	$1,309	$662	$25	$(218)	$583	$738	$535

Earnings (loss) per common shares (diluted)	$0.07	$0.09	$0.05	$0.00	$(0.02)	$0.04	$0.05	$0.04

17. SEGMENT INFORMATION

     The Company operates in two business segments, accounts receivable financing and retail inventory management and forecasting. The Company accounts for segment reporting under SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. Additionally, $1.5 million of the goodwill originating from the Towne acquisition has been allocated to the retail inventory forecasting segment, while no corporate overhead costs or interest have been allocated to the retail inventory forecasting segment, but are included in the accounts receivable financing segment costs.

     The following table summarizes the financial information concerning the Company’s reportable segments from continuing operations for the years ended December 31, 2003, 2002 and 2001. The retail inventory forecasting segment only includes results from August 9, 2001, the merger date, through December 31, 2001.

	2003			2002			2001
	Accounts	Retail		Accounts	Retail		Accounts	Retail
	Receivable	Inventory		Receivable	Inventory		Receivable	Inventory
(in thousands)	Financing	Forecasting	Total	Financing	Forecasting	Total	Financing	Forecasting	Total
Revenues	$34,033	$9,124	$43,157	$44,076	$10,469	$54,545	$51,432	$4,328	$55,760

Income (loss) before taxes	2,216	732	2,948	4,151	919	5,070	(449)	110	(339)

Assets	22,689	4,396	27,085	27,948	5,353	33,301	36,839	4,788	41,627

Total expenditures for additions to long-lived assets	68	40	108	2,406	—	2,406	1,392	—	1,392

18. SUBSEQUENT EVENT

     On January 20, 2004, the Company completed the sale of 20,000 shares of Series A non-convertible preferred stock and a warrant to purchase 16,000,000 shares of our common stock ($1.25 per share exercise price) for a total of $20 million to Lightyear Fund, L.P. (the “Lightyear Transaction”). The preferred shares carry a cash dividend rate of 10% of an amount equal to the liquidation preference, payable quarterly in arrears, when and as declared by the Board of Directors. The Series A preferred stock has a liquidation preference superior to the common stock and to the extent required by the terms of the Series B preferred stock, in parity with the currently outstanding Series B preferred stock. The liquidation preference is equal to the original $20 million purchase price, plus all accrued but unpaid dividends. In addition, the Security holders agreement between the Company and Lightyear PBI Holdings, LLC, executed in conjunction with the sale of the preferred stock and warrant, entitles Lightyear to an additional equity purchase right. The equity purchase right allows Lightyear, so long as Lightyear continues to hold any shares of Series A Preferred Stock, all or any portion of its rights under the warrant or any shares of common stock issued pursuant to an exercise of the warrant, the right to purchase its pro rata portion of all or any part of any new securities which the Company may, from time to time, propose to sell or issue. However, in the case of new security issuances resulting from the exercise of employee stock options which have an exercise price less than $1.25 per share, Lightyear must still pay $1.25 per share under this equity purchase right. To the extent that new security issuances resulting from the exercise of employee stock options occur which have an exercise price in excess of $1.25 per share, then Lightyear will be required, if they choose to exercise their equity purchase right, to pay the same price per share as the employee stock options being exercised.

     The net proceeds from the Lightyear Transaction are shown below:

Cash Received from Lightyear	$20,000,000
Less:
Broker fees	1,255,312
Legal and accounting fees	383,062
Transaction structuring fees	1,200,000
Other	266,981

Net Proceeds Received	$16,894,645

     Simultaneous with the closing of the Lightyear Transaction, the Company entered into the Bank of America Credit Facility. The Bank of America Credit Agreement is dated January 19, 2004. The Bank of America Credit Facility is an $11.0 million facility that includes a term loan in the amount of $5.0 million and a revolving line of credit of up to $6.0 million. The revolving line of credit includes a $1.0 million letter of credit sub-limit. As of February 29, 2004, $7.5 million is outstanding under the Bank of America Credit Facility.

     The Bank of America Credit Agreement expires on January 19, 2007. The revolving credit commitment reduces by $1.0 million on each of the first two anniversary dates of the credit facility.

     The term loan is repayable in twelve equal quarterly installments of $416,667, along with interest at the applicable margin. Interest is also due on the outstanding revolving line of credit quarterly at the applicable margin. The interest rates of the term loan and revolving loan are based on a pricing grid using the Company’s Funded Debt to EBITDA Ratio, as follows:

Funded Debt to EBITDA	Libor	Base Rate
Less than or equal to 1.0	Libor + 2.25%	0
Greater than 1.0 but less than or equal to 1.25	Libor + 2.50%	0
Greater than 1.25 but less than or equal to 1.50	Libor + 2.75%	0

     The Bank of America Credit Agreement includes certain restrictive financial covenants relating to net worth, maximum annual capital expenditures, funded debt to EBITDA ratio and fixed charge coverage ratio.

     The Bank of America Credit Agreement prohibits the Company from declaring and paying any cash dividends on any class of stock, except for the Series A and Series B preferred shares outstanding, provided, that no default, as defined in the Bank of America Credit Agreement, exists as of the date of payment and such payment will not cause a default.

     The total net proceeds of both the Lightyear Transaction and the new credit agreement were used to extinguish the Company’s 1998 credit facility.

     As a result of the 1998 debt facility extinguishment, the Company recorded a charge of $790,000 to write-off the unamortized portion of debt issuance costs as of January 20, 2004. Also, the Lightyear Transaction required that the Company obtain directors and officers tail insurance coverage for periods prior to January 20, 2004. The premium for the tail directors and officers liability insurance coverage totaled approximately $900,000. The Company expensed the entire premium in January 2004. Therefore, January 2004 operating results include two unusual expense items totaling approximately $1.7 million.

SCHEDULE II

PRIVATE BUSINESS, INC.

VALUATION AND QUALIFYING ACCOUNTS

		Additions
		Charged to	Additions
	Balance at	Costs	Resulting	Deductions	Balance at
	Beginning of	and	From	(Charge	End of
	Period	Expenses (1)	Acquisitions (1)	Offs)(1)	Period
Year ended December 31, 2003:
Allowance for doubtful accounts	$632,000	$260,000	$—	$534,000	$358,000

Year ended December 31, 2002:
Allowance for doubtful accounts	$258,000	$793,000	$—	$419,000	$632,000

Year ended December 31, 2001:
Allowance for doubtful accounts	$10,000	$—	$248,000	$—	$258,000

(1)	Additions to the allowance for doubtful accounts are included in general and administrative expense. All deductions or charge offs are charged against the allowance for doubtful accounts. During August 2001, the Company acquired Towne Services, Inc., resulting in the assumption of allowances for certain doubtful accounts.

SIGNATURES

     Pursuant to the requirements of Schedule 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRIVATE BUSINESS, INC

/s/	Henry M. Baroco

Henry M. Baroco
Chief Executive Officer

Date: March 24, 2004

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Henry M. Baroco Henry M. Baroco	Chief Executive Officer and Director	March 24, 2004

/s/ Gerard M Hayden, Jr. Gerard M. Hayden, Jr.	Chief Financial Officer (Principal Financial and Accounting Officer)	March 24, 2004

/s/ David Y. Howe David Y. Howe	Director	March 24, 2004

/s/ David W. Glenn David W. Glenn	Director	March 24, 2004

/s/ Thierry F. Ho Thierry F. Ho	Director	March 24, 2004

/s/ David B. Ingram David B. Ingram	Director	March 24, 2004

/s/ Glenn W. Sturm Glenn W. Sturm	Director	March 24, 2004

INDEX TO EXHIBITS

Exhibit
Number	Description of Exhibit
3.1	Amended and Restated Charter of the Company (incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on No. 333-75013 Form S-1).

3.1.1	Charter Amendment Dated August 9, 2001 (incorporated by reference to Exhibit 3.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).

3.1.2	Charter Amendment Dated January 16, 2004 (incorporated by reference to Exhibit B of the Company’s Definitive Proxy Statement on Schedule 14A filed on December 29, 2003).

3.2	Amended and Restated Bylaws of Private Business (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement No. 333-75013 on Form S-1).

3.2.1	Bylaw Amendment Dated January 20, 2004.

10.1	Stock Purchase Agreement dated as of July 24, 1998 (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement No. 333-75013 on Form S-1).

10.2	Stockholders Agreement dated as of August 7, 1998 (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement No. 333-75013 on Form S-1).

10.3	Registration Rights Agreement dated as of August 7, 1998 (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement No. 333-75013 on Form S-1).

10.4	Credit Agreement dated as of August 7, 1998 (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement No. 333-75013 on Form S-1).

10.4.1	Amendment No. 1 to Credit Agreement dated as of May 5, 1999 (incorporated by reference to Exhibit 10.4.1 to the Company’s Registration Statement No. 333-75013 on Form S-1).

10.4.2	Amendment No. 2 to Credit Agreement dated as of December 31, 1999 (incorporated by reference to Exhibit 10.4.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999).

10.4.3	Amendment No. 3 to Credit Agreement dated as of March 31, 2001 (incorporated by reference to Exhibit 10.4.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001).

10.4.4	Amendment No. 4 to Credit Agreement dated as of June 30, 2001 (incorporated by reference to Exhibit 10.4.4 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).

10.4.5	Amendment No. 5 to Credit Agreement dated as of October 5, 2001 (incorporated by reference to Exhibit 10.4.5 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2001).

10.4.6	Amendment No. 6 to Credit Agreement dated as of December 10, 2001 (incorporated by reference to Exhibit 10.4.6 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2001).

10.4.7	Amendment No. 7 to Credit Agreement dated as of December 31, 2001 (incorporated by reference to Exhibit 10.4.7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2001).

10.4.8
Amendment No. 8 to Credit Agreement dated as of September 30, 2002 (incorporated by reference to Exhibit 10.4.8 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).

10.4.9	Amendment No. 9 to Credit Agreement dated as of April 11, 2003 (incorporated by reference to Exhibit 10.4.9 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).

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

Exhibit
Number	Description of Exhibit
10.11	Employment Agreement Between the Company and Henry M. Baroco (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).

10.12	Advisor Agreement with Thomas L. Black (incorporated by reference to Exhibit 10.14 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).

10.13
Amended and Restated Securities Purchase Agreement dated December 24, 2003, between the Company and Lightyear PBI Holdings, LLC (incorporated by reference to Exhibit A of the Company’s Definitive Proxy Statement on Schedule 14A filed on December 29, 2003).

10.14
Warrant Agreement dated January 20, 2004, by and among the Company and Lightyear PBI Holdings, LLC (incorporated by reference to Exhibit C of the Company’s Definitive Proxy Statement on Schedule 14A filed on December 29, 2003).

10.15
Securityholders Agreement dated January 20, 2004, by and among the Company and Lightyear PBI Holdings, LLC (incorporated by reference to Exhibit D of the Company’s Definitive Proxy Statement on Schedule 14A filed on December 29, 2003).

21	Subsidiaries of Private Business.

23.1	Consent of Ernst & Young LLP.

23.2	Explanation Concerning Absence of Current Written Consent of Arthur Andersen LLP.

31.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Chief Executive Officer.

31.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 — Chief Executive Officer.

32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 — Chief Financial Officer.

     The attachments referenced in these exhibits are not included in this filing but are available from Private Business upon request.