Form 10-Q
period 2004-03-31
PRIVATE BUSINESS INC
filed 2004-05-12
CIK 1069469

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2004

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

Yes ☒ No ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Class	Outstanding as of April 30, 2004

Common Stock, no par value	14,188,989 shares

PRIVATE BUSINESS, INC.

Form 10-Q

For Quarter Ended March 31, 2004

Part I — Financial Information

Item 1. Financial Statements

PRIVATE BUSINESS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS — UNAUDITED

	March 31,	December 31,
(in thousands, except per share data)	2004	2003
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,103	$1,586
Accounts receivable — trade, net of allowance for doubtful accounts of $377 and $358, respectively	4,699	4,632
Accounts receivable — other	111	371
Deferred tax assets	776	859
Prepaid and other current assets	1,022	1,563

Total current assets	8,711	9,011

PROPERTY AND EQUIPMENT, NET	3,251	3,698
OTHER ASSETS:
Software development costs, net	1,226	1,267
Deferred tax assets	3,206	2,980
Intangible and other assets, net	9,469	10,129

Total other assets	13,901	14,376

Total assets	$25,863	$27,085

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$1,430	$1,741
Accrued liabilities	3,473	3,786
Other short-term borrowings	188	388
Dividends payable	775	735
Deferred revenue	525	557
Current portion of long-term debt and capital lease obligations	1,757	3,849

Total current liabilities	8,148	11,056

REVOLVING LINE OF CREDIT	3,250	950
OTHER NONCURRENT LIABILITIES	145	170
LONG-TERM DEBT, net of current portion	2,917	19,277

Total liabilities	14,460	31,453

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY (DEFICIT):
Common stock, no par value; 33,333,333 shares authorized; shares issued and outstanding, 14,110,452 and 14,063,487, respectively	0	0
Series A Preferred Stock, nonconvertible, no par value; 20,000,000 shares authorized, 20,000 shares issued and outstanding	6,209	0
Series B Preferred Stock, convertible, no par value; 20,000,000 shares authorized, 40,031 shares issued and outstanding	114	114
Additional paid-in capital	3,389	(7,326)
Retained earnings	1,691	2,844

Total stockholders’ equity (deficit)	11,403	(4,368)

Total liabilities and stockholders’ equity (deficit)	$25,863	$27,085

The accompanying notes are an integral part of these consolidated financial statements.

PRIVATE BUSINESS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS — UNAUDITED
For the Three Months Ended March 31, 2004 and 2003

(in thousands, except per share data)	2004	2003
REVENUES:
Participation fees	$6,297	$7,061
Software license	53	76
Retail planning services	2,251	2,358
Maintenance and other	1,242	1,571

Total revenues	9,843	11,066

OPERATING EXPENSES:
General and administrative	4,309	5,635
Selling and marketing	4,376	4,664
Research and development	113	238
Amortization	326	425
Other operating expense, net	1,701	44

Total operating expenses	10,825	11,006

OPERATING INCOME (LOSS)	(982)	60
INTEREST EXPENSE, NET	190	352

LOSS BEFORE INCOME TAXES	(1,172)	(292)
Income tax benefit	(457)	(114)

NET LOSS	(715)	(178)
Preferred stock dividends	438	40

NET LOSS AVAILABLE TO COMMON SHAREHOLDERS	$(1,153)	$(218)

LOSS PER SHARE:
Basic	$(0.08)	$(0.02)

Diluted	$(0.08)	$(0.02)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	14,079	14,064

Diluted	14,079	14,064

The accompanying notes are an integral part of these consolidated financial statements.

PRIVATE BUSINESS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT) — UNAUDITED
For the Three Months Ended March 31, 2004

	Shares of		Additional	Retained
	Common	Preferred	Paid-in	Earnings
(in thousands)	Stock	Stock	Capital	(Deficit)	Total
Balance, December 31, 2003	14,063	$114	$(7,326)	$2,844	$(4,368)
Series A preferred stock issuance and common stock warrant issuance	—	6,209	10,685	—	16,894
Preferred stock dividends	—	—	—	(438)	(438)
Exercise of stock options	39	—	23	—	23
Shares issued under employee stock purchase plan	8	—	7	—	7
Comprehensive income (loss):
2004 net loss	—	—	—	(715)	(715)

Balance, March 31, 2004	14,110	$6,323	$3,389	$1,691	$11,403

The accompanying notes are an integral part of these consolidated financial statements.

PRIVATE BUSINESS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED
For the Three Months Ended March 31, 2004 and 2003

(in thousands)	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(715)	$(178)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	803	1,148
Deferred taxes	(143)	(98)
Write-off of debt issuance cost from Fleet debt facility	780	0
Changes in assets and liabilities:
Accounts receivable	193	738
Prepaid and other current assets	140	185
Other assets	24	18
Accounts payable	(311)	102
Accrued liabilities	(312)	(326)
Deferred revenue	(32)	8
Other noncurrent liabilities	0	(187)

Net cash provided by operating activities	427	1,410

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(37)	(46)
Software development costs	(173)	(210)
Payment received on note receivable	15	0

Net cash used in investing activities	(195)	(256)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments on long-term debt	(417)	(1,244)
Repayments on capitalized lease obligations	(111)	(106)
Repayments of other short-term borrowings	(201)	0
Extinguishment of long-term debt facility with Fleet	(23,875)	0
Proceeds from revolving line of credit	750	0
Proceeds from exercise of employee stock options	23	0
Stock issued through employee stock purchase plan	7	21
Net proceeds from sale of Series A preferred shares and common stock warrant	17,295	0
Net proceeds from new debt facility with Bank of America	7,214	0
Payments of declared preferred dividends	(400)	0

Net cash used in financing activities	(285)	(1,329)

NET CHANGE IN CASH AND CASH EQUIVALENTS	517	(175)
CASH AND CASH EQUIVALENTS at beginning of year	1,586	1,146

CASH AND CASH EQUIVALENTS at end of period	$2,103	$971

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash payments for income taxes during period	$158	$100

Cash payments of interest during period	$154	$352

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

     These consolidated financial statements, footnote disclosures and other information should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2003.

B. Summary of Significant Accounting Policies

Principles of Consolidation

     The accompanying financial statements include the accounts of Private Business, Inc. and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

     Our significant accounting policies include revenue recognition and software development costs. Please refer to our Annual Report on Form 10-K for the year ended December 31, 2003 for a more detailed description of these accounting policies.

Stock-Based Compensation

     The Company has elected to account for its stock-based compensation plans under the intrinsic value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and does not utilize the fair value method.

     The following table illustrates the effect on net income (loss) available to common shareholders and earnings (loss) per share if the fair value based method had been applied to all outstanding and unvested awards for the three-month periods ended March 31, 2004 and 2003, respectively.

(in thousands, except per share data)	2004	2003
Net loss available to common shareholders, as reported	$(1,153)	$(218)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects	0	0
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(92)	(177)

Pro forma net loss	$(1,245)	$(395)

	2004	2003
Earnings (loss) per share:
Basic — as reported	$(0.08)	$(0 .02)

Basic — pro forma	$(0.09)	$(0.03)

Diluted — as reported	$(0.08)	$(0.02)

Diluted — pro forma	$(0.09)	$(0.03)

C. Capital Event

     On January 20, 2004, the Company completed the sale of 20,000 shares of Series A non-convertible preferred stock and a warrant to purchase 16,000,000 shares of our common stock ($1.25 per share exercise price) for a total of $20 million (the “Lightyear Transaction”) to Lightyear Fund, L.P. (together with its affiliates, “Lightyear”). The preferred shares carry a cash dividend rate of 10% of an amount equal to the liquidation preference, payable quarterly in arrears, when and as declared by the Board of Directors. The Series A preferred stock has a liquidation preference superior to the common stock and to the extent required by the terms of the Series B preferred stock, in parity with the currently outstanding Series B preferred stock. The liquidation preference is equal to the original $20 million purchase price, plus all accrued but unpaid dividends. In addition, the Securityholders agreement between the Company and Lightyear PBI Holdings, LLC, executed in conjunction with the sale of the preferred stock and warrant, entitles Lightyear to an additional equity purchase right. The equity purchase right allows Lightyear, so long as Lightyear continues to hold any shares of Series A Preferred Stock, all or any portion of its rights under the warrant or any shares of common stock issued pursuant to an exercise of the warrant, the right to purchase its pro rata portion of all or any part of any new securities which the Company may, from time to time, propose to sell or issue. However, in the case of new security issuances resulting from the exercise of employee stock options which have an exercise price less than $1.25 per share, Lightyear must still pay $1.25 per share under this equity purchase right. To the extent that new security issuances resulting from the exercise of employee stock options occur which have an exercise price in excess of $1.25 per share, then Lightyear will be required, if they choose to exercise their equity purchase right, to pay the same price per share as the employee stock options being exercised.

The net proceeds from the Lightyear Transaction are shown below (in thousands):

Cash Received from Lightyear	$20,000
Less:
Broker fees	1,255
Legal and accounting fees	383
Transaction structuring fees	1,200
Other	268

Net Proceeds Received	$16,894

     The net proceeds above were allocated between the preferred stock, the common stock warrant and the additional common stock equity right based upon the estimated fair values of each instruments, resulting in $6.2 million being allocated to the preferred shares and $10.7 million being allocated to the common stock warrant and additional common stock equity right. The estimated fair value of the preferred stock was determined based on valuing the expected preferred stock dividend stream using expected yields ranging from 20.2% to 30.2%. These yield ranges were arrived at by comparison to other similar preferred issuances at companies with similar equity ratings. The estimated fair value of the common stock warrant and additional common stock equity right were determined by using the Black-Scholes model. The assumptions used in this valuation for the warrant included the exercise price of $1.25, the expected life of the warrant of ten years, an interest rate of 4.41% and volatility factors of between 51.9% and 64.3% determined based on selected comparable companies. The assumptions used in this valuation for the additional common stock equity right included exercise prices ranging from $1.25 to $42.64, expected lives between two and seven years, an interest rate of 4.0% and a volatility factor of 75%.

     Simultaneous with the closing of the Lightyear Transaction, the Company entered into the Bank of America Credit Facility. The Bank of America Credit Facility is an $11.0 million facility that includes a term loan in the amount of $5.0 million and a revolving line of credit of up to $6.0 million. The revolving line of credit includes a $1.0 million letter of credit sub-limit. As of March 31, 2004, $7.8 million was outstanding under the Bank of America Credit Facility.

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

     The Bank of America Credit Agreement prohibits the Company from declaring and paying any cash dividends on any class of stock except for the Series A and Series B preferred shares outstanding, provided, that no default, as defined in the Bank of America Credit Agreement, exists as of the date of payment and such payment will not cause a default.

     The total net proceeds of both the Lightyear Transaction and the new credit agreement were used to extinguish the Company’s 1998 credit facility.

     As a result of the 1998 credit facility extinguishment, the Company recorded a charge of $780,000 to write-off the unamortized portion of debt issuance costs as of January 20, 2004. Also, the Lightyear Transaction required that the Company obtain directors and officers tail insurance coverage for periods prior to January 20, 2004. The premium for the tail directors and officers liability insurance coverage totaled approximately $900,000. The Company expensed the entire premium in January 2004. Therefore, first quarter 2004 other operating expense includes two unusual expense items totaling approximately $1.7 million.

D. Net Loss Per Share

     Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted loss per share is computed by dividing net loss available to common shareholders by the weighted average number of common and common equivalent shares outstanding during the period, which includes the additional dilution related to conversion of stock options as computed under the treasury stock method and the conversion of the preferred stock under the if-converted method.

     The following table represents information necessary to calculate earnings per share for the three-month periods ended March 31, 2004 and 2003:

	Three Months Ended March 31,
(in thousands)	2004	2003
Net loss available to common shareholders	$(1,153)	$(218)

Weighted average common shares outstanding	14,079	14,064
Plus additional shares from common stock equivalent shares:
Options, warrant and convertible preferred stock	0	0

Adjusted weighted average common shares outstanding	14,079	14,064

     For the three months ended March 31, 2004 and 2003, approximately 14.9 million and 2.1 million employee stock options, convertible preferred shares and stock warrant were excluded from diluted loss per share calculations, as their effects were anti-dilutive.

E. Bank Covenants

     The Company’s new credit facility with Bank of America is secured by a pledge of all Company assets and imposes financial covenants and requirements and contains limitations on the Company’s ability to sell material assets, redeem capital stock and pay dividends, among other actions. As of March 31, 2004, the Company was in compliance with all such covenants.

F. Legal Proceedings

     As a result of the merger with Towne, we assumed certain outstanding litigation against Towne. Except for the lawsuits described below, we are not currently a party to, and none of our material properties is currently subject to, any material litigation other than routine litigation incidental to our business.

In Re Towne Services, Inc./Securities Litigation

As previously disclosed, the Company reached a final settlement regarding the Towne Services, Inc. (“Towne”) securities class action lawsuit in 2003. On January 30, 2004, the Company entered into a settlement agreement requiring its insurance carrier to fund certain costs of defense incurred in connection with the Towne securities litigation, which amounts have been paid by its insurance carrier.

Edward H. Sullivan, Jr. and Lisa Sullivan v. Towne Services, Inc.

(Towne Services, Inc. as the successor to Banking Solutions, Inc., Bane Leasing.Com, Inc., the successor to BSI Capital Funding, Inc., Moseley & Standerfer, P.C., David R. Frank, Don G. Shafer, and Shannon W. Webb)

As previously disclosed, the Company is a party to a lawsuit involving Towne’s acquisition of Banking Solutions, Inc. (“BSI”) through a stock purchase made by its subsidiary, BSI Acquisition Corp. This lawsuit was filed in December 1998 in the District Court of Collin County, Texas. On July 15, 2002, the District Court of Collin County, Texas granted Towne’s motion for summary judgment on all claims. The Company continues to seek indemnification, pursuant to the BSI stock purchase agreement, from the BSI shareholders for its expenses in defending this action.

G. Segment Information

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

     The following table summarizes the financial information concerning the Company’s reportable segments from continuing operations for the three months ended March 31, 2004 and 2003.

	Three Months Ended			Three Months Ended
	March 31, 2004			March 31, 2003
	Accounts	Retail		Accounts	Retail
	Receivable	Inventory		Receivable	Inventory
	Financing	Forecasting	Total	Financing	Forecasting	Total
(in thousands)
Revenues	$7,592	$2,251	$9,843	$8,708	$2,358	$11,066

Income (loss) before taxes	$(1,429)	$257	$(1,172)	$(405)	$113	$(292)

Assets	$21,674	$4,189	$25,863	$26,215	$5,173	$31,388

Total expenditures for additions to long-lived assets:	$35	$2	$37	$46	$0	$46

H. New Accounting Pronouncements

     In January 2003, the FASB issued FASB Interpretation No. (“FIN”) 46, Consolidation of Variable Interest Entities, to expand upon and strengthen existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. Until now, a company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN 46 changes that guidance by requiring a variable interest entity, as defined, to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual returns or both. FIN 46 also requires disclosure about variable interest entities that the company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003 and to older entities in the first fiscal year or interim period ending after March 15, 2004. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company has adopted the provisions of FIN 46 effective March 31, 2004 which did not have any impact on the Company’s consolidated results of operations and financial position.

PRIVATE BUSINESS, INC.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations Three Months Ended March 31, 2004 and 2003

Note Regarding Forward Looking Information

     This interim report contains several “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 including, without limitation, statements containing the words “may,” “would,” “could,” “will,” “expect,” “anticipate,” “believe,” “intend,” “plan,” and “estimate” and words of similar importance. Such statements include statements concerning our operations, prospects, strategies and financial condition, including our future economic performance, intent, plans and objectives, and the likelihood of success in developing and expanding our business. These statements are based upon a number of assumptions and estimates which are subject to significant uncertainties, many of which are beyond our control. Actual results may differ materially from those expressed or implied by such forward-looking statements. The Company assumes no obligation to update this information. Factors that could cause actual results to differ materially are discussed in our filings with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended December 31, 2003, and include, among other factors, the timely development and market acceptance of products and technologies and competitive market conditions.

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

     On January 20, 2004, we completed a capital restructuring event consisting of the sale of 20,000 shares of our Series A preferred stock and a warrant to purchase up to 16 million shares of our common stock at a price of $1.25 per share to Lightyear Fund, L.P. for a total purchase price of $20 million, as well as the execution of a new long-term credit facility with a bank that allows for total borrowings of up to $11 million. This process was initiated in April 2003 as a result of the ninth amendment to the then existing credit facility, which required that a Capital Event, as defined in the amendment, be pursued and completed by December 31, 2003. As a result, this process consumed a great deal of executive management resources during 2003, which hindered some of the core business initiatives outlined early in 2003. The completion of this Capital Event is a significant milestone in our Company’s history as it improves our capitalization and financial position.

     While we continue to market new products as part of our overall strategy, our primary focus in 2004 will be to return our core receivables financing business to a growth business. We believe that the market for this product is strong, particularly given the indications that an economic recovery is underway. The receivables financing market is strongly influenced by the United States economy, and as the U.S. economy has experienced two years of economic decline, our core business revenues have been negatively impacted. We believe that with an improving and growing economy and initiatives underway, that we can return our core receivables financing business to a growth mode.

     In order to achieve this goal, we have undertaken several key initiatives. First, we intend to invest in our sales force by expanding our bank sales personnel, as well as our business development managers. During the last three years, our average number of sales personnel has declined each year. Now that we have addressed the financial uncertainty related to our high debt service obligations, which constrained our ability to invest in the sales force in prior years, we believe that increasing the size of our sales force is a top priority. Second, we intend to train our entire sales force more effectively in order to achieve higher productivity levels from all of our sales personnel. We have redesigned our sales training agenda for new sales personnel so that they receive more comprehensive training on the products they are expected to sell. Further, we have completed a process of re-training all of our existing sales personnel which took place in February and March of 2004. This training was a four-day session that covered all aspects of the Company’s products, operations, and technologies.

     We believe that successful execution of the sales force initiatives will result in growth of the core business. These initiatives, however, will take a considerable amount of time and effort to implement. We believe these initiatives will not impact our financial results until late 2004.

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

	First Quarter
	2004	2003
Revenues:
Participation fees	64.0%	63.8%
Software license	0.5%	0.7%
Retail planning services	22.9%	21.3%
Maintenance and other	12.6%	14.2%

	100.0%	100.0%
Operating Expenses:
General and administrative	43.8%	50.9%
Selling and marketing	44.5%	42.1%
Research and development	1.1%	2.2%
Amortization	3.3%	3.8%
Other operating expense, net	17.3%	0.4%

	110.0%	99.4%

Operating Income (Loss)	(10.0)%	0.6%
Interest expense, net	1.9%	3.2%

Income (Loss) Before Income Taxes	(11.9)%	(2.6)%
Income Tax Provision (Benefit)	(4.6)%	(1.0)%

Net Income (Loss)	(7.3)%	(1.6)%
Preferred Stock Dividends	4.4%	0.4%

Net Income (Loss) Available to Common Shareholders	(11.7)%	(2.0)%

     Participation fees. Participation fees decreased 10.8% to $6.3 million for the first three months of 2004 compared to $7.1 million for the comparable period of 2003. The decreases were primarily due to a reduction in the total funding through our BusinessManager program to $909 million for the first three months of 2004, compared to $1.1 billion for the comparable period of 2003. The decrease in funding is due to a combination of two factors; fewer merchants funding through our BusinessManager program and lower funding levels at existing merchants due to the slower economy. As a percentage of total revenues, participation fees accounted for 64.0% for the three-month period ended March 31, 2004 compared to 63.8% for the comparable period of 2003.

     Software license. Software license fees decreased 30.3% to $53,000 for the first three months of 2004, compared to $76,000 for the comparable period of 2003. The decrease was due to a decrease in the number of new software license agreements sold during the first quarter of 2004 compared to 2003. This decline is primarily the result of fewer bank salesmen during the first quarter of 2004 as compared to 2003. Software license fees accounted for 0.5% of total revenues for the three months ended March 31, 2004 compared to 0.7% for the comparable period in 2003.

     Retail planning services. Retail planning services revenues declined 4.5% to $2.3 million during the three months ended March 31, 2004 as compared to $2.4 million for the first three months of 2003. The decline is due to fewer forecasting service clients as a result of the slower retail economy. As a percentage of total revenues, retail planning services accounted for 22.9% for the first three months of 2004 compared to 21.3% in the comparable period of 2003.

     Maintenance and other. Maintenance and other fees decreased 20.9% to $1.2 million for the three-month period ended March 31, 2004 compared to $1.6 million for the comparable period for 2003. Maintenance and other fees consist primarily of software maintenance fees, credit and fraud risk insurance commissions earned from the sale of policies to our BusinessManager banks, commissions earned through our referrals of certain merchants to alternative financing companies and account verification services performed for some of our BusinessManager banks. The first three months of 2003 included $250,000 of other revenue resulting from a favorable legal settlement received by the Company. Also contributing to the decline was a decrease in our insurance revenues. Our insurance revenues decreased 9.5% to $637,000 for the first three months of 2004 compared to $704,000 for the comparable period in 2003. The decline in insurance revenues is due to the lower funding levels through the BusinessManager program as discussed above. Maintenance and other fees accounted for 12.6% of total revenues for the three month period ended March 31, 2004 compared to 14.2% for the comparable period in 2003.

     Total revenues. Total revenues for the first three months of 2004 decreased 11.1% to $9.8 million compared to $11.1 million for the first three months of 2003.

     General and administrative. General and administrative expenses decreased 23.5% to $4.3 million for the three-month period ended March 31, 2004 compared to $5.6 million for the comparable period in 2003. The decrease for the three months ended March 31, 2004 is primarily due to reductions in salary and benefits expense as a result of reduced headcount and lower depreciation expense due to lower capital spending during the last twelve months. General and administrative expenses include the cost of our executive, finance, human resources, information and support services, administrative functions and general operations. As a percentage of total revenue, general and administrative expenses decreased 7.1% to 43.8% for the three-month period ended March 31, 2004 compared to the same period in the prior year.

     Selling and marketing. Selling and marketing expenses decreased 6.2% for the three-month period ended March 31, 2004 to $4.4 million compared to $4.7 million for the three-month period ended March 31, 2003. The decrease for the three months ended March 31, 2004 compared to the same period in 2003 was primarily due to lower commissions expense, as a result of lower revenues, as well as, fewer sales personnel. This resulted in decreased compensation, training, and travel expenses. Selling and marketing expenses include the cost of wages and commissions paid to our dedicated business development and bank sales force, travel costs of our sales force, recruiting for new sales and marketing personnel and marketing fees associated with direct and telemarketing programs. As a percentage of total revenue, selling and marketing expenses increased 2.3% to 44.4% for the three-month period of 2004 compared to 42.1% for the comparable period in 2003.

     Research and development. Research and development expenses decreased 52.5% to $113,000 for the first quarter of 2004 compared to $238,000 for the year earlier period. These costs include the non-capitalizable direct costs associated with developing new versions of our system and other projects that have not yet reached technological feasibility. The decrease in costs for the first three months of 2004 was primarily due to more capitalized activity related to new projects meeting the requirements for capitalization, as well as, fewer total employees working in this area, as compared to the same period in 2003. As a percentage of total revenues, research and development expenses decreased to 1.2% for the three months of 2004 compared to 2.2% for the same period in the prior year.

     Amortization. Amortization expenses decreased 23.3% to $326,000 for the first three months of 2004 compared to $425,000 for the comparable period in 2003. These expenses include the cost of amortizing intangible assets including trademarks, software development costs and debt issuance costs (2003 only). The decrease was due to amortization of the Fleet debt issuance costs ceasing on January 20, 2004 as a result of the Capital Event described elsewhere in this document.

     Other operating expenses, net. Other operating expenses increased significantly to $1.7 million for the first quarter of 2004 compared to $44,000 in the same period in the prior year. Other operating expenses include property tax and other miscellaneous costs associated with providing support and services to our client banks. As previously disclosed, for the first quarter of 2004, two unusual charges occurred totaling approximately $1.7 million. As a result of the Capital Event that occurred January 20, 2004 the Company expensed $780,000 of unamortized debt issuance costs related to the extinguished Fleet debt facility. In addition, the Company was required to obtain tail coverage for Directors and Officers liability insurance, which cost the Company $896,000. In accordance with GAAP, the Company expensed the entire cost of this premium at the time of purchase.

     Operating income(loss). As a result of the above factors, we incurred an operating loss of $982,000 for the first quarter of 2004 compared to operating income of $60,000 for the first three months of 2003. As a percentage of total revenue, the operating loss was (10.0)% for the first three months of 2004 compared to operating income of 0.6% for the same period in 2003.

     Interest expense, net. Interest expense, net decreased 46.0% to $190,000 for the three months ended March 31, 2004 compared to $352,000 for the comparable period in 2003. The decrease was primarily due to the reduction of our debt balances in 2004 as a result of the capital event discussed elsewhere in this document.

     Income tax provision (benefit). The income tax benefit was approximately $457,000 for the three months ended March 31, 2004 compared to a tax benefit of $114,000 for the same period in 2003. As a percentage of income before taxes, the income tax rate was 39.0% for both 2004 and 2003.

Liquidity and Capital Resources

     Our primary sources of capital have historically been cash provided by operations, short-term and long-term debt, and investment from stockholders. During the first three months of 2004 our operating activities provided cash of approximately $427,000. We used approximately $195,000 in our investing activities, consisting of capital expenditures of $37,000 and $173,000 of software development costs, partially offset by a note receivable payment proceeds of $15,000. We currently estimate that total capital expenditures for 2004 will be approximately $500,000.

     Cash provided by financing activities totaled $285,000 for the first three months of 2004, which is the result of the closing of the Capital Event.

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

     The Company has entered into the Bank of America Credit Facility on January 19, 2004. The credit facility is secured by a pledge of all of the Company’s assets and contains financial and non-financial covenants. The new credit agreement includes a term loan in the amount of $5.0 million and a revolving line of credit of up to $6.0 million for a total facility of up to $11.0 million. The revolving line of credit includes a $1.0 million letter of credit sub-limit. As of March 31, 2004, $7.8 million was outstanding under the Bank of America Credit Facility.

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

     As of March 31, 2004, the rate, calculated as Libor + 2.25%, was 3.36%.

     The credit agreement includes certain restrictive financial covenants, measured quarterly, relating to net worth, maximum annual capital expenditures, funded debt to EBITDA ratio and fixed charges coverage ratio, as defined in the credit agreement. The credit agreement also contains certain non-financial covenants, including but not limited to a prohibition on declaring and paying any cash dividends on any class of stock, except for the Series A and Series B preferred shares outstanding, provided, that no default, as defined in the credit agreement, exists as of the date of payment and such payment will not cause a default. As of March 31, 2004, the Company was, and expects to be throughout 2004, in compliance with the credit agreement covenants.

     As of March 31, 2004, we had working capital of approximately $563,000 compared to a working capital deficit of approximately $2.0 million as of December 31, 2003. The change in working capital resulted primarily from a decrease in the amount of the current portion of long-term debt by $2.1 million, as well as a decrease in accounts payable and accrued liabilities of $624,000 and an increase in cash of $517,000 partially offset by a $541,000 decrease in prepaid and other current assets. The decrease in the current portion of long-term debt is a result closing the Capital Event transaction discussed above. The decreases in accounts payable and accrued liabilities are primarily attributable to lower overall operating expenses and continued payments of assumed liabilities from the Towne merger. We believe that our line of credit availability along with future operating cash flows will be sufficient to meet our working capital and capital expenditure requirements for the next twelve months.

     The following is a schedule of our obligations and commitments for future payments, excluding contractual interest payment obligations:

(in thousands)	Payments Due by Period
		Less than	1-2	3-4	4 years
Contractual Obligations	Total	1 year	years	years	& after
Revolving Line of Credit	$3,250	$0	$0	$3,250	$0
Long-Term Debt	$4,584	$1,667	$2,917	$0	$0
Capitalized Lease Obligations	$90	$90	$0	$0	$0
Operating Leases	$8,518	$1,504	$2,632	$2,388	$1,994
Other Short-Term Borrowings	$188	$188	$0	$0	$0

Total Contractual Cash Obligations	$16,624	$3,443	$5,549	$5,638	$1,994
Standby Letter of Credit Commitment	$539	$539	$0	$0	$0

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

New Accounting Pronouncements

     In January 2003, the FASB issued FASB Interpretation No. (“FIN”) 46, Consolidation of Variable Interest Entities, to expand upon and strengthen existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. Until now, a company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN 46 changes that guidance by requiring a variable interest entity, as defined, to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual returns or both. FIN 46 also requires disclosure about variable interest entities that the company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003 and to older entities in the first fiscal year or interim period ending after March 15, 2004. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company has adopted the provisions of FIN 46 effective March 31, 2004 which did not have any impact on the Company’s consolidated results of operations and financial position.

Inflation

     We do not believe that inflation has had a material effect on our results of operation. There can be no assurance, however, that our business will not be affected by inflation in the future.

Risk Factors

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     The Company is subject to market risk from exposure to changes in interest rates based on our financing and cash management activities. Our exposure relates primarily to our long-term debt obligations that expire in 2004 and 2006. In the event that interest rates associated with these debt obligations were to increase 100 basis points, the annual impact on future cash flows would be approximately $78,000.

Item 4. Controls and Procedures

     In an effort to ensure that the information the Company must disclose in its filings with the Securities and Exchange Commission is recorded, processed, summarized, and reported on a timely basis, the Company’s principal executive officer and principal financial officer have evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of March 31, 2004. Based on such evaluation, such officers have concluded that, as of March 31, 2004, the Company’s disclosure controls and procedures were effective in timely alerting them to information relating to the Company required to be disclosed in the Company’s periodic reports filed with the SEC. There has been no change in the Company’s internal control over financial reporting during the quarter ended March 31, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In Re Towne Services, Inc./Securities Litigation

As previously disclosed, the Company reached a final settlement regarding the Towne Services, Inc. (“Towne”) securities class action lawsuit in 2003. On January 30, 2004, the Company entered into a settlement agreement requiring its insurance carrier to fund certain costs of defense incurred in connection with the Towne securities litigation, which amounts have been paid by its insurance carrier.

Edward H. Sullivan, Jr. and Lisa Sullivan v. Towne Services, Inc.

(Towne Services, Inc. as the successor to Banking Solutions, Inc., Bane Leasing.Com, Inc., the successor to BSI Capital Funding, Inc., Moseley & Standerfer, P.C., David R. Frank, Don G. Shafer, and Shannon W. Webb)

As previously disclosed, the Company is a party to a lawsuit involving Towne’s acquisition of Banking Solutions, Inc. (“BSI”) through a stock purchase made by its subsidiary, BSI Acquisition Corp. This lawsuit was filed in December 1998 in the District Court of Collin County, Texas. On July 15, 2002, the District Court of Collin County, Texas granted Towne’s motion for summary judgment on all claims. The Company continues to seek indemnification, pursuant to the BSI stock purchase agreement, from the BSI shareholders for its expenses in defending this action.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

     On January 20, 2004, the Company consummated the sale of 20,000 shares of its Series A preferred stock and a warrant to purchase up to 16 million shares of our common stock at an exercise price of $1.25 per share for a total purchase price of $20 million (the “Lightyear Transaction”). The Series A preferred stock and the warrant were sold to Lightyear Fund, L. P., an affiliate of Lightyear Capital. These securities were not registered pursuant to the Securities Act of 1933, as amended (the “Securities Act”), in reliance upon the exemption from the registration requirements of the Securities Act set forth in Section 4(2) of the Securities Act, which relates to the sale of securities by an issuer not involving a public offering. The Series A preferred stock is non-convertible and carries a cash dividend rate of 10% of an amount equal to the liquidation preference, payable quarterly in arrears, when and as declared by the Board of Directors. The Series A preferred stock has a liquidation preference superior to the common stock and, to the extent required by the terms of the Company’s Series B preferred stock, on parity with the currently outstanding Series B preferred stock. The liquidation preference is equal to the original $20 million purchase price, plus all accrued but unpaid dividends. Each share of Series A preferred stock initially will be entitled to 800 votes per share, which will be proportionately reduced as any portion of the common stock warrant is exercised.

Item 4. Submission of Matters to a Vote of Security Holders.

     A special meeting of shareholders was held on January 19, 2004. At the meeting, the Company’s shareholders were asked to approve the Lightyear Transaction, which approval was granted. No other matters were voted upon at the annual meeting.

     The following table sets forth the voting tabulation for the matter voted upon at the meeting:

	Votes	Votes	Votes		Broker
	For	Against	Withheld	Abstentions	Non-Votes
Approval of the Lightyear Transaction	6,238,233	1,993,112	N/A	11,296	N/A

Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits

3.1	-	Amended and Restated Charter of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on No. 333-75013 Form S-1)

3.1.1	-	Charter Amendment Dated August 9, 2001 (incorporated by reference to Exhibit 3.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).

3.1.2	-	Charter Amendment Dated January 16, 2004 (incorporated by reference to Exhibit B of the Company’s Definitive Proxy Statement on Schedule 14A filed on December 29, 2003).

3.2	-	Amended and Restated By-laws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on No. 333-75013 Form S-1)

3.2.1	-	Bylaw Amendment Dated January 20, 2004 (incorporated by reference to Exhibit 3.2.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).

10.1	-	Amended and Restated Securities Purchase Agreement dated December 24, 2003, between the Company and Lightyear PBI Holdings, LLC (incorporated by reference to Exhibit A of the Company’s Definitive Proxy Statement on Schedule 14A filed on December 29, 2003).

10.2	-	Warrant Agreement dated January 20, 2004, by and among the company and Lightyear PBI Holdings, LLC (incorporated by reference to Exhibit C of the Company’s Definitive Proxy Statement on Schedule 14A filed on December 29, 2003).

10.3	-	Securityholders Agreement dated January 20, 2004, by and among the Company and Lightyear PBI Holdings, LLC (incorporated by reference to Exhibit D of the Company’s Definitive Proxy Statement on Schedule 14A filed on December 29, 2003).

10.4	-	Credit Agreement dated as of January 19, 2004 among the Company, certain Guarantees, and Bank of America, N.A.

31.1	-	Certification pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Chief Executive Officer

31.2	-	Certification pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Chief Financial Officer

32.1	-	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Chief Executive Officer

32.2	-	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Chief Financial Officer

     (b) Reports on Form 8-K

1.	A current report on Form 8-K was filed on January 22, 2004 to announce the sale of 20,000 shares of Series A preferred stock and a warrant to acquire 16,000,000 common shares for a total of $20,000,000 to Lightyear Fund, LP.

Signatures

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Private Business, Inc.
(Registrant)

Date: May 12, 2004	By:	/s/ Henry M. Baroco

Henry M. Baroco
Chief Executive Officer

Date: May 12, 2004	By:	/s/ Gerard M. Hayden, Jr.

Gerard M. Hayden, Jr.
Chief Financial Officer