Form 10-Q
period 2004-06-30
PRIVATE BUSINESS INC
filed 2004-08-04
CIK 1069469

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2004

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

Yes ☒ No ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Class	Outstanding as of July 31, 2004

Common Stock, no par value	14,286,187 shares

PRIVATE BUSINESS, INC.

Form 10-Q

For Quarter Ended June 30, 2004

Part 1
Financial Information

Item 1. Financial Statements

PRIVATE BUSINESS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS – UNAUDITED

	June 30,	December 31,
(in thousands, except per share data)	2004	2003
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,495	$1,586
Accounts receivable — trade, net of allowance for doubtful accounts of $263 and $358, respectively	4,781	4,632
Accounts receivable — other	93	371
Deferred tax assets	647	859
Prepaid and other current assets	979	1,563

Total current assets	8,995	9,011

PROPERTY AND EQUIPMENT, NET	2,896	3,698
OTHER ASSETS:
Software development costs, net	1,167	1,267
Deferred tax assets	2,799	2,980
Intangible and other assets, net	9,328	10,129

Total other assets	13,294	14,376

Total assets	$25,185	$27,085

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$1,367	$1,741
Accrued liabilities	3,183	3,786
Other short term borrowings	33	388
Dividends payable	546	735
Deferred revenue	573	557
Current portion of long-term debt and capital lease obligations	1,696	3,849

Total current liabilities	7,398	11,056

REVOLVING LINE OF CREDIT	3,250	950
OTHER NONCURRENT LIABILITIES	121	170
LONG-TERM DEBT, net of current portion	2,500	19,277

Total liabilities	13,269	31,453

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY (DEFICIT):
Common stock, no par value; 33,333,333 shares authorized; shares issued and outstanding, 14,279,076 and 14,063,487, respectively	0	0
Series A Preferred Stock, nonconvertible, no par value; 20,000,000 shares authorized, 20,000 shares issued and outstanding at June 30, 2004	6,209	0
Series B Preferred Stock, convertible, no par value; 20,000,000 shares authorized, 40,031 shares issued and outstanding	114	114
Additional paid-in capital	3,632	(7,326)
Retained earnings	1,961	2,844

Total stockholders’ equity (deficit)	11,916	(4,368)

Total liabilities and stockholders’ equity (deficit)	$25,185	$27,085

The accompanying notes are an integral part of these consolidated financial statements.

PRIVATE BUSINESS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS – UNAUDITED
For the Three Months Ended June 30, 2004 and 2003

(in thousands, except per share data)	2004	2003
REVENUES:
Participation fees	$6,541	$7,148
Software license	60	75
Retail planning services	2,213	2,286
Maintenance and other	1,342	1,670

Total revenues	10,156	11,179

OPERATING EXPENSES:
General and administrative	3,849	4,559
Selling and marketing	4,701	4,655
Research and development	121	93
Amortization	290	423
Other operating expense, net	20	28

Total operating expenses	8,981	9,758

OPERATING INCOME	1,175	1,421
INTEREST EXPENSE, NET	(99)	(399)
OTHER INCOME	265	—

INCOME BEFORE INCOME TAXES	1,341	1,022
Income tax provision	526	399

NET INCOME	815	623
Preferred stock dividends	545	40

NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$270	$583

EARNINGS PER SHARE:
Basic	$0.02	$0.04

Diluted	$0.02	$0.04

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	14,197	14,087

Diluted	14,786	14,116

The accompanying notes are an integral part of these consolidated financial statements.

PRIVATE BUSINESS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS – UNAUDITED
For the Six Months Ended June 30, 2004 and 2003

(in thousands, except per share data)	2004	2003
REVENUES:
Participation fees	$12,838	$14,209
Software license	113	151
Retail planning services	4,463	4,644
Maintenance and other	2,584	3,241

Total revenues	19,998	22,245

OPERATING EXPENSES:
General and administrative	8,158	10,547
Selling and marketing	9,077	9,093
Research and development	235	202
Amortization	616	849
Other operating expense, net	1,720	72

Total operating expenses	19,806	20,763

OPERATING INCOME	192	1,482
INTEREST EXPENSE, NET	(289)	(751)
OTHER INCOME	265	—

INCOME BEFORE INCOME TAXES	168	731
Income tax provision	68	285

NET INCOME	100	446
Preferred stock dividends	983	80

NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$(883)	$366

EARNINGS (LOSS) PER SHARE:
Basic	$(0.06)	$0.03

Diluted	$(0.06)	$0.03

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	14,138	14,076

Diluted	14,138	14,090

The accompanying notes are an integral part of these consolidated financial statements.

PRIVATE BUSINESS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS – UNAUDITED

For the Six Months Ended June 30, 2004 and 2003

(in thousands)	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$100	$446
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,583	2,288
Deferred taxes	393	208
Write-off of debt issuance costs	780	—
Gain on sale of Bank Insurance division	—	(427)
Changes in assets and liabilities:
Accounts receivable, net	141	1,657
Prepaid and other current assets	584	62
Other assets	7	(148)
Accounts payable	(374)	102
Accrued liabilities	(603)	(1,119)
Deferred revenue	15	56
Other noncurrent liabilities	—	(368)

Net cash provided by operating activities	2,626	3,322

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(131)	(79)
Software development costs	(323)	(412)
Payments received on notes receivable	14	—
Proceeds from sale of Bank Insurance division	—	325

Net cash used in investing activities	(440)	(166)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments on long-term debt	(833)	(2,488)
Repayments on capitalized lease obligations	(172)	(205)
Repayments of other short-term borrowings	(355)	—
Extinguishment of long-term debt facility with Fleet	(23,875)	—
Proceeds from revolving line of credit, net	750	—
Proceeds from exercise of employee stock options	268	—
Stock issued through employee stock purchase plan	7	21
Net proceeds from sale of Series A preferred shares and common stock warrant	16,894	—
Proceeds from new debt facility with Bank of America, net of issuance cost of $286	7,214	—
Payments of declared preferred dividends	(1,175)	—

Net cash used in financing activities	(1,277)	(2,672)

NET CHANGE IN CASH AND CASH EQUIVALENTS	909	484
CASH AND CASH EQUIVALENTS at beginning of year	1,586	1,146

CASH AND CASH EQUIVALENTS at end of period	$2,495	$1,630

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash payments for income taxes during period	$234	$197

Cash payments of interest during period	$247	$751

NON-CASH INVESTING ACTIVITIES:
Note receivable for sale of Bank Insurance division	$0	$175

NON-CASH FINANCING ACTIVITIES:
Notes payable for certain insurance and software support contracts	$0	$538

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

     The following table illustrates the effect on net income (loss) available to common shareholders and earnings (loss) per share if the fair value based method had been applied to all outstanding and unvested awards for the three and six month periods ended June 30, 2004 and 2003, respectively.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per share data)	2004	2003	2004	2003
Net income (loss) available to common shareholders, as reported	$270	$583	$(883)	$366
Add: Stock-based employee compensation expense included in reported net income (loss), net of related tax effects	—	—	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(85)	(306)	(177)	(483)

Pro forma net income (loss)	$185	$277	$(1,060)	$(117)

Earnings (loss) per share:
Basic—as reported	$0.02	$0.04	$(0.06)	$0.03

Basic—pro forma	$0.01	$0.02	$(0.07)	$(0.01)

Diluted—as reported	$0.02	$0.04	$(0.06)	$0.03

Diluted—pro forma	$0.01	$0.02	$(0.07)	$(0.01)

C. Reclassifications

     Certain prior year amounts have been reclassified to conform with current year presentation.

D. Capital Event

     On January 20, 2004, the Company completed the sale of 20,000 shares of Series A non-convertible preferred stock and a warrant to purchase 16,000,000 shares of our common stock ($1.25 per share exercise price) for a total of $20 million (the “Lightyear Transaction”) to Lightyear Fund, L.P. (together with its affiliates, “Lightyear”). The Series A preferred shares carry a cash dividend rate of 10% per annum of an amount equal to the liquidation preference, payable quarterly in arrears, when and as declared by the Board of Directors. The Series A preferred stock has a liquidation preference superior to the common stock and to the extent required by the terms of the Series B preferred stock, in parity with the currently outstanding Series B preferred stock. The liquidation preference is equal to the original $20 million purchase price, plus all accrued but unpaid dividends. In addition, the Securityholders agreement between the Company and Lightyear PBI Holdings, LLC, executed in conjunction with the sale of the preferred stock and warrant, entitles Lightyear to an additional equity purchase right. The equity purchase right allows Lightyear, so long as Lightyear continues to hold any shares of Series A Preferred Stock, all or any portion of its rights under the warrant or any shares of common stock issued pursuant to an exercise of the warrant, the right to purchase its pro rata portion of all or any part of any new securities which the Company may, from time to time, propose to sell or issue. However, in the case of new security issuances resulting from the exercise of employee stock options which have an exercise price less than $1.25 per share, Lightyear must still pay $1.25 per share under this equity purchase right. To the extent that new security issuances resulting from the exercise of employee stock options occur which have an exercise price in excess of $1.25 per share, then Lightyear will be required, if it chooses to exercise their equity purchase right, to pay the same price per share as the employee stock options being exercised.

     The net proceeds from the Lightyear Transaction are shown below (in thousands):

Cash Received from Lightyear	$20,000
Less:
Broker fees	1,255
Legal and accounting fees	383
Transaction structuring fees	1,200
Other	268

Net Proceeds Received	$16,894

     The net proceeds above were allocated among the preferred stock, the common stock warrant and the additional common stock equity right based upon the estimated fair values of each instrument, resulting in $6.2 million allocated to the preferred shares and $10.7 million allocated to the common stock warrant and additional common stock equity right. The estimated fair value of the preferred stock was determined based on valuing the expected preferred stock dividend stream using expected yields ranging from 20.2% to 30.2%. These yield ranges were derived by comparison to other similar preferred issuances at companies with similar equity ratings. The estimated fair value of the common stock warrant and additional common stock equity right were determined by using the Black-Scholes model. The assumptions used in this valuation for the warrant included the exercise price of $1.25, the expected life of the warrant of ten years, an interest rate of 4.41% and volatility factors of between 51.9% and 64.3% based on selected comparable companies. The assumptions used in this valuation for the additional common stock equity right included exercise prices ranging from $1.25 to $42.64, expected lives between two and seven years, an interest rate of 4.0% and a volatility factor of 75%.

     Simultaneous with the closing of the Lightyear Transaction, the Company entered into a new credit facility (the “Bank of America Credit Facility”). The Bank of America Credit Facility is an $11.0 million facility that includes a term loan in the amount of $5.0 million and a revolving line of credit of up to $6.0 million. The revolving line of credit includes a $1.0 million letter of credit sub-limit.

     The Bank of America Credit Facility expires on January 19, 2007. The revolving credit commitment reduces by $1.0 million on each of the first two anniversary dates of the credit facility.

     The term loan is repayable in twelve equal quarterly installments of $416,667, along with interest at the applicable margin. Interest is also due on the outstanding revolving line of credit quarterly at the applicable margin. The interest rates of the term loan and revolving loan are based on a pricing grid using the Company’s Funded Debt to EBITDA Ratio, as follows (The Company has the option of choosing the Libor or Base Rate):

Funded Debt to EBITDA	Libor	Base Rate
Less than or equal to 1.0	Libor + 2.25%	0
Greater than 1.0 but less than or equal to 1.25	Libor + 2.50%	0
Greater than 1.25 but less than or equal to 1.50	Libor + 2.75%	0

     The Bank of America Credit Facility includes certain restrictive financial covenants relating to minimum net worth, maximum annual capital expenditures, funded debt to EBITDA ratio and fixed charge coverage ratio.

     The Bank of America Credit Facility prohibits the Company from declaring and paying any cash dividends on any class of stock except for the Series A and Series B preferred shares outstanding, provided that no default, as defined in the Bank of America Credit Facility, exists as of the date of the dividend payment and such dividend payment will not cause a default.

     The total net proceeds of both the Lightyear Transaction and the Bank of America Credit Facility were used to extinguish the Company’s 1998 credit facility.

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

E. Sale of Bank Insurance Business

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

F. Stock Option Grants

     On May 30, 2003, the Company’s Board of Directors approved grants of incentive stock options totaling 745,700 shares to certain employees of the Company. All of the grants have an exercise price equal to the market value of a share of stock as of the date of grant. As such, no compensation expense was recorded in accordance with Accounting Principles Board Opinion No. 25.

G. Other Short-term Borrowings

     During the second quarter of 2003, the Company entered into several short-term notes payable. The notes are for the Company’s Directors and Officers insurance coverage, as well as various annual software maintenance and support contracts. All of the notes are unsecured and have monthly payments that extend less than twelve months.

H. Net Income (Loss) Per Share

     Basic earnings (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common and common equivalent shares outstanding during the period, which includes the additional dilution related to exercise of stock options and warrant as computed under the treasury stock method and the conversion of the preferred stock under the if-converted method.

     The following table represents information necessary to calculate earnings per share for the three and six month periods ended June 30, 2004 and 2003:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2004	2003	2004	2003
Net income (loss) available to common shareholders	$270	$583	$(883)	$366

Weighted average common shares outstanding	14,197	14,087	14,138	14,076
Plus additional shares from common stock equivalent shares:
Options and convertible preferred stock	589	29	—	14

Diluted weighted average common shares outstanding	14,786	14,116	14,138	14,090

     For the six months ended June 30, 2004 and 2003, approximately 18.4 million and 2.2 million employee stock options, warrant and the Series B preferred shares were excluded from diluted earnings per share calculations, as their effects were anti-dilutive.

I. Bank Covenants

     The Company’s Bank of America Credit Facility is secured by a pledge of all Company assets and imposes financial covenants and requirements and contains limitations on the Company’s ability to sell material assets, redeem capital stock and pay dividends, among other actions. As of June 30, 2004, the Company was in compliance with all such covenants.

J. Comprehensive Income

     Comprehensive income for the three and six months ended June 30, 2004 and 2003 was comprised solely of net income.

K. Legal Proceedings

     As a result of the merger with Towne, we assumed certain outstanding litigation against Towne. Except for the lawsuit described below, we are not currently a party to, and none of our material properties is currently subject to, any material litigation other than routine litigation incidental to our business.

     Edward H. Sullivan, Jr. and Lisa Sullivan v. Towne Services, Inc.

(Towne Services, Inc. as the successor to Banking Solutions, Inc., Banc Leasing.Com, Inc., the successor to BSI Capital Funding, Inc., Moseley & Standerfer, P.C., David R. Frank, Don G. Shafer, and Shannon W. Webb)

This lawsuit was the result of Towne’s acquisition of Banking Solutions, Inc. (“BSI”) through a stock purchase made by its subsidiary, BSI Acquisition Corp. This lawsuit was filed in December 1998 in the District Court of Collin County, Texas. Plaintiff Edward Sullivan, Jr. was employed by BSI. Sullivan alleges, among other things, that he had a buy-out agreement with BSI and certain BSI shareholders under whom, in certain circumstances, Sullivan was to receive a commission based on the gross sales price paid by any purchaser of BSI. Sullivan contends that BSI and the other shareholders allegedly fraudulently induced him to release them from the agreement by fraudulently misrepresenting the gross sales price paid by Towne Services’ subsidiary in the stock purchase. Sullivan contends that Towne Services is liable to him as the successor to BSI, and also for allegedly tortuously interfering with the agreement. Sullivan also contends

Towne Services conspired with the other defendants to misrepresent the “gross purchase price.” The District Court of Collin County, Texas granted Towne Service’s Inc. Motion for Summary Judgment on all claims. The Order was entered on July 15, 2002. PBI has sought indemnification from the BSI shareholders for its expenses in defending this action based on the provisions of the BSI stock purchase agreement. The parties to these claims have resolved this matter, and the parties entered into the Settlement and Release Agreement on May 1, 2004.

     The Company is subject to various other legal proceedings, tax matters and other claims which arise in the ordinary course of business. In the opinion of management, the amount of any ultimate liability with respect to these actions will not materially affect the financial position or results of operations of the Company.

L. Segment Information

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

     The following tables summarize the financial information concerning the Company’s reportable segments for the three and six months ended June 30, 2004 and 2003.

	Three Months Ended			Three Months Ended
	June 30, 2004			June 30, 2003
	Accounts	Retail		Accounts	Retail
	Receivable	Inventory		Receivable	Inventory
(in thousands)	Financing	Forecasting	Total	Financing	Forecasting	Total
Revenues	$7,943	$2,213	$10,156	$8,893	$2,286	$11,179

Income before taxes	$945	$396	$1,341	$700	$322	$1,022

Assets	$21,047	$4,138	$25,185	$25,527	$4,771	$30,298

Total expenditures for additions to long-lived assets:	$236	$8	$244	$235	$—	$235

	Six Months Ended			Six Months Ended
	June 30, 2004			June 30, 2003
	Accounts	Retail		Accounts	Retail
	Receivable	Inventory		Receivable	Inventory
(in thousands)	Financing	Forecasting	Total	Financing	Forecasting	Total
Revenues	$15,535	$4,463	$19,998	$17,601	$4,644	$22,245

Income (loss) before taxes	$(485)	$653	$168	$295	$436	$731

Assets	$21,047	$4,138	$25,185	$25,527	$4,771	$30,298

Total expenditures for additions to long-lived assets:	$144	$10	$454	$491	$—	$491

M. New Accounting Pronouncements

     In January 2003, the FASB issued FASB Interpretation No. (“FIN”) 46, Consolidation of Variable Interest Entities, to expand upon and strengthen existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. Until now, a company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN 46 changes that guidance by requiring a variable interest entity, as defined, to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual returns or both. FIN 46 also requires disclosure about variable interest entities that the company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of FIN 46 applied immediately to variable interest entities created after January 31, 2003 and to older entities in the first fiscal year or interim period beginning after March 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company has adopted the provisions of FIN 46 effective March 31, 2004, which did not have any impact on the Company’s consolidated results of operations and financial position.

PRIVATE BUSINESS, INC.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations Three and Six Months Ended June 30, 2004 and 2003

Note Regarding Forward Looking Information

     This interim report contains several “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 including, without limitation, statements containing the words “may,” “would,” “could,” “will,” “expect,” “anticipate,” “believe,” “intend,” “plan,” and “estimate” and words of similar importance. Such statements include statements concerning our operations, prospects, strategies and financial condition, including our future economic performance, intent, plans and objectives, and the likelihood of success in developing and expanding our business. These statements are based upon a number of assumptions and estimates which are subject to significant uncertainties, many of which are beyond our control. Actual results may differ materially from those expressed or implied by such forward-looking statements. The Company assumes no obligation to update this information. Factors that could cause actual results to differ materially are discussed in our filings with the Securities and Exchange Commission, including those identified in the “Risk Factors” section and elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2003, and include, among other factors, the timely development and market acceptance of products and technologies and competitive market conditions.

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

     On January 20, 2004, we completed a capital restructuring event consisting of the sale of 20,000 shares of our Series A preferred stock and a warrant to purchase up to 16 million shares of our common stock at a price of $1.25 per share to Lightyear Fund, L.P. for a total purchase price of $20 million, as well as the execution of a new long-term credit facility with Bank of America that allows for total borrowings of up to $11 million. This process was initiated in April 2003 as a result of the ninth amendment to the then existing credit facility, which required that a Capital Event, as defined in the amendment, be pursued and completed by December 31, 2003. As a result, this process consumed a great deal of executive management resources during 2003, which hindered some of the core business initiatives outlined early in 2003. The completion of this Capital Event is a significant milestone in our Company’s history as it improves our capitalization and financial position.

     While we continue to market new products as part of our overall strategy, our primary focus in 2004 is to return our core receivables financing business to a growth business. We believe that the market for this product is strong, particularly given the indications that an economic recovery is underway. The receivables financing market is strongly influenced by the United States economy, and as the U.S. economy has experienced two years of economic decline, our core business revenues have been negatively impacted. We believe that, with an improving and growing economy and initiatives underway, we can return our core receivables financing business to a growth mode.

     As previously disclosed in our earlier filings, we plan to invest in our sales force in several ways, including expansion of the sales force size and training programs for all sales force personnel, both experienced and new hires. Hiring for the additional positions commenced in the first quarter of this year and is continuing through the date of this filing. Also, during the first quarter of 2004, all experienced sales personnel attended comprehensive training programs. New sales force hires attend programs that have occurred on a periodic basis throughout the first six months of 2004.

     We believe that successful execution of the sales force initiatives will result in growth of the core business. These initiatives, however, will take a considerable amount of time and effort to implement and we can provide no assurances that these initiatives can be successfully implemented. We believe these initiatives will not impact our financial results until late 2004 or beyond.

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

	Second Quarter		Year to Date
	2004	2003	2004	2003
Revenues:
Participation fees	64.4%	63.9%	64.2%	63.9%
Software license	0.6%	0.7%	0.6%	0.7%
Retail planning services	21.8%	20.5%	22.3%	20.9%
Maintenance and other	13.2%	14.9%	12.9%	14.5%

	100.0%	100.0%	100.0%	100.0%
Operating Expenses:
General and administrative	37.9%	40.8%	40.7%	47.4%
Selling and marketing	46.3%	41.6%	45.4%	40.9%
Research and development	1.2%	0.8%	1.2%	0.9%
Amortization	2.8%	3.8%	3.1%	3.8%
Other operating expense, net	0.2%	0.2%	8.6%	0.3%

	88.4%	87.3%	99.0%	93.3%

Operating Income	11.6%	12.7%	0.9%	6.7%
Interest expense, net	(1.0)%	(3.6)%	(1.4)%	(3.4)%
Other income	2.6%	—	1.3%	—

Income Before Income Taxes	13.2%	9.1%	0.9%	3.3%
Income Tax Provision	5.2%	3.6%	0.4%	1.3%

Net Income	8.0%	5.5%	0.5%	2.0%
Preferred Stock Dividends	5.4%	0.4%	4.9%	0.4%

Net Income Available to Common Shareholders	2.6%	5.1%	(4.4)%	1.6%

     Participation Fees. Participation fees decreased 8.5% and 9.6% to $6.5 million and $12.8 million for the second quarter and first six months of 2004 compared to $7.1 million and $14.2 million for the comparable periods of 2003. The decreases were primarily due to a reduction in the total funding through our Business Manager program to $1.03 billion and $1.96 billion for the second quarter and first six months of 2004, compared to $1.15 billion and $2.27 billion for the comparable periods of 2003. The decrease in funding is due to a combination of two factors: fewer merchants funding through our Business Manager program partially offset by higher funding levels at existing merchants. As a percentage of total revenues, participation fees accounted for 64.4% and 64.2% for the second quarter and six month period ended June 30, 2004 compared to 63.9% for the comparable periods of 2003.

     Software license. Software license fees decreased 20.0% and 25.2% to $60,000 and $113,000 for the second quarter and first six months of 2004, compared to $75,000 and $151,000 for the comparable periods of 2003. The decrease was due to fewer software license agreements being sold. This is the result of fewer bank salesmen in the first half of 2004 compared to 2003. Software license fees accounted for 0.6% of total revenues for the second quarter and six months ended June 30, 2004 compared to 0.7% for the comparable periods in 2003.

     Retail planning services. Retail planning services revenues declined 3.2% and 3.9% to $2.2 and $4.5 million during the second quarter and six months ended June 30, 2004 as compared to $2.3 and $4.6 million for the comparable periods of 2003. The decline is due to fewer forecasting service clients and lower support and billing services provided by RMSA to its customers. As a percentage of total revenues, retail planning services accounted for 21.8% and 22.3% for the second quarter and first six months of 2004 compared to 20.5% and 20.9% in the comparable periods of 2003.

     Maintenance and other. Maintenance and other fees decreased 19.6% and 20.3% to $1.3 and $2.6 million for the second quarter and six months ended June 30, 2004 compared to $1.7 and $3.2 million for the comparable periods for 2003. Maintenance and other fees consist primarily of software maintenance fees, credit and fraud risk insurance commissions earned from the sale of policies to our Business Manager banks, commissions earned through our referrals of certain merchants to alternative financing companies and account verification services performed for some of our Business Manager banks. The decrease between years is primarily attributable to and a gain from a customer dispute settlement of $250,000 recognized in the quarter ended March 31, 2003, the gain on sale of the Bank Insurance division totaling $427,000 recognized in the quarter ended June 30, 2003, as well as, decreases in our insurance revenues. Our insurance revenues decreased 2.5% and 6.0% to $692,000 and $1.3 million for the second quarter and first six months of 2004 compared to $710,000 and $1.4 million for the comparable periods in 2003. The decline in insurance revenues is due to the lower funding levels through the Business Manager program as discussed above. Maintenance and other fees accounted for 13.2% and 12.9% of total revenues for the second quarter and six month period ended June 30, 2004 compared to 14.9% and 14.5% for the comparable periods in 2003.

     Total revenues. Total revenues for the second quarter and first six months of 2004 decreased 9.2% and 10.1% to $10.2 and $20.0 million compared to $11.2 and $22.2 million for the comparable periods of 2003.

     General and administrative. General and administrative expenses decreased 15.6% and 22.6% to $3.8 and $8.2 million for the second quarter and six month period ended June 30, 2004 compared to $4.6 and $10.5 million for the comparable periods in 2003. The decrease is primarily due to reductions in salary and benefits expense of approximately $1.3 million as a result of reduced headcount, as well as, reduced depreciation expense of approximately $515,000 due to continued lower capital spending. General and administrative expenses include the cost of our executive, finance, human resources, information and support services, administrative functions and general operations. As a percentage of total revenue, general and administrative expenses decreased 2.9% and 6.7% to 37.9% and 40.7% for the second quarter and six month period ended June 30, 2004 compared to 40.8% and 47.4% for the same periods in the prior year.

     Selling and marketing. Selling and marketing expenses were relatively constant for the second quarter and six month period ended June 30, 2004 at $4.7 and $9.1 million compared to $4.7 and $9.1 million for the comparable periods of 2003. Selling and marketing expenses include the cost of wages and commissions paid to our dedicated business development and bank sales force, travel costs of our sales force, recruiting for new sales and marketing personnel and marketing fees associated with direct and telemarketing programs. Although selling and marketing expenses in total remained unchanged quarter to quarter and year to year, there were several significant fluctuations within this category. Recruiting expenses increased by approximately $180,000 for the six months ended June 30, 2004 as compared to the same period in 2003. This is due to the extensive sales force hiring initiative discussed elsewhere in this document. This increase was offset by a $140,000 decrease in salaries and benefits and a $190,000 decrease in travel and entertainment expense. As a percentage of total revenue, selling and marketing expenses increased 4.7% and 4.5% to 46.3% and 45.4% for the second quarter and six month period of 2004 compared to 41.6% and 40.9% for the comparable periods in 2003.

     Research and development. Research and development expenses increased 30.1% and 16.3% to $121,000 and $235,000 for the second quarter and six month period ended June 30, 2004 compared to $93,000 and $202,000 for the year earlier periods. These costs include the non-capitalizable direct costs associated with developing new versions of our products and other projects that have not yet reached technological feasibility. The increase in costs for the first six months of 2004 was primarily due to less capitalized activity as a result of beginning several new projects in early 2004 that required more research time prior to reaching technological feasibility. As a percentage of total revenues, research and development expenses increased to 1.2% for the second quarter and first six months of 2004 compared to 0.8% and 0.9% for the same periods in the prior year.

     Amortization. Amortization expenses decreased 31.4% and 27.4% to $290,000 and $616,000 for the first six months of 2004 compared to $423,000 and $849,000 for the comparable periods in 2003. These expenses include the cost of amortizing intangible assets including trademarks, software development costs and debt issuance costs. The decrease is due to reductions in amortization expense for deferred debt issuance costs. This is a result of the write-off of $780,000 of deferred debt issuance costs (2003 only) related to the Company’s 1998 credit facility that was extinguished as part of the Capital Event described elsewhere in this document.

     Other operating expenses, net. Other operating expenses for the three months ended June 30, 2004 were flat as compared to the same period in 2003. For the six months ended June 30, 2004 other operating expenses increased $1.6 million to $1.7 million compared to $72,000 for the same period of 2003. As previously disclosed, for the first quarter of 2004, two unusual charges occurred totaling approximately $1.7 million. Other operating expenses include property tax and other miscellaneous costs associated with providing support and services to our client banks.

     Operating income. As a result of the above factors, our operating income totaled $1.2 million and $192,000 for the three and six months period ended June 30, 2004, compared to operating income of $1.4 and $1.5 million for the second quarter and six months of 2003. As a percentage of total revenue, operating income was 11.6% and 0.9% for the second quarter and six months of 2004 compared to 12.7% and 6.7% for the same periods in 2003.

     Interest expense, net. Interest expense, net decreased 75.2% and 61.5% to $99,000 and $289,000 for the second quarter and six months ended June 30, 2004 compared to $399,000 and $751,000 for the comparable periods in 2003. The decrease was primarily due to the reduction of our debt balances in 2004 as a result of the capital event discussed elsewhere in this document. For the six months ended June 30, 2004, interest expense includes approximately $43,000 of debt issuance cost amortization.

     Other income. During the quarter ended June 30, 2004, the Company received proceeds totaling $265,000 relating to notes receivable from former officers of one of the Company’s subsidiaries. These notes had previously been written-off as uncollectible, therefore their collection resulted in this gain.

     Income tax provision. The income tax provision was approximately $526,000 and $68,000 for the second quarter and six months ended June 30, 2004 compared to a provision of $399,000 and $285,000 for the same periods in 2003. As a percentage of income before taxes, the income tax rate was approximately 39.0% for both 2004 and 2003.

Liquidity and Capital Resources

     Our primary sources of capital have historically been cash provided by operations, short-term and long-term debt, and investment from stockholders. During the first six months of 2004 our operating activities provided cash of approximately $2.6 million. We used approximately $440,000 in our investing activities, consisting of capital expenditures of $131,000 and $323,000 of software development costs. We currently estimate that total capital expenditures for 2004 will be approximately $500,000 (excluding expenditures for software development costs).

     Cash used in financing activities totaled $1.3 million for the first six months of 2004, which is the result of the net proceeds received from the Capital Event closing, proceeds of $750,000 from a draw against our line of credit as well as $268,000 of proceeds received from employee stock option exercises. Offsetting these financing receipts were repayments of long-term debt subsequent to the Capital Event totaling $833,000, dividend payments of $1.2 million, capital lease payments of $172,000 and repayments against short-term borrowings of $355,000.

     The Company was the borrower under a credit agreement dated August 7, 1998 between the Company as borrower, Fleet National Bank as administrative agent and a syndicate of other lenders (the “1998 Credit Facility”). This 1998 Credit Facility was secured by a pledge of all of our assets and contained financial and non-financial covenants and contained negative covenants, which, among other things, contained limitations on our ability to sell material assets, redeem capital stock and pay cash dividends. The 1998 Credit Facility was paid in full on January 20, 2004 using the net proceeds received from the Lightyear transaction and the net proceeds from the Bank of America Credit Facility. As such, the Fleet covenants expired at the time of refinancing.

     The Company entered into the Bank of America Credit Facility on January 19, 2004. The credit facility is secured by a pledge of all of the Company’s assets and contains financial and non-financial covenants. The new credit agreement includes a term loan in the amount of $5.0 million and a revolving line of credit of up to $6.0 million for a total facility of up to $11.0 million. The revolving line of credit includes a $1.0 million letter of credit sub-limit. As of June 30, 2004, $7.4 million was outstanding under the Bank of America Credit Facility.

     The Bank of America Credit Facility expires on January 19, 2007. The revolving credit commitment reduces by $1.0 million on each of the first two anniversary dates.

     The term loan is repayable in twelve equal quarterly installments of $416,667, along with interest at the applicable margin. Interest is also due on the revolving loan quarterly at the applicable margin. The interest rates of the term loan and revolving loan are based on a pricing grid using the Company’s Funded Debt to Earnings before Interest, Taxes, Depreciation and Amortization (“EBITDA”) Ratio, as follows (The Company has the option of choosing Libor or Base Rate):

Funded Debt to EBITDA	Libor	Base Rate
Less than or equal to 1.0	Libor + 2.25%	0
Greater than 1.0 but less than or equal to 1.25	Libor + 2.50%	0
Greater than 1.25 but less than or equal to 1.50	Libor + 2.75%	0

     As of June 30, 2004, the rates, calculated as Libor + 2.25%, ranged from 3.4% to 4.2%.

     The credit agreement includes certain restrictive financial covenants, measured quarterly, relating to net worth, maximum annual capital expenditures, funded debt to EBITDA ratio and fixed charges coverage ratio, as defined in the credit agreement. The credit agreement also contains certain non-financial covenants, including but not limited to a prohibition on declaring and paying any cash dividends on any class of stock, except for the Series A and Series B preferred shares outstanding, provided, that no default, as defined in the credit agreement, exists as of the date of payment and such payment will not cause a default. As of June 30, 2004, the Company was, and expects to be throughout 2004, in compliance with the credit agreement covenants.

     As of June 30, 2004, we had working capital of approximately $1.6 million compared to a working capital deficit of approximately $2.0 million as of December 31, 2003. The change in working capital resulted primarily from decreases in accounts receivable and prepaid assets and an increase in other short-term notes payable, partially offset by an increase in cash and a decrease in accrued liabilities. We believe that our line of credit availability along with future operating cash flows will be sufficient to meet our working capital and capital expenditure requirements for the next twelve months.

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

New Accounting Pronouncements

     In January 2003, the FASB issued FASB Interpretation No. (“FIN”) 46, Consolidation of Variable Interest Entities, to expand upon and strengthen existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. Until now, a company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN 46 changes that guidance by requiring a variable interest entity, as defined, to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual returns or both. FIN 46 also requires disclosure about variable interest entities that the company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003 and to older entities in the first fiscal year or interim period beginning after March 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company has adopted the provisions of FIN 46 effective March 31, 2004 which did not have any impact on the Company’s consolidated results of operations and financial position.

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

     Potential Inability to Grow Our Business. Other than the initial contract fee and a small annual support fee, we do not generate any income from banks contracting to utilize Business Manager unless small businesses finance their accounts receivable through our client banks. If we and our client banks cannot retain existing clients and convince potential small business customers of the benefits of Business Manager, such businesses will not continue to use or initiate use of our products and services. Since small business customers of our client banks are the foundation of our business, their unwillingness to use Business Manager or to increase the volume of receivables purchased through Business Manager could have a material adverse effect on our business, operating results and financial condition.

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

     Lightyear Owns a Majority of the Company’s Stock and Therefore Effectively Controls the Company’s Management and Policies. The Lightyear Fund, L.P., an affiliate of Lightyear Capital (the “Lightyear Fund”), through its holdings of Company Series A Preferred Stock, and warrants convertible into common stock, beneficially owns, in the aggregate, approximately 53% of the Company’s common stock. As a result of the Lightyear Fund’s investment in the Company, the Company has agreed to use its best efforts to cause four Lightyear Fund nominees to serve on the Company’s Board of Directors, which would be composed of seven directors. Currently, Lightyear has identified three nominees that are currently serving on the Company’s Board and one vacancy remains. In addition, the Company is required to obtain the approval of holders of the Series A Preferred Stock prior to taking certain actions. The holders of the Series A Preferred Stock have certain pre-emptive rights to participate in future equity financings. In view of its large percentage of ownership and its rights as the holders of the Series A Preferred Stock, the Lightyear Fund effectively controls the Company’s management and policies, such as the appointment of new management and the approval of any other action requiring the approval of the stockholders, including any amendments to the Company’s certificate of incorporation, a sale of all or substantially all of the Company’s assets or a merger. In addition, the Lightyear fund has registration rights with respect to the shares of the Company common stock that it beneficially owns. These rights generally became exercisable after July 18, 2004. Any decision by the Lightyear Fund to exercise such registration rights and to sell a significant amount of its shares in the public market could have an adverse effect on the price of the Company’s common stock.

     The Holders of Our Series A and B Preferred Stock Have a Liquidation Preference Over the Holders of Our Common Stock. Lightyear holds 20,000 shares of Series A preferred stock, and the Company has issued and outstanding 40,031 shares of Series B preferred stock. The Series A preferred shares carry a cumulative cash dividend rate of 10% of an amount equal to the liquidation preference, and the Series B preferred shares carry a cumulative cash dividend rate of $1.0009 per share, each payable quarterly in arrears, when and as declared by the Board of Directors. The Series A preferred stock has a liquidation preference superior to the common stock and, to the extent required by the terms of the Series B preferred stock, in parity with the currently outstanding Series B preferred stock. Upon any liquidation, dissolution or winding up of the Company (including, with respect to the Series A only, a change in control, sale of all or substantially of all the Company’s assets or a merger in which the Company is not the survivor), the Series A liquidation preference provides that Lightyear will be entitled to receive an amount equal to its initial investment of $20 million, plus all accrued but unpaid dividends, and holders of the Series B preferred stock will be entitled to receive the greater of either the amount that the Series B holder would be entitled to receive if it converted its Series B preferred stock into common stock before the liquidation or $50.0425 per share of Series B preferred stock, plus declared but unpaid dividends. Accordingly, in such an event there may not be sufficient assets to make distributions to the holders of the Company’s common stock.

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

     Intended Expansion of Offered Products and Services May Lower Our Overall Profit Margin and New Products may not be Successful. Part of our business strategy is to expand our offering of products and services. We believe that we can provide these services profitably, but such services may generate a lower profit margin than our current products and services. As a result, by offering additional products and services, we may lower our overall profit margin. Although gross revenues would possibly increase, the lowering of our profit margin may be viewed negatively by the stock market, possibly resulting in a reduction in our stock price.

     As stated elsewhere in this filing, we are engaged in introducing several new products to our customer base. Although our research leads us to believe that markets and customers exist for this expansion, there can be no assurances that the introduction and sales of these new products will be sufficient for us to recover our investment in costs.

     Our Products and Services May Not be as Successful in a Slower Economy. If the United States economy further weakens or enters into a recession or depression, our client banks and their small business customers may view the services and benefits provided by Business Manager differently and may be reluctant to use the products and services we provide. In addition, in an economic recession or depression, the customers of small businesses may reduce their purchases of goods and services, thus reducing accounts receivable eligible for our solution. This development could have a material adverse effect on our business, operating results and financial condition.

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

     Private Business’s Revenues Declined in 2003 and 2004 and May Continue to Decline. Private Business’s revenues declined in the first six months of 2004 and all of 2003 as compared to the first six months of 2003 and all of 2002. There is no assurance that revenues will grow in the future. This could cause the financial results of the company to suffer and have a negative effect on the price of Private Business common stock.

     Private Business May Not be Able to Use the Tax Benefit from its Operating Loss Carryforwards. At December 31, 2003, Private Business Inc. had available federal net operating losses, or NOLs, of approximately $40.5 million that will expire beginning in 2011 if not used. The majority of these NOL’s were acquired in connection with the Company’s merger with Towne Services, Inc. The amount of these NOLs available to Private Business in any given year will be limited by Section 382 of the Internal Revenue Code. This limitation could be material and only permit Private Business to realize a small portion of the potential tax benefit of the available NOLs. Private Business estimates it will be able to realize approximately $6.2 million of these NOLs, which has been recorded as a $2.4 million deferred tax asset at December 31, 2003. To the extent that Private Business is not permitted to use these NOLs in future years, some NOLs will not be realized before they expire.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     The Company is subject to market risk from exposure to changes in interest rates based on our financing and cash management activities. Our exposure relates primarily to our long-term debt obligations that expire in 2007. In the event that interest rates associated with these debt obligations were to increase 100 basis points, the annual impact on future cash flows would be approximately $74,000.

Item 4. Controls and Procedures

     In an effort to ensure that the information the Company must disclose in its filings with the Securities and Exchange Commission is recorded, processed, summarized, and reported on a timely basis, the Company’s principal executive officer and principal financial officer have evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of June 30, 2004. Based on such evaluation, such officers have concluded that, as of June 30, 2004, the Company’s disclosure controls and procedures were effective in timely alerting them to information relating to the Company required to be disclosed in the Company’s periodic reports filed with the SEC. There has been no change in the Company’s internal control over financial reporting during the quarter ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – Other Information

Item 1. Legal Proceedings

     As a result of the merger with Towne, we assumed certain outstanding litigation against Towne. Except for the lawsuit described below, we are not currently a party to, and none of our material properties is currently subject to, any material litigation other than routine litigation incidental to our business.

     Edward H. Sullivan, Jr. and Lisa Sullivan v. Towne Services, Inc.

(Towne Services, Inc. as the successor to Banking Solutions, Inc., Bane Leasing.Com, Inc., the successor to BSI Capital Funding, Inc., Moseley & Standerfer, P.C., David R. Frank, Don G. Shafer, and Shannon W. Webb)

This lawsuit was the result of Towne’s acquisition of Banking Solutions, Inc. (“BSI”) through a stock purchase made by its subsidiary, BSI Acquisition Corp. This lawsuit was filed in December 1998 in the District Court of Collin County, Texas. Plaintiff Edward Sullivan, Jr. was employed by BSI. Sullivan alleges, among other things, that he had a buy-out agreement with BSI and certain BSI shareholders under whom, in certain circumstances, Sullivan was to receive a commission based on the gross sales price paid by any purchaser of BSI. Sullivan contends that BSI and the other shareholders allegedly fraudulently induced him to release them from the agreement by fraudulently misrepresenting the gross sales price paid by Towne Services’ subsidiary in the stock purchase. Sullivan contends that Towne Services is liable to him as the successor to BSI, and also for allegedly tortuously interfering with the agreement. Sullivan also contends Towne Services conspired with the other defendants to misrepresent the “gross purchase price.” The District Court of Collin County, Texas granted Towne Service’s Inc. Motion for Summary Judgment on all claims. The Order was entered on July 15, 2002. PBI has sought indemnification from the BSI shareholders for its expenses in defending this action based on the provisions of the BSI stock purchase agreement. The parties to these claims have resolved this matter, and the parties entered into the Settlement and Release Agreement on May 1, 2004.

     The Company is subject to various other legal proceedings, tax matters and other claims which arise in the ordinary course of business. In the opinion of management, the amount of any ultimate liability with respect to these actions will not materially affect the financial position of results of operations of the Company.

Item 4. Submission of Matters to a Vote of Security Holders

     The 2004 annual meeting of shareholders was held on May 18, 2004. At the meeting the reelection of David W. Glenn, a Class 2 Director, and the reelection of Henry M. Baroco, a Class 2 Director, were approved. Continuing directors consisted of: Class 1 directors David Y. Howe, Glenn W. Sturm, and Robert A. McCabe, Jr.; Class 3 directors Thierry F. Ho and David B. Ingram. At the meeting the shareholders voted to approve the Private Business, Inc. 2004 Equity Incentive Plan. No other matters were voted upon at the annual meeting.

     The following table sets forth the voting tabulation for the election of Class 2 Directors voted upon at the meeting:

			Broker
	Votes For	Votes Withheld	Abstentions	Non-Votes
Election of Class 2 Director David W. Glenn	27,961,399	145,641	0	0
Election of Class 2 Director Henry M. Baroco	27,961,824	145,216	0	0

     The following table sets forth the voting tabulation for the Private Business, Inc. 2004 Equity Incentive Plan voted upon at the meeting:

			Broker
	Votes For	Votes Withheld	Abstentions	Non-Votes
Approval of 2004 Equity Incentive Plan for Private Business, Inc.	19,607,580	259,798	21,155	8,218,507

Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits

3.1	–	Amended and Restated Charter of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on No. 333-75013 Form S-1).

3.1.1	–	Charter Amendment Dated August 9, 2001 (incorporated by reference to Exhibit 3.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).

3.1.2	–	Charter Amendment Dated January 16, 2004 (incorporated by reference to Exhibit B of the Company’s Definitive Proxy Statement on Schedule 14A filed on December 29, 2003).

3.2	–	Amended and Restated By-laws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on No. 333-75013 Form S-1).

3.2.1	–	Bylaw Amendment Dated January 20, 2004 (incorporated by reference to Exhibit 3.2.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).

10.1	–	Amended and Restated Securities Purchase Agreement dated December 24, 2003, between the Company and Lightyear PBI Holdings, LLC (incorporated by reference to Exhibit A of the Company’s Definitive Proxy Statement on Schedule 14A filed on December 29, 2003).

10.2	–	Warrant Agreement dated January 20, 2004, by and among the company and Lightyear PBI Holdings, LLC (incorporated by reference to Exhibit D of the Company’s Definitive Proxy Statement on Schedule 14A filed on December 29, 2003).

10.3	–	Securityholders Agreement dated January 20, 2004, by and among the company Lightyear PBI Holdings, LLC (incorporated by reference to Exhibit D of the Company’s Definitive Proxy Statement on Schedule 14A filed on December 29, 2003).

31.1	–	Certificate of CEO pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	–	Certificate of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	–	Certificate of CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	–	Certificate of CFO pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b) Reports on Form 8-K

1.	A current report on Form 8-K was filed on May 18, 2004 to announce the Company’s March 31, 2004 financial results.

Signatures

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Private Business, Inc. (Registrant)
Date: August 4, 2004	By:	/s/ Henry M. Baroco
Henry M. Baroco
Chief Executive Officer

Date: August 4, 2004	By:	/s/ Gerard M. Hayden, Jr.
Gerard M. Hayden, Jr.
Chief Financial Officer