Form 10-Q
period 2004-09-30
PRIVATE BUSINESS INC
filed 2004-11-09
CIK 1069469

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2004

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

Yes [x]       No [  ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes [ ]       No [x]

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Class	Outstanding as of October 31, 2004

Common Stock, no par value	14,382,520 shares

PRIVATE BUSINESS, INC.

Form 10-Q

For Quarter Ended September 30, 2004

Part 1
Financial Information

Item 1.      Financial Statements

PRIVATE BUSINESS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS — UNAUDITED

	September 30,	December 31,
(in thousands, except share data)	2004	2003
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,318	$1,586
Accounts receivable — trade, net of allowance for doubtful accounts of $388 and $358, respectively	4,617	4,575
Accounts receivable — other	89	371
Deferred tax assets	366	859
Prepaid and other current assets	1,224	1,620

Total current assets	8,614	9,011

PROPERTY AND EQUIPMENT, NET	2,683	3,698
OTHER ASSETS:
Software development costs, net	1,232	1,267
Deferred tax assets	2,859	2,980
Intangible and other assets, net	9,188	10,129

Total other assets	13,279	14,376

Total assets	$24,576	$27,085

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$1,655	$1,741
Accrued liabilities	2,169	3,786
Other short term borrowings	—	388
Dividends payable	—	735
Deferred revenue	557	557
Current portion of long-term debt and capital lease obligations	1,667	3,849

Total current liabilities	6,048	11,056

REVOLVING LINE OF CREDIT	3,250	950
OTHER NONCURRENT LIABILITIES	97	170
LONG-TERM DEBT, net of current portion	2,083	19,277

Total liabilities	11,478	31,453

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY (DEFICIT):
Common stock, no par value; 33,333,333 shares authorized; shares issued and outstanding, 14,369,637 and 14,063,487, respectively	—	—
Series A Preferred Stock, nonconvertible, no par value; 20,000,000 shares authorized, 20,000 shares issued and outstanding at September 30, 2004	6,209	—
Series B Preferred Stock, convertible, no par value; 20,000,000 shares authorized, 40,031 shares issued and outstanding	114	114
Additional paid-in capital	3,706	(7,326)
Retained earnings	3,069	2,844

Total stockholders’ equity (deficit)	13,098	(4,368)

Total liabilities and stockholders’ equity (deficit)	$24,576	$27,085

The accompanying notes are an integral part of these consolidated financial statements.

PRIVATE BUSINESS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME — UNAUDITED

For the Three Months Ended September 30, 2004 and 2003

(in thousands, except per share data)	2004	2003
REVENUES:
Participation fees	$6,394	$7,063
Software license	50	62
Retail planning services	2,272	2,244
Maintenance and other	1,282	1,337

Total revenues	9,998	10,706

OPERATING EXPENSES:
General and administrative	3,804	4,355
Selling and marketing	4,638	4,137
Research and development	58	102
Amortization	263	431
Other operating expense, net	19	21

Total operating expenses	8,782	9,046

OPERATING INCOME	1,216	1,660
INTEREST EXPENSE, NET	(93)	(385)
OTHER INCOME	—	—

INCOME BEFORE INCOME TAXES	1,123	1,275
Income tax provision (benefit)	(531)	497

NET INCOME	1,654	778
Preferred stock dividends	540	40

NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$1,114	$738

EARNINGS PER SHARE:
Basic	$0.08	$0.05

Diluted	$0.07	$0.05

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	14,303	14,106

Diluted	14,795	14,210

The accompanying notes are an integral part of these consolidated financial statements.

PRIVATE BUSINESS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME — UNAUDITED

For the Nine Months Ended September 2004 and 2003

(in thousands, except per share data)	2004	2003
REVENUES:
Participation fees	$19,231	$21,272
Software license	164	213
Retail planning services	6,735	6,886
Maintenance and other	3,866	4,578

Total revenues	29,996	32,949

OPERATING EXPENSES:
General and administrative	11,696	14,823
Selling and marketing	13,714	13,309
Research and development	293	304
Amortization	879	1,280
Other operating expense, net	2,006	94

Total operating expenses	28,588	29,810

OPERATING INCOME	1,408	3,139
INTEREST EXPENSE, NET	(382)	(1,136)
OTHER INCOME	266	—

INCOME BEFORE INCOME TAXES	1,292	2,003
Income tax provision (benefit)	(462)	781

NET INCOME	1,754	1,222
Preferred stock dividends	1,523	120

NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$231	$1,102

EARNINGS PER SHARE:
Basic	$0.02	$0.08

Diluted	$0.01	$0.08

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	14,193	14,086

Diluted	14,675	14,131

The accompanying notes are an integral part of these consolidated financial statements.

PRIVATE BUSINESS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED

For the Nine Months Ended September 30, 2004 and 2003

(in thousands)	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,754	$1,222
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,285	3,375
Deferred taxes	614	612
Write-off of debt issuance costs	780	—
Gain on sale of Bank Insurance division	—	(427)
Changes in assets and liabilities:
Accounts receivable, net	240	1,648
Prepaid and other current assets	396	759
Other assets	17	(288)
Accounts payable	(86)	(167)
Accrued liabilities	(1,617)	(1,046)
Deferred revenue	—	16
Other noncurrent liabilities	—	(428)

Net cash provided by operating activities	4,383	5,276

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(315)	(89)
Software development costs	(569)	(555)
Payments received on notes receivable	29	14
Proceeds from sale of Bank Insurance division	—	325

Net cash used in investing activities	(855)	(305)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments on long-term debt	(1,250)	(4,014)
Repayments on capitalized lease obligations	(201)	(301)
Repayments of other short-term borrowings	(414)	(454)
Extinguishment of long-term debt facility with Fleet	(23,875)	—
Proceeds from revolving line of credit, net	750	—
Proceeds from exercise of employee stock options	321	—
Stock issued through employee stock purchase plan	23	47
Net proceeds from sale of Series A preferred shares and common stock warrant	16,894	—
Proceeds from new debt facility with Bank of America, net of issuance cost of $286	7,214	—
Payments of declared preferred dividends	(2,258)	—

Net cash used in financing activities	(2,796)	(4,722)

NET CHANGE IN CASH AND CASH EQUIVALENTS	732	249
CASH AND CASH EQUIVALENTS at beginning of year	1,586	1,146

CASH AND CASH EQUIVALENTS at end of period	$2,318	$1,395

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash payments for income taxes during period	$260	$207

Cash payments of interest during period	$379	$1,147

NON-CASH INVESTING ACTIVITIES:
Note receivable for sale of Bank Insurance division	$—	$175

NON-CASH FINANCING ACTIVITIES:
Notes payable for certain insurance and software support contracts	$—	$865

The accompanying notes are an integral part of these consolidated financial statements.

PRIVATE BUSINESS, INC.

Notes to Consolidated Financial Statements — Unaudited

A.	Basis of Presentation

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

     The following table illustrates the effect on net income (loss) available to common shareholders and earnings (loss) per share if the fair value based method had been applied to all outstanding and unvested awards for the three and nine month periods ended September 30, 2004 and 2003, respectively.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share data)	2004	2003	2004	2003
Net income available to common shareholders, as reported	$1,114	$738	$231	$1,102
Add: Stock-based employee compensation expense included in reported net income (loss), net of related tax effects	—	—	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	77	73	253	556

Pro forma net income (loss)	$1,037	$665	$(22)	$546

Earnings (loss) per share:
Basic—as reported	$0.08	$0.05	$0.02	$0.08

Basic—pro forma	$0.07	$0.05	$(0.00)	$0.04

Diluted—as reported	$0.07	$0.05	$0.01	$0.08

Diluted—pro forma	$0.07	$0.05	$(0.00)	$0.04

C.	Income Taxes

     During September 2004, the Company recorded a $972,000 tax benefit relating to an income tax contingent liability for which the statute of limitations expired in September 2004. This resulted in an overall tax benefit for the third quarter of 2004 totaling $531,000.

D.	Reclassifications

     Certain prior year amounts have been reclassified to conform with current year presentation.

E.	Capital Event

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

Funded Debt to EBITDA	Libor Margin	Base Rate Margin
Less than or equal to 1.0	2.25%	0
Greater than 1.0 but less than or equal to 1.25	2.50%	0
Greater than 1.25 but less than or equal to 1.50	2.75%	0

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

F.	Sale of Bank Insurance Business

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

G.	Stock Option Grants

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

     The following table represents information necessary to calculate earnings per share for the three and nine month periods ended September 30, 2004 and 2003:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2004	2003	2004	2003
Net income available to common shareholders	$1,114	$738	$231	$1,102

Weighted average common shares outstanding
Plus additional shares from common stock equivalent shares:	14,303	14,106	14,193	14,086
Options and convertible preferred stock	492	104	482	45

Diluted weighted average common shares outstanding	14,795	14,210	14,675	14,131

     For the nine months ended September 30, 2004 and 2003, approximately 17.1 million and 2.1 million employee stock options, warrant and the Series B preferred shares were excluded from diluted earnings per share calculations, as their effects were anti-dilutive.

I.	Bank Covenants

     The Company’s Bank of America Credit Facility is secured by a pledge of all Company assets and imposes financial covenants and requirements and contains limitations on the Company’s ability to sell material assets, redeem capital stock and pay dividends, among other actions. As of September 30, 2004, the Company was in compliance with all such covenants.

J.	Comprehensive Income

     Comprehensive income (loss) for the three and nine months ended September 30, 2004 and 2003 was comprised solely of net income (loss).

K.	Legal Proceedings

     The Company is subject to various legal proceedings, tax matters and other claims which arise in the ordinary course of business. In the opinion of management, the amount of any ultimate liability with respect to these actions will not materially affect the financial position or results of operations of the Company.

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

     The following tables summarize the financial information concerning the Company’s reportable segments for the three and nine months ended September 30, 2004 and 2003.

	Three Months Ended			Three Months Ended
	September 30, 2004			September 30, 2003
	Accounts	Retail		Accounts	Retail
	Receivable	Inventory		Receivable	Inventory
(in thousands)	Financing	Forecasting	Total	Financing	Forecasting	Total
Revenues	$7,726	$2,272	$9,998	$8,462	$2,244	$10,706

Income before taxes	$661	$462	$1,123	$866	$409	$1,275

Assets	$20,334	$4,242	$24,576	$24,133	$4,599	$28,732

Total expenditures for additions to long-lived assets:	$313	$117	$430	$151	$2	$153

	Nine Months Ended			Nine Months Ended
	September 30, 2004			September 30, 2003
	Accounts	Retail		Accounts	Retail
	Receivable	Inventory		Receivable	Inventory
(in thousands)	Financing	Forecasting	Total	Financing	Forecasting	Total
Revenues	$23,263	$6,733	$29,996	$26,063	$6,886	$32,949

Income (loss) before taxes	$178	$1,114	$1,292	$1,159	$844	$2,003

Assets	$20,334	$4,242	$24,576	$24,133	$4,599	$28,732

Total expenditures for additions to long-lived assets:	$757	$127	$884	$642	$2	$644

M.	New Accounting Pronouncements

     In 2003, the FASB issued FASB Interpretation No. (“FIN”) 46(R), Consolidation of Variable Interest Entities, to expand upon and strengthen existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. Until now, a company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN 46(R) changes that guidance by requiring a variable interest entity, as defined, to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual returns or both. FIN 46(R) also requires disclosure about variable interest entities that the company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of FIN 46(R) applied to variable interest entities in the first fiscal year or interim period ending after March 15, 2004. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company has adopted the provisions of FIN 46(R) effective March 31, 2004, which did not have any impact on the Company’s consolidated results of operations and financial position.

PRIVATE BUSINESS, INC.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Three and Nine Months Ended September 30, 2004 and 2003

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

     On January 20, 2004, we completed a capital restructuring event consisting of the sale of 20,000 shares of our Series A preferred stock and a warrant to purchase up to 16 million shares of our common stock at a price of $1.25 per share to Lightyear Fund, L.P. for a total purchase price of $20 million, as well as the execution of a new long-term credit facility with Bank of America that allows for total borrowings of up to $11 million. The completion of this Capital Event was a significant milestone in our Company’s history as it improved our capitalization and financial position.

     While we continue to market new products as part of our overall strategy, our primary focus in 2004 is to lay the groundwork for our core receivables financing business to a growth business. We believe that the market for this product is strong, particularly given the indications that an economic recovery is underway. The receivables financing market is strongly influenced by the United States economy, and as the U.S. economy has experienced two years of economic decline, our core business revenues have been negatively impacted. We believe that, with an improving and growing economy and initiatives underway, we can return our core receivables financing business to a growth mode.

     The Company remains focused on improving its sales function. In addition to expanding our sales force and increasing training, we hired a new Chief Sales Officer in August, 2004.

     We believe that successful execution of the sales force initiatives will eventually result in growth of the core business. These initiatives, however, will take a considerable amount of time and effort to implement and we can provide no assurances that these initiatives can be successfully implemented. We believe these initiatives will not impact our financial results until late 2004 or beyond.

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

     Software license fees for Business Manager consist of two components: the license fee and customer training and support fee. These are one-time fees that we receive upon the initial licensing of our Business Manager program to a community bank. Our license agreements are executed with terms ranging from three to five years, and are renewable for subsequent terms. Some agreements contain performance or deferred payment terms that must be met in order for us to receive payment and recognize revenue. We recognize revenues from the license fee once we have met the terms of the customer agreement. The customer training and support fee are recognized ratably over the twelve-month service period subsequent to the activation of the license agreement. Revenue recognition rules for up front fees are complex and do require interpretation and judgment on the part of management. Management has consistently followed the same revenue recognition practices for this type of revenue during all years presented. We believe that this practice most accurately portrays the economic reality of the transactions.

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

	Third Quarter		Year to Date
	2004	2003	2004	2003
Revenues:
Participation fees	64.0%	66.0%	64.1%	64.6%
Software license	0.5%	0.6%	0.5%	0.6%
Retail planning services	22.7%	21.0%	22.5%	20.9%
Maintenance and other	12.8%	12.4%	12.9%	13.9%

	100.0%	100.0%	100.0%	100.0%
Operating Expenses:
General and administrative	38.0%	40.7%	39.0%	45.0%
Selling and marketing	46.4%	38.6%	45.7%	40.4%
Research and development	0.6%	1.0%	1.0%	0.9%
Amortization	2.6%	4.0%	2.9%	3.9%
Other operating expense, net	0.2%	0.2%	6.7%	0.3%

	87.8%	84.5%	95.3%	90.5%

Operating Income	12.2%	15.5%	4.7%	9.5%
Interest expense, net	0.9%	3.6%	1.3%	3.4%
Other income	0.0%	0.0	(0.9)%	0.0%

Income Before Income Taxes	11.3%	11.9%	4.3%	6.1%
Income Tax Provision (Benefit)	(5.3)%	4.6%	(1.5)%	2.4%

Net Income	16.6%	7.3%	5.8%	3.7%
Preferred Stock Dividends	5.4%	0.4%	5.1%	0.4%

Net Income Available to Common Shareholders	11.2%	6.9%	0.7%	3.3%

     Participation fees. Participation fees decreased 9.5% and 9.6% to $6.4 million and $19.2 million for the third quarter and first nine months of 2004 compared to $7.1 million and $21.3 million for the comparable periods of 2003. The decreases were primarily due to a reduction in the total funding through our BusinessManager program to $1.04 billion and $3.02 billion for the third quarter and first nine months of 2004, compared to $1.15 billion and $3.43 billion for the comparable periods of 2003. The decrease in funding is due primarily to fewer merchants funding through our BusinessManager program. As a percentage of total revenues, participation fees accounted for 64.0% and 64.1% for the third quarter and nine month period ended September 30, 2004 compared to 66.0% and 64.6% for the comparable periods of 2003. (NOTE: The first quarter 10Q disclosed total BusinessManager funding of $909 million and $1.1 million for the first quarter of 2004 and 2003, respectively. These funding numbers were incorrect. The correct funding numbers for the first quarters of 2004 and 2003 were $957 million and $1.12 million, respectively).

     Software license. Software license fees decreased 19.4% and 23.0% to $50,000 and $164,000 for the third quarter and first nine months of 2004, compared to $62,000 and $213,000 for the comparable periods of 2003. The decrease was due to fewer software license agreements being sold. This is the result of fewer bank salesmen in the first half of 2004 compared to 2003. Software license fees accounted for 0.5% of total revenues for the third quarter and nine months ended September 30, 2004 compared to 0.6% for the comparable periods in 2003.

     Retail planning services. Retail planning services revenues increased 1.2% to $2.3 million during the third quarter and declined 2.2% to $6.7 million for the nine months ended September 30, 2004 as compared to $2.2 and $6.9 million for the comparable periods of 2003. The quarter to quarter increase for the third quarter is due to an increase in the number of forecast plans produced in the third quarter of 2004 as compared to the same quarter in the prior year. The year over year decline is due primarily to lower point of sale system support and billing services provided by RMSA to its customers. As a percentage of total revenues, retail planning services accounted for 22.7% and 22.5% for the third quarter and first nine months of 2004 compared to 21.0% and 20.9% in the comparable periods of 2003.

     Maintenance and other. Maintenance and other fees decreased 4.1% and 15.6% to $1.3 and $3.9 million for the third quarter and nine months ended September 30, 2004 compared to $1.3 and $4.6 million for the comparable periods for 2003. Maintenance and other fees consist primarily of software maintenance fees, credit and fraud risk insurance commissions earned from the sale of policies to our BusinessManager banks, commissions earned through our referrals of certain merchants to alternative financing companies and account verification services performed for some of our BusinessManager banks. The decrease between years is primarily attributable to a gain from a customer dispute settlement of $250,000 recognized in the quarter ended March 31, 2003, the gain on sale of the Bank Insurance division totaling $427,000 recognized in the quarter ended June 30, 2003, as well as, decreases in our insurance revenues. Our insurance revenues decreased 14.2% and 8.9% to $637,000 and $2.0 million for the third quarter and first nine months of 2004 compared to $743,000 and $2.2 million for the comparable periods in 2003. The decline in insurance revenues is due to the lower funding levels through the BusinessManager program as discussed above. Maintenance and other fees accounted for 12.8% and 12.9% of total revenues for the third quarter and nine month period ended September 30, 2004 compared to 12.4% and 13.9% for the comparable periods in 2003.

     Total revenues. Total revenues for the third quarter and first nine months of 2004 decreased 6.6% and 9.0% to $10.0 and $30.0 million compared to $10.7 and $32.9 million for the comparable periods of 2003.

     General and administrative. General and administrative expenses decreased 12.7% and 21.1% to $3.8 and $11.7 million for the third quarter and nine month period ended September 30, 2004 compared to $4.4 and $14.8 million for the comparable periods in 2003. The decrease is primarily due to reductions in salary and benefits expense of approximately $1.2 million as a result of reduced headcount, as well as, reduced depreciation expense of approximately $773,000 due to continued lower capital spending. General and administrative expenses include the cost of our executive, finance, human resources, information and support services, administrative functions and general operations. As a percentage of total revenue, general and administrative expenses decreased 6.6% and 13.3% to 38.0% and 39.0% for the third quarter and nine month period ended September 30, 2004 compared to 40.7% and 45.0% for the same periods in the prior year.

     Selling and marketing. Selling and marketing expenses increased 12.1% and 3.0% to $4.6 and $13.7 million for the third quarter and nine month period ended September 30, 2004 compared to $4.1 and $13.3 million for the comparable periods of 2003. Selling and marketing expenses include the cost of wages and commissions paid to our dedicated business development and bank sales force, travel costs of our sales force, recruiting for new sales and marketing personnel and marketing fees associated with direct and telemarketing programs. Although selling and marketing expenses in total remained unchanged quarter to quarter and year to year, there were several significant fluctuations within this category. Recruiting expenses increased by approximately $290,000 for the nine months ended September 30, 2004 as compared to the same period in 2003. This is due to the extensive sales force hiring initiative discussed elsewhere in this document. Also contributing to the increase between periods was a $156,000 increase in marketing expense. During the third quarter of 2004, the Company completed a project to rebrand the Company with a new logo and sales and marketing materials. As a percentage of total revenue, selling and marketing expenses increased 20.2% and 13.1% to 46.4% and 45.7% for the third quarter and nine month period of 2004 compared to 38.6% and 40.4% for the comparable periods in 2003.

     Research and development. Research and development expenses decreased 43.1% and 3.6% to $58,000 and $293,000 for the third quarter and nine month period ended September 30, 2004 compared to $102,000 and $304,000 for the year earlier periods. These costs include the non-capitalizable direct costs associated with developing new versions of our products and other projects that have not yet reached technological feasibility. The decrease in costs for the first nine months of 2004 was primarily due to increased capitalization activity as a result of extensive work on several new projects that began capitalization late in the first quarter of 2004. As a percentage of total revenues, research and development expenses decreased to 0.6% for the third quarter and increased to 1.0% for the first nine months of 2004 compared to 1.0% and 0.9% for the same periods in the prior year.

     Amortization. Amortization expenses decreased 39.0% and 31.3% to $263,000 and $879,000 for the first nine months of 2004 compared to $431,000 and $1.3 million for the comparable periods in 2003. These expenses include the cost of amortizing intangible assets including trademarks, software development costs and debt issuance costs (2003 only). The decrease is due to reductions in amortization expense for deferred debt issuance costs. This is a result of the write-off of $780,000 of deferred debt issuance costs related to the Company’s 1998 credit facility that was extinguished as part of the Capital Event described elsewhere in this document.

     Other operating expenses, net. Other operating expenses for the three months ended September 30, 2004 were flat as compared to the same period in 2003. For the nine months ended September 30, 2004 other operating expenses increased $1.9 million to $2.0 million compared to $94,000 for the same period of 2003. As previously disclosed, for the first quarter of 2004, two unusual charges occurred totaling approximately $1.7 million related to the January 2004 Capital Event. Other operating expenses include property tax and other miscellaneous costs associated with providing support and services to our client banks.

     Operating income. As a result of the above factors, our operating income totaled $1.2 million and $1.4 million for the three and nine month periods ended September 30, 2004, compared to operating income of $1.7 and $3.1 million for the third quarter and nine months of 2003. As a percentage of total revenue, operating income was 11.8% and 4.6% for the third quarter and nine months of 2004 compared to 15.5% and 9.5% for the same periods in 2003.

     Interest expense, net. Interest expense, net decreased 75.8% and 66.1% to $93,000 and $382,000 for the third quarter and nine months ended September 30, 2004 compared to $385,000 and $1.1 million for the comparable periods in 2003. The decrease was primarily due to the reduction of our debt balances in 2004 as a result of the capital event discussed elsewhere in this document. For the nine months ended September 30, 2004, interest expense includes approximately $67,000 of debt issuance cost amortization.

     Other income. During the nine months ended September 30, 2004, the Company received proceeds totaling $266,000 relating to notes receivable from former officers of one of the Company’s subsidiaries. These notes had previously been written-off as uncollectible, therefore their collection resulted in this gain.

     Income tax provision (benefit). The income tax benefit was approximately $531,000 and $462,000 for the third quarter and nine months ended September 30, 2004 compared to a provision of $497,000 and $781,000 for the same periods in 2003. During September of 2004, the Company recorded a tax benefit of $972,000 relating to an income tax contingent liability for which the statute of limitations expired in September 2004. As a result, the effective tax rate for the quarter ended September 30, 2004 was (47.2%). The Company expects its effective tax rate to be approximately 39.0% in all future periods. As a percentage of income before taxes, the income tax rate was approximately 39.0% for all of 2003.

Liquidity and Capital Resources

     Our primary sources of capital have historically been cash provided by operations, short-term and long-term debt, and investment from stockholders. During the first nine months of 2004 our operating activities provided cash of approximately $4.4 million. We used approximately $855,000 in our investing activities, consisting of capital expenditures of $315,000 and $569,000 of software development costs. We currently estimate that total capital expenditures for 2004 will be approximately $600,000 (excluding expenditures for software development costs).

     Cash used in financing activities totaled $2.8 million for the first nine months of 2004, which is (i) the sum of the net proceeds received from the Capital Event closing, proceeds of $750,000 from a draw against our line of credit and $321,000 of proceeds received from employee stock option exercises; minus (ii) the sum of repayments of long-term debt subsequent to the Capital Event totaling $1.2 million, dividend payments of $2.3 million, capital lease payments of $201,000 and repayments against short-term borrowings of $414,000.

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

     The Company entered into the Bank of America Credit Facility on January 19, 2004. The credit facility is secured by a pledge of all of the Company’s assets and contains financial and non-financial covenants. The new credit agreement includes a term loan in the amount of $5.0 million and a revolving line of credit of up to $6.0 million for a total facility of up to $11.0 million. The revolving line of credit includes a $1.0 million letter of credit sub-limit. As of September 30, 2004, $7.0 million was outstanding under the Bank of America Credit Facility.

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

Funded Debt to EBITDA	Libor Margin	Base Rate Margin
Less than or equal to 1.0	2.25%	0
Greater than 1.0 but less than or equal to 1.25	2.50%	0
Greater than 1.25 but less than or equal to 1.50	2.75%	0

     As of September 30, 2004, the rates, calculated as Libor + 2.25%, ranged from 3.87% to 4.75%.

     The credit agreement includes certain restrictive financial covenants, measured quarterly, relating to net worth, maximum annual capital expenditures, funded debt to EBITDA ratio and fixed charge coverage ratio, as defined in the credit agreement. The credit agreement also contains certain non-financial covenants, including but not limited to a prohibition on declaring and paying any cash dividends on any class of stock, except for the Series A and Series B preferred shares outstanding, provided, that no default, as defined in the credit agreement, exists as of the date of payment and such payment will not cause a default. As of September 30, 2004, the Company was, and expects to be throughout 2004, in compliance with the credit agreement covenants.

     As of September 30, 2004, we had working capital of approximately $2.6 million compared to a working capital deficit of approximately $2.0 million as of December 31, 2003. The change in working capital resulted primarily from an increase in cash and decreases in accounts payable, accrued liabilities, other short-term borrowings, dividends payable and the current portion of long-term debt. We believe that our line of credit availability along with future operating cash flows will be sufficient to meet our working capital and capital expenditure requirements for the next twelve months.

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

New Accounting Pronouncements

     In 2003, the FASB issued FASB Interpretation No. (“FIN”) 46(R), Consolidation of Variable Interest Entities, to expand upon and strengthen existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. Until now, a company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN 46(R) changes that guidance by requiring a variable interest entity, as defined, to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual returns or both. FIN 46(R) also requires disclosure about variable interest entities that the company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of FIN 46(R) apply to variable interest entities in the first fiscal year or interim period ending after March 15, 2004. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company has adopted the provisions of FIN 46(R) effective March 31, 2004 which did not have any impact on the Company’s consolidated results of operations and financial position.

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

     Private Business’s Revenues Declined in 2003 and 2004 and May Continue to Decline. Private Business’s revenues declined in the first nine months of 2004 and all of 2003 as compared the comparable prior periods. There is no assurance that revenues will grow in the future. This could cause the financial results of the company to suffer and have a negative effect on the price of Private Business common stock.

     Private Business May Not be Able to Use the Tax Benefit from it’s Operating Loss Carryforwards. At December 31, 2003, Private Business Inc. had available federal net operating losses, or NOLs, of approximately $40.5 million that will expire beginning in 2011 if not used. The majority of these NOL’s were acquired in connection with the Company’s merger with Towne Services, Inc. The amount of these NOLs available to Private Business in any given year will be limited by Section 382 of the Internal Revenue Code. This limitation could be material and only permit Private Business to realize a small portion of the potential tax benefit of the available NOLs. Private Business estimates it will be able to realize approximately $7.0 million of these NOLs, which has been recorded as a $2.7 million deferred tax asset at September 30, 2004. To the extent that Private Business is not permitted to use these NOLs in future years, some NOLs will not be realized before they expire.

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

     The Company is subject to market risk from exposure to changes in interest rates based on our financing and cash management activities. Our exposure relates primarily to our long-term debt obligations that expire in 2007. In the event that interest rates associated with these debt obligations were to increase 100 basis points, the annual impact on future cash flows would be approximately $70,000.

Item 4.	Controls and Procedures

     In an effort to ensure that the information the Company must disclose in its filings with the Securities and Exchange Commission is recorded, processed, summarized, and reported on a timely basis, the Company’s principal executive officer and principal financial officer have evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of September 30, 2004. Based on such evaluation, such officers have concluded that, as of September 30, 2004, the Company’s disclosure controls and procedures were effective in timely alerting them to information relating to the Company required to be disclosed in the Company’s periodic reports filed with the SEC. There has been no change in the Company’s internal control over financial reporting during the quarter ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — Other Information

Item 1.	Legal Proceedings

     The Company is subject to various legal proceedings, tax matters and other claims which arise in the ordinary course of business. In the opinion of management, the amount of any ultimate liability with respect to these actions will not materially affect the financial position or results of operations of the Company.

Item 6.	Exhibits and Reports on Form 8-K

     (a)       Exhibits

3.1	—	Amended and Restated Charter of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on No. 333-75013 Form S-1).
3.1.1	—	Charter Amendment Dated August 9, 2001 (incorporated by reference to Exhibit 3.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).
3.1.2	—	Charter Amendment Dated January 16, 2004 (incorporated by reference to Exhibit B of the Company’s Definitive Proxy Statement on Schedule 14A filed on December 29, 2003).
3.2	—	Amended and Restated By-laws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on No. 333-75013 Form S-1).
3.2.1	—	Bylaw Amendment Dated January 20, 2004 (incorporated by reference to Exhibit 3.2.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).
10.1	—	Amended and Restated Securities Purchase Agreement dated December 24, 2003, between the Company and Lightyear PBI Holdings, LLC (incorporated by reference to Exhibit A of the Company’s Definitive Proxy Statement on Schedule 14A filed on December 29, 2003).
10.2	—	Warrant Agreement dated January 20, 2004, by and among the company and Lightyear PBI Holdings, LLC (incorporated by reference to Exhibit D of the Company’s Definitive Proxy Statement on Schedule 14A filed on December 29, 2003).
10.3	—	Securityholders Agreement dated January 20, 2004, by and among the company Lightyear PBI Holdings, LLC (incorporated by reference to Exhibit D of the Company’s Definitive Proxy Statement on Schedule 14A filed on December 29, 2003).
10.4	—	Employment agreement with Henry M. Baroco dated July 1, 2004.
10.5	—	Incentive Stock Option agreement with Henry M. Baroco dated August 4, 2004.
10.6	—	Employment agreement with Arthur J. Kimicata dated August 18, 2004.
31.1	—	Certificate of CEO pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	—	Certificate of CFO pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	—	Certificate of CEO pursuant to to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	—	Certificate of CFO pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)       Reports on Form 8-K

1.	A current report on Form 8-K was filed on August 25, 2004 to announce the appointment of Arthur J. Kimicata as the Company’s new Chief Sales Officer.

     Signatures

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Private Business, Inc. (Registrant)
Date: November 9, 2004	By:	/s/ Henry M. Baroco
Henry M. Baroco
Chief Executive Officer

Date: November 9, 2004	By:	/s/ Gerard M. Hayden, Jr.
Gerard M. Hayden, Jr.
Chief Financial Officer