Form 10-K
period 2004-12-31
PRIVATE BUSINESS INC
filed 2005-03-18
CIK 1069469

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D. C. 20549

FORM 10-K

CHECK ONE:
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004,

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES ACT OF 1934 [NO FEE REQUIRED]
FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER 000-25959

PRIVATE BUSINESS, INC.
 (Exact name of Registrant as specified in its charter)

TENNESSEE	62-1453841
(State or other jurisdiction of Incorporation or organization)	(I. R. S. Employer Identification No.)

9020 OVERLOOK BOULEVARD BRENTWOOD, TENNESSEE	37027
(Address of principal executive offices)	(Zip Code)

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

          Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

Yes ☐	No ☒

          The aggregate market value of Registrant’s voting stock held by non-affiliates of the Registrant, computed by reference to the price at which the stock was sold, or average of the closing bid and asked prices, as of June 30, 2004 was approximately $22,063,680.

          On March 10, 2005, 14,650,927 shares of the Registrant’s no par value Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the Registrant’s definitive proxy statement for its 2005 annual meeting of stockholders are incorporated by reference into Part III, Items 10, 11, 12, 13 and 14 of this Form 10-K.

PART I

Item 1.	Business.

Recent Developments

          New Chief Financial Officer. On January 14, 2005, Private Business, Inc. (“Private Business” or the “Company”) announced that J. Scott Craighead, the Company’s Vice President of Finance, was named our Chief Financial Officer, replacing Gerard M. Hayden, Jr.   Mr. Craighead has been with the Company since July 2002.  Prior to joining the Company, Mr. Craighead was a Senior Audit Manager for Ernst & Young LLP.

          Introduction of Two New Products.  During the fourth quarter of 2004, the Company introduced two new products; MedCash Manager and MarketingManager.  MedCash Manager is very similar to BusinessManager, but is focused strictly on receivables financing for medical businesses.  We believe this product is a natural extension of BusinessManager.  The second new product is MarketingManager, which is a scalable, online advertising library for financial institutions and financial services providers.  The product is delivered via a Web-portal in an ASP environment, with all content and data housed on servers at our Brentwood, Tennessee facility.  MarketingManager consists of over 600 “ready-to-use” advertising campaigns for retail, commercial, mortgage, insurance and investment services provided by financial institutions.  MarketingManager is a subscription based service designed to allow subscribers to pick and choose the appropriate advertising campaign based on their needs.

          Enhanced Functionality Added to BusinessManager.  During the fourth quarter of 2004, we introduced new functionality to our web-based version of BusinessManager.  The new version includes a new pricing option available for our bank customers, which we believe will allow our banks to price the BusinessManager program more competitively when necessary to secure a small business customer.  As such, we believe that this further broadens the scope of businesses that can benefit from receivables financing through Business Manager.  This new version is more scalable than prior versions of BusinessManager and offers increased processing efficiencies and ease of use for our bank customers.  The new version of BusinessManager is web-based and hosted by us, thereby eliminating the need for hardware and software support, as well as database maintenance, by bank personnel.  All of the hardware, software support and database maintenance are administered by our technical staff in Brentwood, Tennessee.

General

          Private Business was incorporated in Tennessee in 1990. We are a leading supplier of financial technology to community banks and small businesses.  We offer two principal services directed at small businesses. The first is a solution that helps banks market and manage accounts receivable financing. The second is a forecast and tracking service that allows retail chains to better manage their inventories. Our accounts receivable financing solution, BusinessManager®, is offered through a nationwide network of client banks, and helps these banks provide cash flow and financing to thousands of small businesses across the United States. BusinessManager provides targeted marketing, software and transaction processing services, linking Private Business to our client banks and small business customers. Our retail division, RMSA, offers retail inventory management and forecasting services to smaller retail stores and regional chains throughout the United States and Canada.

          The BusinessManager solution enables our network of over 600 client banks to purchase accounts receivable from their small business customers. The banks then process, bill and track those receivables on an ongoing basis. A major component of our solution is sales and marketing support for our client banks, and we work with these institutions to design, implement and manage the sale of BusinessManager accounts receivable financing services to their small business customers. We help these banks reach customers they might not otherwise access because of cost or system constraints. Some banks will perform the basic administrative and detail transaction processing within their own organizations. Others rely on us for this infrastructure and support, which we provide through our product, Private Business Processing (“PBP”). In addition to maintaining the BusinessManager software and databases related to the accounts receivable financing service, the PBP product also provides staffing for transaction support and more efficient banking services such as lockboxes with automated clearing house transactions, accelerating funds flow and account credits.

          A number of other products, including credit and fraud insurance, account verification services, marketing services, line of credit monitoring and identity verification services, are offered in conjunction with the BusinessManager solution or as stand-alone products geared towards the community bank market.

          As a complement to BusinessManager, we advise and train our client banks concerning risk management procedures and offer insurance products that mitigate their exposure to fraud and non-payment. We assume none of the payment risk in the banks’ purchase of receivables.  All such risk falls upon the client banks and their small business customers.

          The BusinessManager solution benefits both our client banks and their small business customers. The solution introduces our client banks to a new type of high-margin fee generating service in a financing sector they otherwise might be unable to cost-effectively market and serve. BusinessManager also provides small business customers with access to a new type of bank financing that may better fit their business needs and capital position.

          Since 1994 the American Bankers Association, through its subsidiary, the Corporation for American Banking, has endorsed BusinessManager. The American Bankers Association employs a due diligence process in endorsing products, including conducting interviews with banks and customers regarding the product. Only 26 companies have the American Bankers Association’s endorsement, and BusinessManager is the only product of its type that has received the endorsement.

          RMSA serves small business retail establishments. One of the critical success factors for retail establishments is the proper ordering and turnover of inventory. RMSA, which employs a sales force of experienced consultants that use our proprietary software and databases, works closely with retailers in helping them manage their purchasing, turnover and disposition of stock items. We normally receive a monthly fee from RMSA customers based on the number of inventory items, or classifications, to be tracked. RMSA usually delivers a report on a monthly basis to its retail customers, which forecasts inventory needs based on historical trends. Approximately 80% of RMSA’s forecasting revenue is recurring in nature.

          The Company’s principal executive offices are located at 9020 Overlook Boulevard, Brentwood, Tennessee 37027, and its telephone number at that address is (615) 221-8400.

Industry Background

Community Banks and Small Businesses

          As of December 31, 2004, the Federal Deposit Insurance Corporation (“FDIC”) listed 8,980 institutions as FDIC insured. We believe that approximately 6,000 of these banks are candidates for our BusinessManager program.

          Dun & Bradstreet tracks approximately 16.0 million small businesses in the U.S. with less than $25.0 million of annual sales. Private Business believes that approximately 6.2 million of these businesses are potential prospects for the BusinessManager system based on their size, industry and receivables patterns.

          The capital markets in which community banks and small businesses operate are driven by several key forces including:

•

Financing for Small Businesses. Many small businesses are growing rapidly and are financially sound but are not eligible for sufficient traditional bank financing. We believe that, for many of these small businesses, the need for working capital is a significant obstacle to growth, and that these businesses spend much time, money and effort on receivables and cash management. Community banks typically are unwilling to provide traditional financing to small businesses for a number of reasons such as the particular small business’s lack of credit history or the industry or geographic area in which the business operates. In other cases, businesses have reached their bank’s credit limit for traditional bank financing.

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

Our BusinessManager Solution

          BusinessManager is an integrated solution that includes targeted marketing services, software, transaction processing, and ongoing support. BusinessManager enables the management of accounts receivable financing for banks, from the purchase of receivables from small businesses to the ongoing processing, billing and tracking of these receivables. The banks either process the transactions themselves or outsource this activity to our in-house PBP processing facility. To automate the process further, we offer electronic links for the banks and their small business customers through secure connections to our Internet portal, BusinessManager.com. We also provide integration with Intuit’s Quickbooks™, which is used by many small businesses.

          Our network of local sales consultants, or Business Development Managers (“BDMs”), helps our client banks develop new marketing strategies and facilitates the market penetration of BusinessManager. Once a client bank contracts to utilize BusinessManager, our Business Development Managers help the client bank design, implement and manage the sale of the BusinessManager accounts receivable financing program to the client bank’s small business customers and prospects. Utilizing a database of likely small business customers of the program, the Business Development Managers generally work directly with the client banks’ commercial loan officers to target and meet with qualified small business customers as part of the direct sale of the program to these businesses. Once the client bank has signed up a new small business customer, our Business Development Managers continue to work with the small business customer in conjunction with the bank loan officer to ensure proper implementation and post-implementation support. We also help design the appropriate procedures and controls to successfully implement BusinessManager in order to minimize risk to our client banks.

          BusinessManager allows banks to provide differentiated, higher-margin financial services to their existing small business customers and new prospects without incurring the cost of internal technology development and additional personnel. BusinessManager can benefit our client banks by:

•	increasing their revenues with high margin interest income.

•	creating additional relationships with their existing small business customers.

•	attracting new small business customers.

•	improving access to small business customers’ financial information, enabling better credit decisions.

          BusinessManager can also benefit a bank’s small business customers by:

•	improving cash flow and making funds available for growth.

•	providing customized aging, sales, and customer balance reports.

•	reducing management time, effort, and cost associated with billing and tracking receivables.

•	improving receivables tracking and payment by involving the bank.

          Typically, we provide our services to client banks under exclusive long-term contracts with terms ranging from three to five years and automatic renewals for a predefined term thereafter. We receive initial fees for set-up and thereafter receive participation fee payments equal to a percentage of every receivable purchased by the banks from merchants on the program. Some contracts with banks contain performance or deferred payment terms that we must satisfy in order for us to begin receiving payment from the bank and recognizing revenue. During 2004, approximately 64% of our total consolidated revenue resulted from participation fee payments.

          During 2004, our network of client banks purchased approximately $4.03 billion of accounts receivable from approximately 4,000 small businesses.

Retail Inventory Services - RMSA

          For many small retailers, the most critical success factor is inventory management. Purchasing both the right stock items and the appropriate quantities can mean that the retailer avoids overstocking and under stocking, both of which can adversely affect the retailer’s cash flow and operations results.

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

Strategy

          Our strategy is focused on three initiatives: organic growth, strategic growth, and new products and services.

          Organic Growth. Our organic growth refers to the internal growth within our two main business units: accounts receivable-cash flow financing (BusinessManager) and retail inventory forecasting (RMSA). We believe that each segment offers unique opportunities.

          BusinessManager. In the BusinessManager segment, we have and will continue to devote substantial resources to creating revenue and sales growth for our flagship product, BusinessManager. To accomplish this, our growth strategy includes the following:

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

          We are also increasing the size of our sales force and we anticipate that the additional sales personnel will increase the number of client banks and will increase the number and quality of prospective merchants for funding at our client banks.  We have also broadened the scope of our sales training efforts in an effort to improve our sales function.

          Finally, we believe that BusinessManager can be improved and expanded with the integration of new services or technological enhancements that expand the number of merchants who could benefit from the program and that encourage banks to undertake additional accounts receivable funding programs targeted at small businesses.

          RMSA. We believe that the RMSA business unit has several growth opportunities:

a)

Internet Distribution. During 2004, RMSA began distributing Freedom, an Internet based reporting process that greatly accelerates the delivery time of forecast reports to its existing clients and enables it to broaden its target market to smaller companies and more rural areas.  Freedom provides RMSA with an important tool for marketing to new clients.

The Freedom software offers a built in “Cash Flow” analysis. This will allow clients to view the analysis at any point in time using actual and forecasted dollars.

In January 2005 a new version of Freedom was released that will import data from clients POS systems and automatically download data to the RMSA systems.  The ability for clients to export forecasting data will be released late February 2005.  This function will allow clients to export data from the Forecast to built customized report formats as it relates to each individual client. The newest release of Freedom is available to any size or volume of client or prospect.

b)

New Business Model. We believe significant growth can be achieved by changing our current business model for sales and service to new clients.  In recent years RMSA’s number of analysts has been declining, which also has a negative impact on revenue growth.  We have an aging sales and service force that is responsible for sales and service of their independent client bases.  These employees currently receive a minimum of 40% commission on each client.  We believe that there is sufficient market opportunity to add forecasting clients by adding sales personnel to act as a sales force only for the RMSA product.  Monthly servicing would be done remotely with the use of the Freedom product and Internet access.  The new servicing Analyst would be a salaried employee and work from the Riverside office.  This will allow us the opportunity to grow our client base for a reduced cost and retain full ownership of all new clients.

c)

Strategic Alliances. We believe that RMSA’s distribution capabilities and existing client base make it an attractive partner for strategic alliances or other partnerships that create ways to broaden the product portfolio.  For example, in 2003, the Company established strategic alliances with Club Corp. and, to date, we have realized 46 new clients through the Club Corp. partnership. We will continue to evaluate and pursue such alliances and strategic transactions to better position the business.  We will also look for alliances with the major POS companies currently in use by the retail industry.  Such alliances will open a broader marketing opportunity within the retail industry.

          Strategic Growth. While growing the revenue of our existing business lines remain our primary focus, we believe there is an opportunity for strategic transactions such as licensing, alliances, acquisitions, mergers or other partnerships that create ways to broaden our product portfolio and assist us in delivering our services efficiently. These businesses include, but are not limited to, the following: leasing services, bank processing services, and bank financing services. There can be no assurances that the Company will make any acquisitions or engage in any other type of strategic transaction as contemplated above, but the Company will continue to evaluate opportunities to better position our business.

          We also believe that our receivables financing business and our RMSA retail service are candidates for new product expansion by way of alliances and other transaction structures. In addition to the initiatives described elsewhere in this filing, we continually review and evaluate such ideas.

          New Products and Services. In addition to internal growth and strategic growth, we believe that new products and services complementary to our existing business offer further opportunities increase our revenues. We believe that we possess three distinct factors that could assist in complimentary business expansion.

Distribution Channels	•	We currently have contracts with approximately 600 banks and 4,000 merchants through BusinessManager and RMSA that potentially could be customers for additional products.

	•	B/M Exchange, our Internet based bi-lateral communication network connects us to our client banks, giving us the ability to expand or build upon electronic commerce and transactions.

Sales Force	•	Between our BusinessManager and RMSA sales forces, Private Business has approximately 120 sales representatives calling on community banks and small businesses across the country each day.

•

As part of the development of our existing products and services, we have interfaces with the most common accounting and financial management systems in use today. We believe that this gives us the possibility of using this work as a foundation for introducing new financial services and products.

Congruity and Compatibility	•

Because our existing products currently respond to their needs, we have the opportunity to assist community banks and small businesses deal with the cost pressures and exception type processing issues they face.

          Our newest product offerings include, MarketingManager™ and MedCashManager™. MarketingManager™ provides access to ready-to-use or ready-to-customize marketing campaigns over the Internet, which includes all the components needed to produce finished artwork including bank professional design, copy, and photography. These features allow financial institutions to implement strategic marketing programs across all functional areas, including retail, commercial, mortgage, insurance and investments. MedCashManager™ enables banks to efficiently provide account receivable financing to creditworthy, yet cash flow constrained, medical industry businesses. This allows customer banks to broaden their portfolio, generate fee income and increase core deposits.

          While we do not expect any of these products to contribute significantly to revenue growth or operating income in the near-term, these products are examples of how we expect to broaden our products, services, and customer bases.  We will continue to assess opportunities to create or acquire complimentary products.

Products & Services

Receivables Financing Business.

          We provide the following products and services through our BusinessManager solution:

          Marketing Services. We provide comprehensive marketing services to client banks as a key part of the BusinessManager solution. We analyze a bank’s market area using a variety of marketing databases and provide a detailed assessment of the market opportunity for BusinessManager in a given geographic area. A BDM uses this market analysis to help the client bank sell BusinessManager to small businesses.

          As of January 31, 2005, we employed approximately 45 full-time BDM’s, as well as 4 District Sales Managers and 4 Directors of Sales. Each BDM is responsible for 1 to 15 banks, depending on bank size and market potential, with the typical Business Development Manager responsible for 8 to 10 banks. With the assistance of our market analysis, the BDM and the client bank work together to develop a prospect list of the bank’s small business customers. The master prospect list is prioritized and the BDM and the client bank approach the businesses on that list. As a follow-up, a BDM periodically contacts small business customers on the system to help the client bank retain their small business customers.

          BusinessManager Software. We develop, update and support the BusinessManager software.  Currently, there are two versions of the BusinessManager software; a Window-based application installed at the bank, and a web-based version hosted by us at our Brentwood, Tennessee facility.  Both versions enable banks to purchase and manage accounts receivable from their small business customers. BusinessManager provides over 60 detailed and customizable reports to keep the client bank and the small business owner informed about the performance and aging of the receivables. In addition, BusinessManager’s software enables the client bank to periodically confirm customers’ receivables balances for risk control purposes.

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

          Electronic Commerce Capabilities. We provide electronic commerce capabilities that enable data exchange between the small business customers, our client banks and our Service Center. This enables small business customers to deliver new invoice information electronically and have this information accessed by our client banks through a Web browser. The small business can upload this data directly from their accounting software such as Peachtree® or QuickBooks® or input this data into a predetermined form provided through the Internet server and accessible via a Web browser.  Payment information is likewise delivered from our banks to our small business customers.  Our Internet communications infrastructure provides the gateway to a central repository for this information. This infrastructure also enables small businesses to access critical cash management reports online through their Web browser. We believe this capability reduces the time and cost of processing new invoices for the small business and enhances our client banks’ relationships with their small business customers.

          Risk Management Procedures. The BusinessManager solution also assists client banks with credit risk management, using a variety of tools, including:

•

Underwriting Control. The client bank, using their own credit underwriting procedures, decides which businesses participate in BusinessManager and approves limits on the amount of receivables to be purchased from those businesses.

•

Monitoring Capability. Information provided by the BusinessManager software enables the bank to monitor the payment performance of the receivables, to detect trends in the business that may impact the bank’s risk, and to facilitate confirmation of outstanding receivables.

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

          Credit and Fraud Insurance. Our insurance brokerage subsidiary offers two insurance products for the BusinessManager solution. Both products are primarily underwritten by Coface North America, a unit of The Coface Group, and one of the nation’s major multi-line insurers. Accounts receivable credit insurance protects the client bank and/or its small business customers from default in payment of the receivable. Fraud insurance protects the client bank from two types of fraudulent acts by the client banks’ small business customers: fraudulent invoices and diversion of customer payments.

LineManager

          LineManager is an information tool, enabling asset-based lenders to monitor the activity and quality of the assets that are the collateral to loans. Our product, in essence, automates and electronically updates the borrowing base in a virtual real-time environment. We believe that much of the processing and reporting is currently done on a manual basis in cycles geared more toward the calendar than the actual underlying business activity.

          LineManager, which is offered on an application service provider, or “ASP,” basis, brings together in an on-line environment data drawn directly from a debtor’s accounting system and credit with parameters set up in our system by the bank.

          Because the data exchange and reporting downloads can be done at almost any time, we believe that we give asset-based lenders access to higher quality audit information while debtors have a lower cost of administration and compliance for their outstanding loan balances.

IdentificationManager

          IdentificationManager is a bank compliance solution to the requirements imposed by Section 326 of the USA Patriot Act, passed by Congress after the events of September 11, 2001. Under the USA Patriot Act, banks are now required to conduct intensive identification checks on new clients and new accounts will need to be screened against the Office of Foreign Asset Control list and other published lists of suspected terrorists and terrorist organizations. This turnkey solution lets banks enter key information about a prospective client (social security number, driver’s license number, address, date of birth) and searches public data records through engines such as Equifax, Choicepoint, the U.S. Postal Service, and 37 state DMVs. IdentificationManager will also archive records of the searches. We believe this service fits nicely into our market space and is a product that our community banking customers need.

RMSA Retail Inventory Forecasting and Management

          In business since 1955, RMSA is the industry leader in providing inventory forecasting and merchandise planning services to small and medium sized retail merchants nationwide. RMSA utilizes experienced consultants and technology to help retailers manage their purchasing, turnover, and disposition of stock items.

          We believe that RMSA’s proprietary database is the world’s largest database of retail sales information for small independent stores.  The system stores sales history at a merchandise class level with approximately 100,000 different classes.  Each class is a group of similar type merchandise items which comprises up to several dozen or more stock keeping unit (SKU) merchandise categories.  For example, dresses, athletic shoes, Rolex watches, and new college textbooks are all individual classes. The database captures information at the class level for approximately 3,000 stores every month.  With this information, RMSA believes it is the only source of “bottom-up,” granular sales trending information for the small retailer. Based on this business’ knowledge there continues to be broad opportunity to grow this business.

          The profile of a typical RMSA customer is a retailer of men’s, women’s or children’s clothes with $1 to 10 million in sales and 1 to 4 store locations. Generally, the service works best for retailers selling soft goods and other merchandise that will turn 1 to 6 times per year. Other common retail stores served by RMSA include bookstores, jewelry stores, sporting goods stores, and other small specialty or general merchandise outlets.

          RMSA collects monthly sales data from all of its 3,000 client stores with many utilizing automatic interfaces from point of sale systems. Using this data and RMSA’s proprietary algorithms, customized monthly reports are generated for each retailer. With these reports the consultants work with the retailers to:

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

          Six basic pieces of information are needed about each class of merchandise offered: sales, markdowns, receiving at retail and at cost, transfers in and transfers out, initial inventory, and merchandise on order but not yet delivered.  This data is transmitted to RMSA’s system database, which contains historical information for each individual business customer. The sales data is processed by the Company’s proprietary algorithms which also consider the particular industry segment, geography, seasonality, other current business trends and data from other retailers selling similar merchandise, to produce a customized inventory forecast report for each retailer. The forecast is put together by RMSA and then provided to the retail business customers. It enables the retailers to manage inventory at any classification level and can be as specific as an SKU code.

Training and Support

          We conduct a variety of training activities for our client banks. This training is designed to give bank personnel detailed operating knowledge of the BusinessManager solution and the roles that both bank and Private Business personnel play in the system’s success for a particular client bank.

          An initial two-day training session is conducted approximately 12 times per year at our corporate training center and approximately 8 times per year at various regional locations by experienced members of our training and bank services departments. These sessions encompass training for bank credit officers and for process coordinators who operate the BusinessManager software. Process coordinators receive detailed instruction and practical training in effective utilization of the BusinessManager software. Credit officers learn how BusinessManager relationships are developed as well as how they are underwritten, documented, and monitored. Newly licensed banks send a credit officer and a process coordinator to this training prior to implementation of the program. Banks may send additional personnel to these sessions for training or re-training at any time. In addition, beginning and advanced software training for bank process coordinators is offered throughout the year at various locations around the country.

          Other bank credit officers and relationship managers periodically receive training in the business development and risk management aspects of the program, either at the bank site or at mini-conferences held at various locations around the country.

          In addition to training, we offer a variety of support services to our client banks, including:

•

Account Management. Account Management, is comprised of specialists with Implementation and Electronic Commerce experience dedicated to the activation, retention, and support of our client base. This team monitors all account activity for the first 30 to 60 days a client participates on the program by overseeing rate set-up, funding and training procedures. A key component for success is the electronic transmittal of information between our clients via our BusinessManager.com Web portal. This tool provides not only the conduit for data sharing, but also consists of training resources, including marketing materials and operational reference guides. To assist in our goal of long-term retention, Account Management provides risk management training to our banks and assists them in securing the appropriate insurance products.  This team also handles approximately 14,000 calls annually and is available five days a week from 7 am to 7 pm (Central Time) to field questions from client banks and small business customers to resolve any problems that may be encountered during processing.

•

Bank Services. Our bank services department works with client banks on a variety of banking issues that arise related to the BusinessManager solution, including dealing with regulatory matters, documentation, credit policies, risk management and operational issues.

Sales and Marketing

Receivables Financing Business

          Our sales effort is focused on marketing BusinessManager to banks and their small business customers.

          The BusinessManager product has one sales force aligned into four geographic regions each led by a Director of Sales. Each regional sales group includes bank salespeople and business development managers. Our bank salespeople work with prospect banks until the bank signs a contract, its personnel attends training, implements our BusinessManager system and is ready to add merchants. Thereafter, a business development manager (“BDM”) is assigned to each client bank. Our BDMs’ responsibility is to identify to the bank prospective businesses for receivables financing. The BDMs assume the role of our primary day-to-day contact point for banks and businesses.

          Our marketing analysts are responsible for the design and production of internal and external marketing materials to assist our banks in finding small businesses who can benefit from the BusinessManager program. These marketing analysts attend trade shows and coordinate various marketing programs, such as direct mail campaigns and conferences.

Retail Planning Services

          We sell and market our retail planning services through consultants and analysts situated throughout the United States and Canada. As of January 31, 2005, we employed 44 such consultants and analysts. The average RMSA analyst has been with RMSA for more than 13 years and has more than 20 years experience in the retail sector.  The current 44 merchandising analysts pursue sales and service opportunities in all fifty states.

          Leads are acquired for RMSA through trade shows, direct mail campaigns, and our alliances.  Approximately 50% of RMSA’s new business comes directly from referrals from our existing client base.

Customers and Contracts

Receivables Financing Business

          As of December 31, 2004, BusinessManager was licensed to over 600 banks, of which approximately 500 fund merchants on a monthly basis. No client bank contributed more than five percent of our revenue in 2002, 2003 or 2004. Our network of client banks purchased approximately $4.03 billion of accounts receivable from approximately 4,000 small businesses during 2004.

          Historically, there are two basic components in the typical agreement between Private Business and a client bank. A bank may pay an initial fee upon execution of the agreement and an annual fee on each anniversary date thereafter. The bank may also pay additional license fees contingent upon BusinessManager achieving specified milestones during the contract period. Examples of milestones include, but are not limited to, the number of merchants using the program through the bank, or a specified funding level. Our total license fees earned at a particular bank can vary based on the contract structure and any milestones built into it.

          In addition, the agreement provides that the bank pay an initial participation fee equal to a percentage of the receivables purchased by the bank from a small business customer during the first thirty days after signing such small business customer. Thereafter, the agreement provides for a monthly ongoing participation fee based on a percentage of the discount charged against the receivables purchased from each small business customer.

          The agreements generally have terms of three to five years plus provisions that the bank pays ongoing fees on all accounts transferred to a similar program for a period of 48 months after termination. In addition, we charge an annual software maintenance fee.

          If an existing client bank wishes to outsource its processing services to Private Business, the bank enters into a processing agreement. The processing agreement includes a confidentiality provision with respect to all information received from the client bank relating to the small business customer and its accounts. Some new client banks now enter into an agreement that provides for processing from the outset. The terms of the agreement are very similar to those as set out above.

          We also provide client banks with a standard BusinessManager agreement form to be used between the client bank and its small business customers. Private Business is not a party to this agreement, but the general form of the agreement provides that the bank will purchase up to a set amount of the small business’s accounts receivable for the face amount less a discount. The BusinessManager agreement provides that the bank will establish an interest-bearing reserve account for the benefit of the small business and will deposit a portion (generally between 10 percent and 20 percent) of the face amount of each receivable purchased into such reserve account. The agreement further provides that the bank may require the small business to repurchase all or any portion of any receivable if any minimum payment remains unpaid after a designated period (generally 90 to 120 days). These agreements have a term of one year and are automatically extended for additional one-year periods, but may be terminated without penalty by either party upon 60 days written notice.

Retail Planning Services

          RMSA works with approximately 900 retailers, representing more than 3,000 store locations throughout the United States, Canada and the Caribbean islands. Although most customers are local or regional retailers, RMSA consults with several national retailers.

Technology

Receivables Financing Business

          The BusinessManager software program is a PC-based system written primarily in Smalltalk®. Private Business has developed two versions of BusinessManager, a field version used by client banks and a hosted version.  Both versions run on Windows 98/2000/NT/XP®.  For reporting, both versions use Seagate’s Crystal Reports®.  We believe that our Windows®-based technology is easy-to-use, flexible and scalable.

          The hosted version supports larger numbers of concurrent users and larger lending portfolios while offering greater processing and reporting efficiencies. Computers from Sun, running the Solaris UNIX operating system, provide the increased capacity.

          The field version runs in stand-alone mode or supports multiple users on Novell or Microsoft networks, and runs on standard PC’s with no additional hardware or software requirements other than an Internet connection. Upgrades to the field version are released periodically and generally no less than annually.

          Our bank and small business customers exchange business transaction information via our Internet-based electronic commerce system, which we call B/M Wired. This web-based, bilateral communication system is compatible with businesses running Windows and other operating systems like UNIX or Macintosh.  This system runs on Sun servers and uses BEA’s Weblogic application server and Oracle databases.

          WiredLink, available to businesses using Intuit’s QuickBooks® accounting software, provides an even greater level of integration between BusinessManager and our business customers.  It interacts directly with QuickBooks® to gather and transmit invoice information and to receive and post payment information.  We are a registered QuickBooks® Premier Developer.

          The Company’s Internet connection is provided through two separate telecommunications service providers for reliability and performance.

          A critical component of the BusinessManager product is B/M Exchange, the electronic communication and transaction support system linking us with our customers. On a daily basis we transmit and receive a variety of data and information through B/M Exchange. B/M Exchange is an Internet application integrated into BusinessManager.

LineManager Product

          LineManager allows our bank clients to monitor and manage commercial lines of credit easier and more effectively. LineManager is a unique and comprehensive Web-based program that provides banks with collateral data that is transmitted over the Internet to the bank directly from a commercial borrower’s accounting software.

          LineManager streamlines monitoring procedures, and provides banks with a tool to improve loan reviews and regulatory exams, eliminate and resolve problem assets proactively, eliminate the time-consuming paperwork and administrative tasks that come along with “paper” monitoring procedures, and gives banks the power to take control of commercial lines of credit.

          LineManager is a secure web-based system built on Sun servers, with an Oracle database platform. LineManager is available to any client computer system with Internet connection and industry standard web browser software including Windows, Unix and MacIntosh systems.

Retail Planning Services

          We believe we have one of the world’s largest and most comprehensive databases of retail “soft goods” sales history dating back more than 30 years.  This data, along with our proprietary forecasting algorithms, combine to deliver industry-leading retail forecasting services to our clients.  Integration of the forecasting system with retail point-of-sale systems streamlines the capture of data, while our innovative Freedom product effectively and securely delivers forecasting information via the Internet.

Competition

Receivables Financing Business

          The market for small business financial services continues to be intensely competitive, fragmented and rapidly changing. We believe that we compete effectively as a result of our highly trained and motivated sales force as well as the functionality of BusinessManager.

          We face primary competition from companies offering products to banks similar to BusinessManager. Only a limited number of companies offer similar comprehensive solutions, including marketing on behalf of the client bank. We believe that Private Business is the largest of such companies offering these services in terms of revenue, number of client banks and size of our dedicated sales force. We believe that other firms typically offer software, but not sales support to the bank.

          We compete with banks that use their internal information technology departments to develop proprietary systems or purchase software from third parties to offer similar services to small businesses. We also compete with providers of traditional sources of financing to small businesses such as lines of credit, amortizing loans and factoring. Many banks and other traditional providers of financing are much larger and more established than Private Business. Most providers of traditional sources of financing and banks that have already established relationships with small businesses may be able to leverage their relationships to discourage these customers from using our BusinessManager solution or persuade them to replace our products with their products.

          We expect that competition will increase as other established and emerging companies enter the accounts receivable financing market, as new products and technologies are introduced and as new competitors enter the market, some of which may market via the Internet. In addition, as we develop new services we may begin competing with companies with whom we have not previously competed. Increased competition may result in price reductions, lower profit margins and loss of our market share, any of which could materially adversely affect our business, financial condition and operating results.

Retail Planning Services

          We compete primarily with other consulting and planning firms in the retail inventory area. In addition, many larger retail firms will have in-house forecasting and inventory management groups. We expect that competition could increase as new consulting and planning firms attempt to enter the retail forecasting market, or other retailers bring inventory planning in-house. This competition could result in price reductions, lower profit margins, increases in technology investment or loss of our market share, all of which could materially adverse effects on our business, financial and operating results.

Employees

          At January 31, 2005, we employed 244 people. We have approximately 100 employees involved in direct sales, marketing and business development activities.

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

          We primarily depend on our product. We currently derive a significant portion of our revenues from receivables financing; the majority of which flows through BusinessManager. Approximately 1% of our consolidated revenues derived from license fees from new agreements with client banks and approximately 64% derive from participation fees based on accounts receivables purchased by our bank clients from small businesses. We expect to continue to derive significant revenues from this product and related services. If total revenues derived from BusinessManager decline, our other products or services may not be sufficient to replace that lost revenue, so any events that adversely impact BusinessManager could adversely impact our business. We cannot be certain that we will be able to continue to successfully market and sell BusinessManager to both banks and their small business customers or that problems will not develop with BusinessManager that could materially impact our business.

          We may be unable to promote BusinessManager to new and existing small business customers. Other than the initial contract fee and a small annual support fee, we do not generate any income from banks contracting to utilize BusinessManager unless small businesses finance their accounts receivable through our client banks. If we and our client banks cannot retain existing clients and convince potential small business customers of the benefits of BusinessManager, such businesses will not continue to use or initiate use of our products and services. Since small business customers of our client banks are the foundation of our business, their unwillingness to use BusinessManager could have a material adverse effect on our business, operating results and financial condition.

          We depend on the banking industry for clients. BusinessManager is used almost exclusively by banks, primarily community banks. Due to our dependence upon the banking industry, any events that adversely impact the industry in general and community banks in particular, such as changed or expanded bank regulations, could adversely affect the Company and its operations. The banking industry is subject to supervision by several federal and/or state governmental regulatory agencies. Regulation of banks, especially with respect to receivable services such as BusinessManager, can indirectly affect our business. The use of BusinessManager by banks is currently in compliance with or is not subject to banking regulations. These regulatory agencies, however, could change or impose new regulations on banks, including modifying the banks’ ability to offer products and services similar to ours to their small business customers. These new regulations, if any, could prevent or lessen the use of our services by banks.

          The banking industry is subject to industry consolidation, and we may lose customers with little notice.  The banking industry is prone to consolidations that result from mergers and acquisitions. Other financial institutions that do not use our products and services may acquire our existing customer banks, which may result in our customer banks adopting competing products and services.

          Lightyear owns a majority of the company’s stock and therefore effectively controls the company’s management and policies.  The Lightyear Fund, L.P., an affiliate of Lightyear Capital (the “Lightyear Fund”), through its holdings of Company Series A Preferred Stock, and warrants convertible into common stock, beneficially owns, in the aggregate, approximately 53% of the Company’s common stock.  As a result of the Lightyear Fund’s investment in the Company, the Company has agreed to use its best efforts to cause four Lightyear Fund nominees to serve on the Company’s Board of Directors, which is composed of seven directors.  Four Lightyear nominees are currently serving on the Company’s Board.  In addition, the Company is required to obtain the approval of holders of the Series A Preferred Stock prior to taking certain actions.  The holders of the Series A Preferred Stock have certain pre-emptive rights to participate in future equity financings.  In view of its large percentage of ownership and its rights as the holders of the Series A Preferred Stock, the Lightyear Fund effectively controls the Company’s management and policies, such as the appointment of new management and the approval of any other action requiring the approval of the stockholders, including any amendments to the Company’s certificate of incorporation, a sale of all or substantially all of the Company’s assets or a merger.  In addition, the Lightyear fund has registration rights with respect to the shares of the Company common stock that it beneficially owns.  These rights generally became exercisable after July 18, 2004.  Any decision by the Lightyear Fund to exercise such registration rights and to sell a significant amount of its shares in the public market could have an adverse effect on the price of the Company’s common stock.

          We may be unable to successfully market our products and services to new client banks or to retain current client banks. Our success depends to a large degree on our ability to convince prospective client banks to utilize BusinessManager and offer it to small businesses. Failure to maintain market acceptance, retain clients or successfully expand our offered services could adversely affect our business, operating results and financial condition. We have spent, and will continue to spend, considerable resources educating potential customers about our products and services. Even with these educational efforts, however, we may not be able to maintain market acceptance and client retention. In addition, as we continue to offer new products and expand our services, existing and potential client banks or their small business customers may be unwilling to accept the new products or services.

          We may be unable to attract, hire, or retain enough qualified sales and marketing personnel. If we are unable to implement our growth plans and strategies, our business, operating results and financial condition could be adversely affected. An important part of our sales strategy is to attract, hire and retain qualified sales and marketing personnel in order to maintain our marketing capabilities in our current markets and expand the number of markets we serve. Since competition for experienced sales and marketing personnel is intense, we cannot be certain that we will be able to attract and retain enough qualified sales and marketing personnel or that those we do hire will be able to generate new business at the rate we currently expect. If the Company is unable to hire and retain enough qualified sales and marketing personnel or those we hire are not as productive as we expect, the Company may not be able to implement its sales plans.

          We may be unable to manage growth of nusiness. Our business has the potential to grow in size and complexity. If our management is unable to manage growth effectively, our business, operating results and financial condition could be adversely affected. Any new sustained growth would be expected to place a significant strain on our management systems and operational resources. We anticipate that new sustained growth, if any, will require us to recruit, hire and retain new managerial, finance, sales, marketing and support personnel. We cannot be certain that we will be successful in recruiting, hiring or retaining such personnel. Our ability to compete effectively and to manage our future growth, if any, will depend on our ability to maintain and improve operational, financial, and management information systems on a timely basis and to expand, train, motivate and manage our work force. If we begin to grow, we cannot be certain that our personnel, systems, procedures, and controls will be adequate to support our operations. Also, one element of our growth strategy is to actively evaluate and pursue strategic alliances with businesses that are complementary to the Company’s business. We cannot be certain that we will be able to integrate fully any such alliances with our existing operations or otherwise implement our growth strategy.

          The failure to execute our growth plans may impact our ability to remain a publicly traded company.  Part of our business strategy involves growth either through the development of new products or the formation of strategic alliances.  These growth plans will require a substantial expenditure of time, money and other valuable resources.  Not only does this take resources away from our current business, but there is the chance that our strategy will not ultimately be successful.  In such event, it is possible that the continued costs associated with being a public traded company will outweigh the anticipated organic growth of our current business, which could result in our being delisted from the Nasdaq Smallcap Market or engaging in a going private transaction.

          Our plans to expand the number of products and services offered may not be successful and may lower our overall profit margin.  Part of our business strategy is to expand our offering of products and services. We believe that we can provide these services profitably, but such services may generate a lower profit margin than our current products and services. As a result, by offering additional products and services we may lower our overall profit margin. Although gross revenues would likely increase, the lowering of our profit margin may be viewed negatively by the stock market, possibly resulting in a reduction in our stock price.

          As stated elsewhere in this filing, we are engaged in introducing several new products to our customer base. Although our research leads us to believe that markets and customers exist for this expansion, there can be no assurances that the introduction and sales of these new products will be sufficient for us to recover our investment in costs.

          Our products and services may not be as successful in a slower economy. Since the introduction of BusinessManager in 1991, the United States economy generally has been relatively strong. If the United States economy weakens or enters into a recession or depression, our client banks and their small business customers may view the services and benefits provided by BusinessManager differently and may be reluctant to use the products and services we provide. In addition, in an economic recession or depression, the customers of small businesses may reduce their purchases of goods and services, thus reducing accounts receivable eligible for our solution. This development could have a material adverse effect on our business, operating results and financial condition.

          We may be unable to compete in the financial services market. The market for small business financial services is competitive, rapidly evolving, fragmented and highly sensitive to new product introductions and marketing efforts by industry participants. Fluctuations in interest rates and increased competition for services similar to BusinessManager could lower our market share and negatively impact our business and stock price. The Company faces primary competition from a number of companies that offer to banks products similar to BusinessManager. However, we believe that we are the largest of the companies offering these services in terms of revenues and number of client banks under contract.

          We also compete with banks that use their internal information technology departments to develop proprietary systems or purchase software from third parties to offer similar services to small businesses. In addition, we compete with traditional sources of financial services to small businesses such as lines of credit, amortizing loans and factoring. Many banks and other traditional providers of financing are much larger and more established than Private Business, have significantly greater resources, generate more revenues and have greater name recognition. We cannot be certain our competitors will not develop products and services comparable or superior to those that we have developed or adapt more quickly to new technologies, evolving industry trends or changing small business requirements. Most providers of traditional sources of financing have already established relationships with small businesses may be able to leverage these relationships to discourage these customers from purchasing the BusinessManager solution or persuade them to replace our products with their products.

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

          We are dependent upon our key employees. Our future performance will also largely depend on the efforts and abilities of our executive officers, as well as our key employees and our ability to retain them. The loss of any of our executive officers or key employees could have a material adverse effect on our business, operating results and financial condition.

          Our charter, bylaws and Tennessee law contain provisions that could discourage a takeover. Our charter, bylaws and Tennessee law contain provisions that could make it more difficult for a third party to obtain control of the Company. For example, our charter provides for a staggered board of directors, restricts the ability of stockholders to call a special meeting and prohibits stockholder action by written consent. Our bylaws allow the board to expand its size and fill any vacancies without stockholder approval. In addition, the Tennessee Business Corporation Act contains provisions such as the Tennessee Business Combination Act and the Tennessee Greenmail Act, that impose restrictions on stockholder actions.

          We may be unable to adequately protect our proprietary technology. Our success and ability to compete are dependent largely upon our proprietary technology. Third party claims against our proprietary technology could negatively affect our business. We cannot be certain that we have taken adequate steps to deter misappropriation or independent third-party development of our technology. In addition, we cannot be certain that third parties will not assert infringement claims in the future or, if infringement claims are asserted, that such claims will be resolved in our favor. Although we are not currently subject to any dispute either protecting our proprietary technology or asserting a third party claim against our proprietary technology, any infringement claims resolved against us could have a material adverse effect on the Company’s business, operating results and financial condition.

          The failure of our network infrastructure and equipment would have a material effect on our business. Failure of our network infrastructure and equipment, upon which our business is greatly dependent, as well as the occurrence of significant human error, a natural disaster or other unanticipated problems could halt our services, damage network equipment and result in substantial expense to repair or replace damaged equipment. In addition, the failure of our telecommunications providers to supply the necessary services could also interrupt our business, in particular, the application hosting and transaction processing services we offer to our client banks via secure Internet connections. The inability to supply these services to our customers could negatively affect our business, operating results and financial condition and may also harm our reputation.

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

          Because our business involves the electronic storage and transmission of data, security breaches and computer viruses could adversely affect us.  Our online transaction processing systems electronically store and transmit sensitive business information of our customers.   The difficulty of securely storing confidential information electronically has been a significant issue in conducting electronic transactions.   We may be required to spend significant capital and other resources to protect against the threat of security breaches and computer viruses, or to alleviate problems caused by breaches or viruses.  To the extent that our activities or the activities of our customers involve the storage and transmission of confidential information, security breaches and viruses could expose us to claims, litigation and other possible liabilities.  Any inability to prevent security breaches or computer viruses could also cause existing customers to lose confidence in our systems and could inhibit our ability to attract new customers.

          Private Business’s revenues declined in 2004 and may continue to decline. Private Business’s revenues declined in 2004 as compared to 2003. Although the Company has previously shown increased revenue growth, Private Business’s revenue may not grow in the future. This could cause the financial results of the company to suffer and have a negative effect on the price of the Private Business common stock.

          Private Business may not be able to use the tax benefit from its operating losses. At December 31, 2004, Private Business Inc. had available federal net operating losses, or NOLs, of approximately $44.2 million that will expire beginning in 2011 if not used.  Approximately $38.7 million of these NOL’s were acquired in connection with the Company’s merger with Towne Services, Inc.  The amount of NOLs available to Private Business in any given year will be limited by Section 382 of the Internal Revenue Code. This limitation could be material and only permit Private Business to realize a small portion of the potential tax benefit of the NOLs. Private Business estimates it will be able to realize approximately $9.6 million of these NOLs, which have been recorded as a $3.7 million deferred tax asset at December 31, 2004. To the extent that Private Business is not permitted to use these NOLs in future years, some NOLs will not be realized before they expire.

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

          Access to capital for growth and new product introduction or acquisitions may not be available. A significant part of our growth plans rest on the development of new products, strategic acquisitions, and the formation of certain strategic alliances for both of our primary products. The execution of these plans may require that we have access to additional capital. Market conditions at the time we need this capital may preclude access to new capital of any kind or to capital on terms acceptable to us. Any of these developments could significantly hinder our ability to add new products or services.

Item 2.	Properties.

          In March 2000, the Company signed a ten-year lease for approximately 45,000 square feet of office space in a building in Brentwood, Tennessee. This leased space houses our headquarters, processing, insurance and other staff offices.

          The Company was a party to a non-cancelable operating lease for office space in Suwanee, Georgia. On October 1, 2003, the Company negotiated a release from this lease agreement in exchange for the issuance of an unsecured promissory note totaling approximately 75% of the remaining undiscounted future lease payments.   The unsecured promissory note payable was paid in monthly installments of approximately $32,000, which ended in July 2004.

Item 3.	Legal Proceedings.

          We are not currently a party to, and none of our material properties is currently subject to, any material litigation other than routine litigation incidental to our business.

Item 4.	Submission of Matters to a Vote of Security Holders.

          None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

          The common stock of the Company is currently traded on The Nasdaq SmallCap Market under the designation “PBIZ”. As of January 31, 2005, there were approximately 3,900 shareholders of record. The closing price on January 31, 2005 was $2.21. The following table sets forth representative bid quotations of the common stock for each quarter of 2004 and 2003 as provided by NASDAQ. The following bid quotations reflect interdealer prices without retail mark-ups, markdowns, or commissions, and may not necessarily represent actual transactions.

	BID QUOTATIONS

For the year ended December 31, 2003	HIGH	LOW

First Quarter	$1.49	$0.50
Second Quarter	$0.81	$0.45
Third Quarter	$1.74	$0.55
Fourth Quarter	$1.50	$0.95

For the year ended December 31, 2004	HIGH	LOW

First Quarter	$1.88	$1.02
Second Quarter	$2.75	$1.48
Third Quarter	$2.44	$1.65
Fourth Quarter	$2.38	$1.51

          The Company did not declare or pay any cash dividends on its common stock in 2003 and 2004. The Company’s new credit facility prohibits the payment of cash dividends on the common stock during the term of the facility. As a result of the Lightyear Transaction, described elsewhere in this document, the Company declared and paid dividends on both our Series A and Series B preferred shares on a quarterly basis in 2004. The dividends totaled $2.8 million, which includes approximately $735,000 accrued on the Series B preferred stocks in prior years.  We expect to continue to declare and pay quarterly dividends on the Series A and B preferred shares totaling $2.2 million annually for the foreseeable future. The Company’s new credit facility allows for these preferred dividend payments so long as the Company is in compliance with all covenants contained in the Company’s new credit facility.

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

	YEAR ENDED DECEMBER 31,

(in thousands, except per share data)	2004	2003	2002	2001	2000

Statement of Income Data:
Revenues	$39,649	$43,157	$54,545	$55,760	$56,466

Operating income	$2,834	$4,440	$6,868	$3,005	$12,793

Income (loss) from operations before income taxes	$2,632	$2,948	$5,070	$(339)	$8,234
Income tax provision (benefit)	62	1,150	1,977	(132)	3,211

Net income (loss)	2,570	1,798	3,093	(207)	5,023
Preferred stock dividends and accretion	(2,056)	(160)	(160)	(63)	—

Net income (loss) available to common stockholders	$514	$1,638	$2,933	$(270)	$5,023

Earnings (loss) per diluted common share	$0.04	$0.12	$0.20	$(0.02)	$0.54

Balance Sheet Data (at Year-end):
Cash and cash equivalents	$7	$1,586	$1,146	$2,648	$1,891
Working capital (deficit)	(158)	(2,045)	(3,351)	(3,325)	(1,407)
Total assets	21,336	27,085	33,301	41,627	30,432
Long-term debt, net of current portion	1,776	20,227	23,190	31,109	42,148
Total stockholders’ equity (deficit)	13,396	(4,368)	(5,875)	(9,191)	(23,966)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

          The following should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this 10-K.

Overview

          We are a leading provider of solutions that enable community banks to manage accounts receivable financing provided to their small business customers. Our solution is called BusinessManager and is based on software, marketing, and online electronic transaction processing services. One element of BusinessManager is our proprietary software, which enables our network of client banks to purchase accounts receivable from their small business customers. The banks then process, bill and track those receivables on an ongoing basis. As a major component of our program we work with client banks to design, implement and manage the sale of BusinessManager accounts receivable financing services to their small business customers. We also give our client banks the option of outsourcing to us their application hosting and transaction processing through secure Internet connections, allowing them to receive accounts receivable information and make funding decisions electronically.

          On January 20, 2004, we completed a capital restructuring event consisting of the sale of 20,000 shares of our Series A preferred stock and a warrant to purchase up to 16 million shares of our common stock at a price of $1.25 per share to Lightyear Fund, L.P. for a total purchase price of $20 million (the “Capital Event”), as well as the execution of a new long-term credit facility with a bank that allows for total borrowings of up to $11 million (the “Bank of America Credit Facility”). The completion of this Capital Event is a significant milestone in our Company’s history as it improves our capitalization and financial position, which we believe will allow the Company to begin a new growth phase.

          In other parts of this filing and in previous filings, we have commented that part of our growth strategy is to acquire or develop new products and services. While this will continue to be one aspect of our strategy, our primary focus in 2005 will be to return our core receivables financing business to a growth business. We believe that the market for our core business is strong. During 2004, we engaged an independent third party to perform an extensive survey of our bank customers, both present and past. The results of this survey indicate that bank customers believe in our core product and believe that it is an important product offering for their bank. We received an 8.1 overall ranking on a scale of 1 to 10, which we believe is a strong endorsement of the BusinessManager product.

          2004 was a year of stabilization and re-building a foundation upon which to grow. While total revenues declined in 2004 as compared to 2003, the rate of decline was reduced significantly.  Over the course of 2004 we invested heavily in our sales force and our sales management.  During 2004 our average number of business development managers increased for the first time in approximately four years. We believe that the investments made in the sales force during 2004 position us for improved sales performance in 2005.

Critical Accounting Policies

          Management’s Discussion and Analysis of Financial Condition and Results of Operations are based upon the Company’s consolidated financial statements.  The preparation of these consolidated financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the dates of the financial statements, and the reported amounts of revenues and expenses during the reporting periods.  On an on-going basis, management evaluates its critical accounting policies and estimates.

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

          Software license fees for BusinessManager consist of two components: the license fee and customer training and support fee. These are one-time fees that we receive upon the initial licensing of our BusinessManager program to a community bank. Our license agreements are executed with terms ranging from three to five years and are renewable for subsequent terms. Some agreements contain performance or deferred payment terms that must be met in order for us to receive payment and recognize revenue. We recognize revenues from the license fee once we have met the terms of the customer agreement. The customer training and support fee are recognized ratably over the twelve-month service period subsequent to the activation of the license agreement. Revenue recognition rules for up front fees are complex and require interpretation and judgment on the part of management.  Management has consistently followed the same revenue recognition practices for this type of revenue during all years presented. We believe that this practice most accurately portrays the economic reality of the transactions.

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

          Income Taxes. Income taxes are accounted for in accordance with SFAS No. 109, Accounting for Income Taxes. SFAS No. 109 requires the asset and liability method, meaning that deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the fiscal years in which those temporary differences are expected to be recovered or settled. The Company evaluates its ability to realize the deferred tax assets based on an assessment of the likelihood that the Company will have sufficient taxable income in future years to realize the recorded deferred tax assets.  Deferred taxes for the Company primarily relate to net operating loss carryforwards (“NOLs”), which require considerable judgment as to the ultimate realizability. For Private Business, this judgment relies largely on the fact that we expect to have sufficient taxable income in future years that will allow for full utilization of the NOLs recorded by the Company. The other key assumption impacting the amount of NOLs recorded by the Company as a deferred tax asset is the estimated restrictions in usage due to Section 382 of the Internal Revenue Service tax code. Section 382 is very complex requiring significant expertise and professional judgment in order to properly evaluate its impact to the Company’s usable NOLs. The Company utilizes an independent public accounting firm to assist with this evaluation and believes that the limitations required by Section 382 have been appropriately considered in arriving at the Company’s deferred tax asset for NOLs.

Results of Operations

          The following table sets forth, for the periods indicated, the percentage relationship of the identified consolidated statement of operations items to total revenues.

	Year Ended December 31,

	2004	2003	2002

Revenues:
Participation fees	63.8%	64.7%	68.0%
Software license	0.6	0.6	1.0
Retail planning services	22.7	21.1	19.2
Maintenance and other	12.9	13.6	11.8

Total revenues	100.0	100.0	100.0
Operating expenses:
General and administrative	39.3	43.2	42.1
Selling and marketing	45.4	40.7	40.2
Research and development	0.9	0.9	1.6
Amortization	2.9	4.2	3.3
Other operating	4.4	0.7	0.2

Total operating expenses	92.9	89.7	87.4

Operating income	7.1	10.3	12.6
Interest expense, net	(1.2)	(3.5)	(3.3)
Other income	0.7	0.0	0.0

Income before income taxes	6.6	6.8	9.3
Income tax provision	0.2	2.7	3.6

Net income	6.4%	4.1%	5.7%

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

          Participation fees. Participation fees decreased $2.6 million, or 9.4%, to $25.3 million for the year ended December 31, 2004, compared to $27.9 million for the year ended December 31, 2003. The decrease was primarily due to a decrease in the total funding through our BusinessManager program. Total receivables funded through BusinessManager declined to $4.03 billion in 2004 compared to $4.44 billion in 2003. This decreased funding was primarily the result of fewer merchants funding through our BusinessManager program during 2004 as compared to 2003. The decline is a result of merchants attriting off of the program faster than they are being replenished through new sales.  Merchant attrition rates are stable, however new merchant sales were sluggish, which is why the Company invested heavily in its sales force during 2004.  As a percentage of total revenue, participation fees decreased to 63.8% for the year ended December 31, 2004, from 64.7% for the year earlier period.

          Software license. Software license fees decreased 15.1% to $228,000 for the year ended December 31, 2004, compared to $269,000 for the year ended December 31, 2003. The decrease was primarily due to the slow pace of new licenses sold in the first quarter of 2004.  Total new licensed banks increased in 2004 compared to 2003; however more of the new agreements were signed in the second half of 2004.  Due to the revenue recognition deferral policies in place for new license agreements discussed elsewhere in this document, the fact that more of the licenses were signed in late 2004 resulted in the decrease in license fees for 2004.  Software license fees accounted for 0.6% of total revenues for the two years ended December 31, 2004.

          Retail planning services. Retail planning services revenue decreased to $9.0 million for 2004 as compared to $9.1 million in 2003.  The decline of $121,000, or 1.3%, from 2003 is a result of a decline in point of sale customer support revenues from $933,000 in 2003 to $806,000 in 2004.  This is due to the point of sale system support services offered relate to a point of sales system that is no longer being marketed, upgraded and sold. As such, some existing point of sale support customers purchased new point of sale systems and moved their support services elsewhere. As a percentage of total revenues, retail planning services accounted for 22.7% during 2004 compared to 21.1% in 2003.

          Maintenance and other. Maintenance and other revenues decreased approximately $713,000, or 12.2%, to $5.1 million for the year ended December 31, 2004, compared to $5.8 million for the year ended December 31, 2003. Other revenue in 2003 includes two unusual revenue items: a gain of $427,000 resulting from the sale of our bank insurance division in June 2003, and a $250,000 gain resulting from a favorable legal settlement. Excluding these two items, other revenue would have been approximately $5.1 million. Insurance commission revenues decreased approximately $240,000 to $2.6 million in 2004 from $2.8 million in 2003. These decreases were partially offset by an increase in factoring commission revenues of approximately $204,000 to $995,000 in 2004 from $791,000 in 2003, as well as an increase in other new ancillary product revenues of $216,000.  As a percentage of total revenues, maintenance and other revenue decreased to 12.9% for the year ended December 31, 2004, from 13.6% for the year ended December 31, 2003.

          Total revenues. As a result of the foregoing revenue categories, total revenues decreased 8.1% to $39.6 million for the year ended December 31, 2004, compared to $43.2 million for the year ended December 31, 2003.

          General and administrative. General and administrative expenses decreased 16.5% to $15.6 million for the year ended December 31, 2004, compared to $18.6 million for the year ended December 31, 2003. General and administrative expenses include the cost of our executive, finance, human resources, information services, support services, administrative functions and general operations. The decrease was due to a $1.0 million decrease in depreciation expense to $1.7 million in 2004 as compared to $2.7 million in 2003.  This is due to lower capital spending over the last two years.  Also contributing to the decrease was a decline in salary and benefits expense of $1.0 million, due to a decrease in the number of general and administrative personnel during 2004 as compared to 2003. As a percentage of total revenues, general and administrative expenses decreased to 39.3% for the year ended December 31, 2004 compared to 43.2% for the year ended December 31, 2003.

          Selling and marketing. Selling and marketing expenses increased 2.5% to $18.0 million for the year ended December 31, 2004, compared to $17.6 million for the year ended December 31, 2003. Selling and marketing expenses include cost of wages and commissions paid to our dedicated business development, bank and retail planning sales force, travel costs of the dedicated sales force, recruiting for new sales and marketing personnel and marketing fees associated with direct and telemarketing programs. The increase was primarily due to an increase in sales staff, travel expenses and recruiting costs, partially offset by a decrease in commissions expense.  As a percentage of total revenues, selling and marketing expenses increased to 45.4% for the year ended December 31, 2004, compared to 40.7% for the year ended December 31, 2003.

          Research and development. Research and development expenses decreased 7.8% to $369,000 for the year ended December 31, 2004, compared to $401,000 for the previous year ended December 31, 2003. These costs include the non-capitalizable direct costs associated with developing new versions of the BusinessManager software, as well as, other software development projects that do not meet the capitalization rules. The decrease was primarily due to fewer personnel on staff devoted to research and development activities in 2004. As a percentage of total revenues, research and development expenses remained constant at 0.9% for the years ended December 31, 2004 and 2003.

          Amortization. Amortization expenses decreased 37.1% to approximately $1.1 million for the year ended December 31, 2004, compared to approximately $1.8 million for the previous year. These expenses include the cost of amortizing intangible assets including trademarks, software development costs, and debt issuance costs related to our recapitalization in 1998 as well as identified intangibles recorded from the Towne merger. The decrease is primarily the result of decreased debt issuance cost amortization associated with our new credit facility, as well as lower software development amortization.

          Other operating expenses. Other operating expenses increased significantly to $1.7 million for the year ended December 31, 2004, from approximately $280,000 for 2003.  Other operating expenses include property tax and other miscellaneous costs associated with providing support and services to our client banks. The increase in 2004 is due to the Capital Event transaction discussed elsewhere in this document.  The Capital Event transaction resulted in two significant unusual items; a $780,000 charge for the write-off of deferred financing costs associated with the 1998 Fleet credit facility, and a $896,000 charge related to the purchase of a tail directors and officers insurance policy that was required to be expensed immediately.  Partially offsetting these two unusual Capital Event items is a reduction in expense of approximately $400,000 due to the favorable conclusion of several state sales tax contingency matters.  Excluding these three items, other operating expenses would have been approximately $397,000.

          Operating income. As a result of the above factors, our operating income decreased 34.1% to $2.9 million for the year ended December 31, 2004, compared to $4.4 million for the previous year.

          Interest expense, net.  Interest expense, net decreased $1.0 million to $468,000 for the year ended December 31, 2004, compared to $1.5 million in 2003.  The decrease was primarily due to the reduction of our outstanding debt resulting from the Capital Event transaction.  Our average debt balance for 2004 was approximately $6.9 million compared to $26.8 million in 2003.

          Other income.  For the year ended December 31, 2004, the Company received proceeds totaling $266,000 relating to notes receivable from former officers of one of the Company’s subsidiaries. These notes had previously been written off as uncollectible; therefore their collection resulted in this gain.

          Income tax provision.  The income tax provision for 2004 was approximately $62,000 as compared to $1.2 million for the year ended December 31, 2003.  During September 2004, the Company recorded a tax benefit of $972,000 relating to an income tax contingent liability for which the statute of limitations expired in September 2004.  As a result, the effective tax rate for the year ended December 31, 2004 was 2.3%.  The Company expects its effective tax rate to be approximately 39.0% in future periods.

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

          Participation fees. Participation fees decreased $9.2 million, or 24.8%, to $27.9 million for the year ended December 31, 2003, compared to $37.1 million for the year ended December 31, 2002. The decrease was primarily due to two reasons: a decrease in the average participation rate and a decrease in the total funding through our BusinessManager program. The average participation rate declined to .62% in 2003 as compared to .65% in 2002. The decreased average participation rate was due to two factors. First, our bank customers, in response to continued declines in interest rates, were forced to lower their service charge, which has a direct effect on our participation rates. Second, in reaction to competitive pressures and the general slow down in the economy; we were forced to make some rate concessions to avoid customer attrition. Total receivables funded through BusinessManager declined to $4.44 billion in 2003 compared to $5.25 billion in 2002. This decreased funding was primarily the result of fewer merchants funding through our BusinessManager program during 2003 as compared to 2002. As a percentage of total revenue, participation fees decreased to 64.7% for the year ended December 31, 2003, from 68.0% for the year earlier period.

          Software license. Software license fees decreased 46.0% to $269,000 for the year ended December 31, 2003, compared to $498,000 for the year ended December 31, 2002. The decrease was primarily due to a decrease in the number of new software license agreements funded during 2003 compared to 2002.  Software license fees accounted for 0.6% of total revenues for the year ended December 31, 2003, compared to 1.0% for the year earlier period, primarily as a result of the decrease in fees discussed above.  The decline is the result of fewer bank salesmen on staff during 2003 as compared to 2002, as well as potential bank customers being unwilling to enter into long-term contracts due to the Company’s financial uncertainty that existed throughout 2003.

          Retail planning services. Retail planning services revenue decreased to $9.1 million as compared to $10.4 million in 2002.   The decline of $1.3 million, or 12.7%, from 2002 is a result of a 15.0% decline in forecast plans produced in 2003 as compared to 2002 (9,327 in 2003 compared to 10,970 in 2002).  Also contributing to the decline was fewer point of sale system support customers, which is due to the point of sale system support services offered relate to a point of sales system that is no longer being marketed, upgraded and sold. As such some existing point of sale support customers purchased new point of sale systems and moved their support services elsewhere. As a percentage of total revenues, retail planning services accounted for 21.1% during 2003 compared to 19.2% in 2002.

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

          Research and development. Research and development expenses decreased 52.9% to $401,000 for the year ended December 31, 2003, compared to $852,000 for the previous year ended December 31, 2002. These costs include the non-capitalizable direct costs associated with developing new versions of the BusinessManager software, as well as, other software development projects that do not meet the capitalization rules. The decrease was primarily due to fewer personnel on staff devoted to research and development activities in 2003. As a percentage of total revenues, research and development expenses decreased to 0.9% for the year ended December 31, 2003 from 1.6% for the year ended December 31, 2002.

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

          Income tax provision.  The income tax provision for 2003 was approximately $1.2 million as compared to $2.0 million for the year ended December 31, 2002.  As a percentage of income before taxes, the income tax rate was 39% for both 2003 and 2002.

Liquidity and Capital Resources

          Our primary sources of capital have historically been cash provided by operations and investment from stockholders. During 2004, our operating activities provided cash of $6.5 million. We used $1.2 million in our investing activities as a result of fixed asset and software development additions totaling $1.2 million, which was partially offset by $43,000 of cash proceeds received from the sale of our bank insurance division. Cash used in financing activities totaled $6.9 million for 2004. Financing activities for 2004 included the Capital Event transaction described elsewhere in this document, which included the retirement of the old Fleet Credit Facility for $23.9 million, receipt of proceeds from the new preferred stock issuance of $16.9 million and the receipt of proceeds from the new Bank of America credit facility totaling $7.2 million, net of issuance costs of $286,000.  Subsequent to the Capital Event transaction, the Company’s financing activities included the repayment of term debt totaling $1.7 million and the repayment of revolving credit advances totaling $2.4 million.  Also, the Company paid $2.8 million in preferred stock dividends to the Series A and B preferred shareholders.

          The Company was the borrower under a credit agreement dated August 7, 1998 between the Company as borrower and Fleet National Bank as administrative agent for a syndicate of other lenders (the “Fleet Credit Facility”). The Fleet Credit Facility was paid in full on January 20, 2004 using the net proceeds received from the Lightyear transaction and the net proceeds from the Bank of America Credit Facility.

          The Company entered into the Bank of America Credit Facility on January 19, 2004. The Bank of America Credit Facility is secured by a pledge of all of the Company’s assets and contains financial and non-financial covenants. The new credit agreement includes a term loan in the amount of $5.0 million and a revolving line of credit of up to $6.0 million for a total facility of up to $11.0 million. The revolving line of credit includes a $1.0 million letter of credit sub-limit. As of December 31, 2004, $3.4 million was outstanding under the Bank of America Credit Facility.

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

          As of December 31, 2004, the rates, calculated as Libor + 2.25%, ranged from 4.26% to 4.53%.

          The credit agreement includes certain restrictive financial covenants, measured quarterly, relating to net worth, maximum annual capital expenditures, funded debt to EBITDA ratio and fixed charges coverage ratio, as defined in the credit agreement. The Company was in compliance with the restrictive financial and non-financial covenants throughout 2004.

          The credit agreement contains customary negative covenants, including but not limited to a prohibition on declaring and paying any cash dividends on any class of stock, except for the Series A and Series B preferred shares outstanding, provided, that no default, as defined in the credit agreement, exists as of the date of payment and such payment will not cause a default.

          As of December 31, 2004, we had a working capital deficit of approximately $158,000 compared to a working capital deficit of approximately $2.0 million as of December 31, 2003. The change in working capital resulted primarily from a decrease in the amount of the current portion of long-term debt by $2.2 million, short-term borrowings by $388,000, dividends payable by $735,000, as well as a decrease in accrued liabilities of $1.7 million partially offset by a $1.6 million decrease in cash, a decrease in accounts receivable of $126,000 and a decrease in current deferred tax assets of $789,000.  The decrease in current portion of long-term debt is a result of the Capital Event transaction and new debt facility described above, as well as the use of available cash balances to paydown on our revolving line of credit.  The decrease in accrued liabilities relates to the favorable settlement of both income tax and sales tax contingencies that had previously been accrued totaling approximately $1.4 million.

          We believe that the existing cash available, future operating cash flows and our new revolving line of credit will be sufficient to meet our working capital, debt service and capital expenditure requirements for the next twelve months. Furthermore, we expect to be in compliance with the financial covenants of our new credit facility throughout 2005. There can be no assurance the Company will have sufficient cash flows to meet its obligations or that the Company will remain in compliance with the new covenants. Non-compliance with these covenants could have a material adverse impact to the Company’s operating and financial results.

          The following is a schedule of our obligations and commitments for future payments as of December 31, 2004:

          (in thousands)

		Payments Due by Period

Contractual Obligations	Total	Less than 1 year	1-2 years	3-4 Years	5 years & after

Long-Term Debt	$3,333	$1,667	$1,666	$—	$—
Revolving Line of Credit	$110	$—	$110	$—	$—
Operating Leases	$6,555	$1,356	$2,616	$2,298	$285

Total Contractual Cash Obligations	$9,998	$3,023	$4,392	$2,298	$285
Standby Letters of Credit Commitment	$420	$420	$—	$—	$—

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

Recent Accounting Pronouncements

          On December 16, 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised 2004), Share-Based Payment, which is a revision of SFAS Statement No. 123, Accounting for Stock-Based Compensation. SFAS No.123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.

          The Company must adopt SFAS No. 123(R) no later than July 1, 2005. Early adoption will be permitted in periods in which financial statements have not yet been issued. We expect to adopt SFAS No. 123(R) on July 1, 2005.

          As permitted by SFAS No. 123, the Company currently accounts for share-based payments to employees using APB Opinion No. 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of SFAS No 123(R)’s fair value method will have a significant impact on our result of operations, although it will have no impact on our overall financial position. The impact of adoption of SFAS No. 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted SFAS No. 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net income and earnings per share in Note 1 to our consolidated financial statements. SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While the Company cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized in prior periods for such excess tax deductions were not material to the Company’s consolidated financial position or results of operations.

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

          We are subject to market risk from exposure to changes in interest rates based on our financing and cash management activities. Our exposure relates primarily to our long-term debt obligations, which expire in 2007 pursuant to the Bank of America Credit Facility.  Under our current Credit Facility, our long-term debt obligations totaled $3.4 million as of December 31, 2004.  An increase of 100 basis point under the Bank of America Credit Facility will impact future cash flows by approximately $34,000 annually.

Item 8.	Financial Statements and Supplementary Data.

          Financial statements are contained on pages F-1 through F-20 of this Report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

          None.

Item 9A.	Controls and Procedures.

          In an effort to ensure that the information the Company must disclose in its filings with the Securities and Exchange Commission is recorded, processed, summarized, and reported on a timely basis, the Company’s principal executive officer and principal financial officer have evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of December 31, 2004.  Based on such evaluation, such officers have concluded that, as of December 31, 2004, the Company’s disclosure controls and procedures were effective in timely alerting them to information relating to the Company required to be disclosed in the Company’s periodic reports filed with the SEC.  There has been no change in the Company’s internal control over financial reporting during the quarter ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information.

          None.

PART III

Item 10.	Directors and Executive Officers of the Registrant.

          Information concerning directors and executive officers of the Company is incorporated by reference to the Proxy Statement.

Item 11.	Executive Compensation.

          Executive compensation information is incorporated by reference to the Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

          The equity compensation plan information and the security ownership of certain beneficial owners and management information are incorporated by reference to the Proxy Statement.

Item 13.	Certain Relationships and Related Transactions.

          Information concerning relationships and related transactions of the Company is incorporated by reference to the Proxy Statement.

Item 14.	Principal Accountant Fees and Services.

          Information concerning the fees and services provided by the Company’s principal accountant is incorporated by reference to the Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

          Financial statements and schedules of the Company and its subsidiaries required to be included in Part II, Item 8 are listed below.

Financial Statements

          Report of Independent Registered Public Accounting Firm

          Consolidated Balance Sheets as of December 31, 2004 and 2003

          Consolidated Statements of Income for the years ended December 31, 2004, 2003 and 2002

          Consolidated Statements of Stockholders’ Equity (Deficit) for the years ended December 31, 2004, 2003 and 2002

          Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002

          Notes to Consolidated Financial Statements

Financial Statement Schedules

          Schedule II — Valuation and Qualifying Accounts

          No other schedules are required or are applicable.

Exhibits

          The Exhibits filed as part of the Report on Form 10-K are listed in the Index to Exhibits immediately following the signature page.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Private Business, Inc.

          We have audited the accompanying consolidated balance sheets of Private Business, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

          We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

          In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Private Business, Inc. and subsidiaries at December 31, 2004 and 2003, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ ERNST & YOUNG LLP

Nashville, Tennessee February 18, 2005

PRIVATE BUSINESS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
December 31, 2004 and 2003

(dollars in thousands)	2004	2003

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$7	$1,586
Accounts receivable — trade, net of allowance for doubtful accounts of $242 and $358, respectively	4,506	4,632
Accounts receivable — other	104	371
Deferred tax assets	70	859
Prepaid and other current assets	1,245	1,563

Total current assets	5,932	9,011

PROPERTY AND EQUIPMENT, NET	2,327	3,698
OTHER ASSETS:
Software development costs, net	1,138	1,267
Deferred tax assets	2,704	2,980
Intangible and other assets, net	9,235	10,129

Total other assets	13,077	14,376

Total assets	$21,336	$27,085

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$1,861	$1,741
Accrued liabilities	1,976	3,786
Other short-term borrowings	—	388
Dividends payable	—	735
Deferred revenue	586	557
Current portion of long-term debt and capital lease obligations	1,667	3,849

Total current liabilities	6,090	11,056

REVOLVING LINE OF CREDIT	110	950
OTHER NON-CURRENT LIABILITIES	74	170
LONG-TERM DEBT, net of current portion	1,666	19,277

Total liabilities	7,940	31,453

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY (DEFICIT):
Common stock, no par value; 100,000,000 shares authorized and 14,388,744 and 14,063,487shares issued and outstanding, respectively	—	—
Preferred Stock, 20,000,000 shares authorized:
Series A non-convertible, no par value; 20,000 shares issued and outstanding at December 31, 2004	6,209	—
Series B convertible, no par value; 40,031 shares issued and outstanding	114	114
Additional paid-in capital	3,716	(7,326)
Retained earnings	3,357	2,844

Total stockholders’ equity (deficit)	13,396	(4,368)

Total liabilities and stockholders’ equity (deficit)	$21,336	$27,085

The accompanying notes are an integral part of these consolidated financial statements.

PRIVATE BUSINESS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
For the Years Ended December 31, 2004, 2003 and 2002

(in thousands, except per share data)	2004	2003	2002

REVENUES:
Participation fees	$25,287	$27,920	$37,114
Software license	228	269	498
Retail planning services	9,003	9,124	10,449
Maintenance and other	5,131	5,844	6,484

Total revenues	39,649	43,157	54,545

OPERATING EXPENSES:
General and administrative	15,571	18,643	22,955
Selling and marketing	18,008	17,573	21,943
Research and development	369	401	852
Amortization	1,144	1,820	1,796
Other operating	1,723	280	131

Total operating expenses	36,815	38,717	47,677

OPERATING INCOME	2,834	4,440	6,868
INTEREST EXPENSE, NET	(468)	(1,492)	(1,798)
OTHER INCOME	266	—	—

INCOME BEFORE INCOME TAXES	2,632	2,948	5,070
Income tax provision	62	1,150	1,977

NET INCOME	2,570	1,798	3,093
Preferred stock dividends	(2,056)	(160)	(160)

NET INCOME AVAILABLE TO COMMON STOCKHOLDERS	$514	$1,638	$2,933

EARNINGS PER SHARE:
Basic	$0.04	$0.12	$0.21

Diluted	$0.04	$0.12	$0.20

The accompanying notes are an integral part of these consolidated financial statements.

PRIVATE BUSINESS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
For the Years Ended December 31, 2004, 2003 and 2002

(in thousands)	Shares of Common Stock	Preferred Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Total

Balance, December 31, 2001	13,902	114	(7,464)	(1,727)	(9,077)
Preferred stock dividends	—	—	—	(160)	(160)
Exercise of stock options	54	—	137	—	137
Shares issued under employee stock purchase plan	47	—	86	—	86
Stock-based compensation	44	—	46	—	46
Comprehensive income:
2002 net income	—	—	—	3,093	3,093

Balance December 31, 2002	14,047	—	(7,195)	1,206	(5,875)
Preferred stock dividends	—	—		(160)	(160)
Exercise of stock options	13	—	9	—	9
Shares issued under employee stock purchase plan	71	—	54	—	54
Other	(68)	—	(194)	—	(194)
Comprehensive income:
2003 net income	—	—	—	1,798	1,798

Balance December 31, 2003	14,063	$114	$(7,326)	$2,844	$(4,368)
Series A preferred stock issuance and common stock warrant issuance	—	6,209	10,685	—	16,894
Preferred stock dividends	—	—	—	(2,056)	(2,056)
Exercise of stock options	299	—	325	—	325
Shares issued under employee stock purchase plan	30	—	32	—	32
Other	—	—	—	(1)	(1)
Comprehensive income:
2004 net income	—	—	—	2,570	2,570

Balance December 31, 2004	14,389	$6,323	$3,716	$3,357	$13,396

The accompanying notes are an integral part of these consolidated financial statements.

PRIVATE BUSINESS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2004, 2003 and 2002

(in thousands)	2004	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,570	$1,798	$3,093
Adjustments to reconcile net income to net cash provided by operating Activities:
Write-off of debt issuance costs	780	—	55
Depreciation and amortization	2,860	4,518	5,081
Deferred taxes	1,065	1,033	1,977
Non-cash stock based compensation	—	—	46
Loss on write-down or disposal of fixed assets and software development costs	65	150	—
Gain on sale of property	—	—	(160)
Gain on sale of insurance division	—	(427)	—
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	402	2,143	1,241
Prepaid and other current assets	408	890	(378)
Other assets	—	1	170
Accounts payable	120	(298)	(1,578)
Accrued liabilities	(1,828)	(1,610)	(1,475)
Deferred revenue	29	87	(656)
Other non-current liabilities	—	(349)	(619)

Net cash provided by operating activities	6,471	7,936	6,797

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(530)	(113)	(2,406)
Software development costs	(714)	(765)	(865)
Proceeds from sale of property and equipment	—	25	2,863
Proceeds from sale of bank insurance division	—	325	—
Proceeds from note receivable	43	28	—
Proceeds of cash and cash equivalents from Towne acquisition, net of direct costs of acquisition	—	—	(45)
Acquisition of CAM Commerce division	—	—	(800)

Net cash used in investing activities	(1,201)	(500)	(1,253)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments on long-term debt	(1,667)	(5,077)	(4,738)
Repayments on capitalized lease obligations	(201)	(303)	(368)
Extinguishment of long-term debt, facility with Fleet	(23,875)	(295)	(3,113)
Payments on other short term borrowings	(388)	(795)	—
Payment of debt issuance costs and amendment fees	(286)	(589)	—
Payments of preferred dividends declared	(2,793)	—	—
Net proceeds (payments) from revolving line of credit	(2,390)	—	950
Net proceeds from sale of Series A preferred shares and common stock warrant	16,894	—	—
Proceeds from new debt facility with Bank of America	7,500	—	—
Proceeds from exercise of employee stock options	325	9	137
Stock issued through employee stock purchase plan	32	54	86

Net cash used in financing activities	(6,849)	(6,996)	(7,046)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(1,579)	440	(1,502)
CASH AND CASH EQUIVALENTS at beginning of year	1,586	1,146	2,648

CASH AND CASH EQUIVALENTS at end of year	$7	$1,586	$1,146

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash payments for income taxes during period	$306	$221	$108

Cash payments of interest during period	$237	$1,492	$1,798

SUPPLEMENTAL NON-CASH DISCLOSURES:
Dividends accrued on preferred stock	$—	$160	$160

Notes payable issued for certain insurance and software contracts	$—	$1,184	$—

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

          The market for the Company’s services is concentrated in the banking industry. Further, the Company’s services are characterized by risk and uncertainty as a result of the Company’s reliance primarily on one product to generate a substantial amount of the Company’s revenues. There are an increasing number of competitors and alternative products available and rapid consolidations in the banking industry. Consequently, the Company is exposed to a high degree of concentration risk relative to the banking industry environment and its limited product offerings.

Principles of Consolidation

          The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant inter company transactions and balances have been eliminated.

Cash and Cash Equivalents

          The Company considers all highly liquid investments that mature in three months or less to be cash equivalents.

Property and Equipment

          Property and equipment are recorded at cost. Depreciation is calculated using an accelerated method over 5 to 10 years for furniture and equipment, 3 years for purchased software and the life of the lease for all leasehold improvements. Expenditures for maintenance and repairs are charged to expense as incurred, whereas expenditures for renewals and betterments are capitalized.  The Company evaluates the carrying value of property and equipment whenever events or circumstances indicate that the carrying value may have been impaired in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

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

Software Development Costs

          Development costs incurred in the research and development of new software products and enhancements to existing software products are expensed as incurred until technological feasibility has been established. After such time, any additional costs are capitalized in accordance with SFAS No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed. Capitalized software development costs are amortized on a straight-line basis over three years. Amortization expense associated with capitalized software development costs were approximately $788,000, $954,000 and $881,000 during the three years ended December 31, 2004.

          Also, the Company capitalizes costs of internally used software when application development begins in accordance with American Institute of Certified Public Accounts’ Statement of Position (“AICPA SOP”) No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. This is generally defined as the point when research and development have been completed, the project feasibility is established, and management has approved a development plan. Many of the costs capitalized for internally used software are related to upgrades or enhancements of existing systems. These costs are only capitalized if the development costs will result in specific additional functionality of the existing system, and are capitalized at the point that application development begins. Typically these costs are amortized on a straight-line basis over a three to five year time period.

Intangible and Other Assets

          On January 1, 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”). SFAS No. 142 addresses how intangible assets and goodwill should be accounted for upon and after their acquisition. Specifically, goodwill and intangible assets with indefinite useful lives are not amortized, but are subject to impairment tests based on their estimated fair value.

          Intangible and other assets consist primarily of the excess of purchase price over the fair value of the identifiable assets acquired for the minority share of Insurance purchased during 1998, Towne acquired in 2001 and a 2002 acquisition. Also included in intangible and other assets are debt issuance costs that are amortized using the effective interest method over the respective terms of the bank loans. In addition, intangible and other assets include non-competition agreements, customer lists and acquired technology.

Revenue Recognition

Software Licenses

          The Company accounts for software revenues in accordance with the AICPA SOP No. 97-2, Software Revenue Recognition (“SOP 97-2”). Further, the Company has adopted the provisions of SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition With Respect to Certain Transactions, which supercedes and clarifies certain provisions of SOP 97-2.

          The Company licenses its software under automatically renewing agreements, which allow the licensees use of the software for the term of the agreement and each renewal period. The fee charged for this license is typically stated in the contract and is not inclusive of any post contract customer support. The agreements typically do not allow for cancellation during the term of the agreement; therefore, the entire fee is non-refundable and is recognized at the time a contract is signed and executed and the software has been delivered. For agreements that contain refund or cancellation provisions, the Company defers the entire fee until such refund or cancellation provisions lapse.

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

Income Taxes

          The Company accounts for income taxes under SFAS No. 109, Accounting for Income Taxes. Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. As of December 31, 2004 the Company believes that it is more likely than not that the Company will be able to generate sufficient taxable income in future years in order to realize the deferred tax assets that are recorded. As such, no valuation allowance has been provided against the Company’s deferred tax assets as of December 31, 2004.

Self-Insurance Reserves

          The Company was primarily self-insured for employee medical and dental costs with certain limits of per claim and aggregate stop loss insurance coverage that management considered adequate during 2002. The Company maintained an accrual for these costs based on claims filed and an estimate of claims incurred but not reported. The difference between actual settlements and recorded accruals were expensed in the period identified. Effective January 1, 2003, the Company ceased being self-insured for medical costs and now participates in a premium based health plan.

Concentration of Revenues

          Substantially all of the Company’s revenues are generated from financial institutions that in turn provide cash management services to small and medium size organizations.

Earnings Per Share

          The Company applies the provisions of SFAS No. 128, Earnings per Share, which establishes standards for both the computation and presentation of basic and diluted EPS on the face of the consolidated statement of operations. Basic earnings per share have been computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during each year presented. Diluted earnings per common share have been computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding plus the dilutive effect of options and other common stock equivalents outstanding during the applicable periods.

Stock Based Compensation

          The Company has elected to account for its stock-based compensation plans under the intrinsic value-based method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and does not utilize the fair value method. However, the Company has adopted the disclosure requirements of SFAS No. 123, Accounting for Stock-Based Compensation, and has adopted the additional disclosure requirements as specified in SFAS No. 148, Accounting For Stock-Based Compensation-Transition and Disclosure, for the three years ended December 31, 2004.

          The following table illustrates the effect on net income available to common shareholders and earnings per share if the fair value based method had been applied to all outstanding and unvested awards in each period.

(in thousands, except per share data)	2004	2003	2002

Net income available to common shareholders, as reported	$514	$1,638	$2,933
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	—	—	28
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(219)	(509)	(909)

Pro forma net income	$295	$1,129	$2,052

(in thousands, except per share data)	2004	2003	2002

Earnings per share:
Basic—as reported	$0.04	$0.12	$0.21

Basic—pro forma	$0.02	$0.08	$0.15

Diluted—as reported	$0.04	$0.12	$0.20

Diluted—pro forma	$0.02	$0.08	$0.14

Fair Value of Financial Instruments

          To meet the reporting requirements of SFAS No. 107, Disclosures About Fair Value of Financial Instruments, the Company estimates the fair value of financial instruments. At December 31, 2004 and 2003, there were no material differences in the book values of the Company’s financial instruments and their related fair values.

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

Segment Disclosures

          The Company applies the provisions of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 establishes standards for the method that business enterprises report information about operating segments in annual and interim financial statements. SFAS No. 131 also establishes standards for related disclosures about products and services, geographic area and major customers. The Company operates in two industry segments, accounts receivables financing and retail inventory forecasting. Note 18 of these consolidated financial statements discloses the Company’s segment results.

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

Recent Accounting Pronouncements

          On December 16, 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised 2004), Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.

          The Company must adopt SFAS No 123(R) no later than July 1, 2005. Early adoption will be permitted in periods in which financial statements have not yet been issued. We expect to adopt SFAS 123(R) on July 1, 2005.

          As permitted by SFAS No. 123, the Company currently accounts for share-based payments to employees using APB Opinion No. 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of SFAS No. 123(R)’s fair value method will have a significant impact on our result of operations, although it will have no impact on our overall financial position. The impact of adoption of SFAS No. 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted SFAS No. 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net income and earnings per share above. SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While the Company cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized in prior periods for such excess tax deductions were not material to the Company’s consolidated financial position or results of operations.

2.        PREFERRED STOCK ISSUANCE

           On January 20, 2004, the Company completed the sale of 20,000 shares of Series A non-convertible preferred stock and a warrant to purchase 16,000,000 shares of our common stock ($1.25 per share exercise price) for a total of $20 million to Lightyear Fund, L.P. (the “Lightyear Transaction”).  The preferred shares carry a cash dividend rate of 10% of an amount equal to the liquidation preference, payable quarterly in arrears, when and as declared by the Board of Directors.  The Series A preferred stock has a liquidation preference superior to the common stock and to the extent required by the terms of the Series B preferred stock, in parity with the currently outstanding Series B preferred stock.  The liquidation preference is equal to the original $20 million purchase price, plus all accrued but unpaid dividends.  In addition, the Security-holders agreement between the Company and Lightyear PBI Holdings, LLC, executed in conjunction with the sale of the preferred stock and warrant, entitles Lightyear to an additional equity purchase right.  The equity purchase right allows Lightyear, so long as Lightyear continues to hold any shares of Series A Preferred Stock, all or any portion of its rights under the warrant or any shares of common stock issued pursuant to an exercise of the warrant, the right to purchase its pro rata portion of all or any part of any new securities which the Company may, from time to time, propose to sell or issue.  However, in the case of new security issuances resulting from the exercise of employee stock options which have an exercise price less than $1.25 per share, Lightyear must still pay $1.25 per share under this equity purchase right.  To the extent that new security issuances resulting from the exercise of employee stock options occur which have an exercise price in excess of $1.25 per share, then Lightyear will be required, if they choose to exercise their equity purchase right, to pay the same price per share as the employee stock options being exercised.

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

          As a result of the 1998 debt facility extinguishment, the Company recorded a charge of $780,000 to write-off the unamortized portion of debt issuance costs as of January 20, 2004. Also, the Lightyear Transaction required that the Company obtain directors and officers tail insurance coverage for periods prior to January 20, 2004. The premium for the tail directors and officers’ liability insurance coverage totaled approximately $900,000.  The Company expensed the entire premium in January 2004.  Therefore, 2004 operating results include two unusual expense items totaling approximately $1.7 million, and are included in other operating expenses in the accompanying consolidated statement of income for the year ended December 31, 2004.

3.       SALE OF BANK INSURANCE DIVISION

          On June 30, 2003, the Company entered into an agreement to sell certain operating assets of its Bank Insurance business for cash of $325,000 and a note receivable for $175,000. The note is secured by all assets of the business sold, is due in equal quarterly installments of principal and interest through June 2006 and bears interest at 3%.  The result of this transaction was a gain on sale of approximately $427,000, which is included in maintenance and other revenues in the accompanying 2003 consolidated statement of income.

4.       ACQUISITION

          On May 28, 2002, the Company acquired certain operating assets of a division of CAM Commerce (“CAM”) for cash of $800,000. The acquisition was accounted for as a purchase in accordance with SFAS No. 141, Business Combinations. The purchase price was allocated as follows:

(in thousands)

Customer List	$170
Non-compete	50
Furniture and equipment	10
Goodwill	570

$800

5.       PROPERTY AND EQUIPMENT

          Property and equipment are classified as follows:

(in thousands)	2004	2003

Purchased software	$4,876	$5,016
Leasehold improvements	694	1,141
Furniture and equipment	8,277	8,369

	13,847	14,526
Less accumulated depreciation	(11,520)	(10,828)

	$2,327	$3,698

          Depreciation expense was approximately $1,642,000, $2,698,000, and $3,285,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

          In September 2001, the Company’s Board of Directors decided to sell the Company’s headquarters building and consolidate operations into the Technology and Business Service Center, which is in leased space adjacent to the headquarters building. During the first quarter of 2002, this property was sold for net proceeds of approximately $2.2 million, resulting in a net gain on the sale of approximately $200,000. This gain is included in other operating expense in the accompanying consolidated statement of income.

          As a result of the merger with Towne in 2001, the Company owned a 12,852 square foot office building in Riverside, California, situated on 3.3 acres of land that housed the RMSA administrative offices. The Company sold this building and property in August of 2002 for approximately $645,000 and relocated the RMSA administrative offices to comparable leased space in the Riverside, California area. The net proceeds from this transaction were used to reduce our outstanding debt.

          During the fourth quarter of 2003, the Company completed an extensive review of its fixed assets and determined that certain fixed assets, primarily computer equipment, should be written off.  As such, $160,000 of computer equipment was expensed in 2003, which is included in other operating expense in the accompanying 2003 consolidated statement of income. Also, the Company retired fully depreciated fixed assets with a cost of approximately $4,706,000.

6.       INTANGIBLE AND OTHER ASSETS

          Intangible and other assets consist of the following:

(in thousands)	2004	2003

Goodwill	$7,174	$7,174
Debt issuance costs, net of accumulated amortization of $90 and $1,589, respectively ($780,000 written off in January 2004, see Note 2)	195	809
Non-compete agreements, net of accumulated amortization of $449 and $438, respectively	961	972
Customer lists, net of accumulated amortization of $841 and $581, respectively (remaining weighted average life of 21 months)	459	719
Acquired technology, net of accumulated amortization of $167 and $117 (remaining weighted average life of 44 months)	183	234
Other, net	263	221

	$9,235	$10,129

Amortization expense of identified intangible assets during the years ended December 31, 2004, 2003 and 2002 was approximately $356,000, $342,000, and $625,000, respectively

The changes in the carrying amount of goodwill for 2004 and 2003 are as follows:

(in thousands)	2004	2003

Balance as of January 1	$7,174	$8,979
Goodwill acquired during year	—	—
Decrease resulting from change to deferred tax assets associated with Towne acquisition (Note 10)	—	(1,611)
Other miscellaneous purchase price adjustments associated with Towne acquisition	—	(194)

Balance as of December 31	$7,174	$7,174

          The estimated amortization expense of intangible assets during the next five years is as follows:

2005	$421
2006	346
2007	79
2008	39
2009 and thereafter	20

$905

7.       ACCRUED LIABILITIES

          Accrued liabilities consist of the following:

(in thousands)	2004	2003

Employee bonuses	$—	$64
Commissions and other payroll costs	885	573
Accrued severance costs	294	134
Accrued income taxes	36	1,033
Other	761	1,982

	$1,976	$3,786

8.       REVOLVING LINE OF CREDIT

          During 2003, the Company had a revolving loan outstanding in conjunction with the Fleet Credit Facility.  The credit agreement (“Fleet Credit Agreement”) evidencing the Fleet Credit Facility allowed the Company to draw up to the lesser of $3.0 million or 60% of eligible receivables, with a sublimit of up to $2.0 million for standby letters of credit. The revolving loan, which was repaid on January 19, 2004, was to have matured on August 7, 2004. The interest rate paid on the revolving loan was 6.75% at December 31, 2003. As of December 31, 2003, there was $950,000 drawn against this facility. Weighted average borrowings drawn against the facility during the years ended December 31, 2003 and 2002 were $950,000 and $929,000, respectively. As of December 31, 2003, there was also $920,981 of reduced availability under the revolving loan related to standby letters of credit outstanding.  This revolving line of credit was refinanced subsequent to December 31, 2003 in conjunction with the capital event described in Note 2.

          The new revolving line of credit with Bank of America allows for a $6.0 million line, including a $1.0 million letter of credit sublimit.  The revolver availability reduces by $1.0 million on each of the first two anniversary dates of the credit facility.  As of December 31, 2004, there was $110,000 drawn against the facility and $420,000 was utilized for in standby letters of credit.  Weighted average borrowings drawn against the facility during 2004 were $2.6 million.

9.       LONG-TERM DEBT

          Long-term debt consists of the following:

(in thousands)	2004	2003

Term Loan A with Fleet National Bank, principal due quarterly; interest due monthly at the Eurodollar or bank prime rate plus the applicable margin	$—	$3,883
Term Loan B with Fleet National Bank, principal due quarterly; interest due monthly at the Eurodollar or bank prime rate plus the applicable margin	—	19,042
Term Loan with Bank of America, principal and interest due quarterly At LIBOR plus the applicable margin	3,333	—
Capital lease obligations, principal and interest due monthly with discount rates ranging from 8.61% to 8.75%, maturities through July 22, 2004	—	201

	3,333	23,126
Less current portion	(1,667)	(3,849)

	$1,666	$19,277

          Term Loans A and B and the revolving line of credit facility described in Note 8 with Fleet National Bank were secured by substantially all assets of the Company and its subsidiaries. The Fleet Credit Agreement included certain restrictive financial covenants related to minimum earnings before interest, taxes, depreciation and amortization (“EBITDA”), consolidated debt to EBITDA, interest coverage and fixed charge coverage. The Fleet Credit Agreement prohibited the Company from declaring and paying any cash dividends during the respective terms of the loans.  As of December 31, 2003, the Company was in violation of certain of these covenants.  These covenants, however, expired at the time the Company refinanced the Fleet Credit Agreement as discussed in more detail below.  At the time of refinancing with Bank of America and throughout 2004, the Company was in compliance with the Bank of America facility covenants.

          The Fleet term loans above were refinanced on January 19, 2004 in conjunction with the capital event described in Note 2.

          The Bank of America term loan is repayable in twelve equal quarterly installments of $416,667, along with interest at the applicable margin. Interest is also due on the outstanding revolving line of credit quarterly at the applicable margin. The interest rates of the term loan and revolving loan are based on a pricing grid using the Company’s Funded Debt to EBITDA Ratio, as follows:

Funded Debt to EBITDA	Libor	Base Rate

Less than or equal to 1.0	Libor + 2.25%	0
Greater than 1.0 but less than or equal to 1.25	Libor + 2.50%	0
Greater than 1.25 but less than or equal to 1.50	Libor + 2.75%	0

          The Bank of America Credit Agreement includes certain restrictive financial covenants relating to net worth, maximum annual capital expenditures, funded debt to EBITDA ratio and fixed charge coverage ratio and is secured by substantially all assets of the Company and its subsidiaries.

          The Bank of America Credit Agreement prohibits the Company from declaring and paying any cash dividends on any class of stock, except for the Series A and Series B preferred shares outstanding, provided, that no default, as defined in the Bank of America Credit Agreement, exists as of the date of payment and such payment will not cause a default.

          As a result of this refinancing and in accordance with SFAS No. 6, Classification of Short-Term Obligations Expected to Be Refinanced, the Company exhibited the intent and ability to refinance the Fleet Credit Agreement, and as such, classified $20.2 million of the Fleet Credit Facility as long-term in the accompanying consolidated balance sheet as of December 31, 2003.  The amount classified as long-term represents the net proceeds of the Series A preferred stock and the non-current portion of the Bank of America Facility.

10.     INCOME TAXES

          Income tax provision (benefit) consisted of the following for the three years ended December 31, 2004:

(in thousands)	2004	2003	2002

Current income tax expense (benefit)	$(1,003)	$117	$55
Deferred tax expense	1,065	1,033	1,922

Income tax provision, net	$62	$1,150	$1,977

          A reconciliation of the tax provision from the U.S. federal statutory rate to the effective rate for the three years ended December 31, 2004 is as follows:

(in thousands)	2004	2003	2002

Tax expense at U.S. federal statutory rate	$895	$1,032	$1,756
State tax expense, net of reduction to federal taxes	129	118	200
Expenses not deductible	56	80	65
Other	(1,018)	(80)	(44)

Income tax provision, net	$62	$1,150	$1,977

          During September 2004, the Company recorded a $972,000 tax benefit relating to an income tax contingent liability for which the statue of limitations expired in September 2004. This resulted in the large other reconciling item above and the low effective tax rate for 2004.

          Significant components of the Company’s deferred tax assets and liabilities, using a tax rate of 39% at December 31, 2004 and 2003 are as follows:

(in thousands)	2004	2003

Current assets (liabilities):
Deferred revenue	$138	$109
Allowances on assets	97	139
Expenses not yet deductible	(165)	611

Deferred tax assets, current	70	859

Non-current assets (liabilities):
Software development costs	(446)	(491)
Net operating loss carryforwards	3,747	3,929
Expenses not yet deductible	42	95
Other	(639)	(553)

Deferred tax assets, non-current	2,704	2,980

Total net deferred tax assets	$2,774	$3,839

          As a result of the completion of the 2002 federal tax return, certain costs associated with the Towne merger were determined to be deductible for tax purposes, thereby creating additional deferred tax assets that had not been previously recognized. As such, goodwill, associated with the Towne merger, was reduced by approximately $1.6 million in 2003.

          The Company has net operating loss carryforwards of approximately $9.6 million available as of December 31, 2004 for both federal and state tax purposes. These carryforwards are limited in use to approximately $1.1 million per year in years 2005 through 2009 and $333,000 annually thereafter due to the Lightyear transaction and the Towne merger and expire at various times through 2022.

11.     PREFERRED STOCK

          On August 9, 2001, the Company issued 40,031 shares of Series B Convertible Preferred Stock valued at approximately $114,000 as a condition of the merger of Towne into Private Business. These preferred shares were issued in exchange for all the issued and outstanding Towne Series B preferred stock. The preferred stock is entitled to dividends, in preference to the holders of any and all other classes of capital stock of the Company, at a rate of $0.99 per share of preferred stock per quarter commencing on the date of issuance. Holders of the Series B Preferred shares are entitled to one vote per share owned. Approximately $351,000 in accrued dividends payable was assumed by the Company as a part of the merger transaction and approximately $160,000, $160,000 and $63,000 of dividends payable were accrued during the years ended December 31, 2003, 2002 and the period from August 9, 2001 through December 31, 2001, respectively. Total accrued dividends were $735,000 as of December 31, 2003. Accrued dividends payable were paid in full during 2004.

          The Series B Convertible Preferred Stock is convertible to common stock on a one share for one share basis at the option of the preferred stockholders at any time after August 9, 2002 upon the written election of the stockholder. The Series B Convertible Preferred Stock is also redeemable at the option of the Company for cash at any time, in whole or in part, with proper notice. The stated redemption price is $50.04 per Series B Convertible Preferred share, plus any accrued but unpaid dividends as of the redemption date. The Series B Convertible Preferred Stock, in the event of liquidation, dissolution or winding up of the Company, contains a liquidation preference over all other capital stock of the Company equal to and not less than the stockholder’s invested amount plus any declared but unpaid dividends payable. As of December 31, 2004, in the event of liquidation, dissolution or winding up of the Company, the preferred stockholders would be entitled to receive a total of approximately $2.0 million.

          The Series A Non-convertible Preferred Stock issued on January 20, 2004 in conjunction with the capital event is described in Note 2. Holders of the Series A Preferred shares are entitled to 800 votes per share owned.

12.     EMPLOYEE STOCK OPTION PLAN

          The Company has three stock option plans: the 1994 Stock Option Plan, the 1999 Stock Option Plan and the 2004 Equity Incentive Plan. Options under these plans include non-qualified and incentive stock options and are issued to officers, key employees and directors of the Company. The Company has reserved 3,090,504 shares of common stock for these plans under which the options are granted at a minimum of 100% of the fair market value of common stock on the date of the grant, expire 10 years from the date of the grant and are exercisable at various times determined by the Board of Directors. The Company also has approximately 963,000 shares of common stock reserved for the issuance of options replacing the Towne options outstanding at the time of the Towne merger. The Company applies APB No. 25 in accounting for its options and, accordingly, no compensation cost has been recognized.

          A summary of the status of the Company’s stock options is as follows:

	Number of Shares	Weighted Average Exercise Price

Balance at December 31, 2001	2,751,457	$10.02
Granted	532,001	1.92
Exercised	(53,913)	2.54
Canceled	(996,038)	16.72

Balance at December 31, 2002	2,233,507	$5.56
Granted	745,700	0.59
Exercised	(15,268)	0.64
Canceled	(454,054)	9.81

Balance at December 31, 2003	2,509,885	$3.35
Granted	160,000	1.59
Exercised	(296,274)	1.09
Canceled	(131,531)	4.73

Balance at December 31, 2004	2,242,080	$3.44

The following table summarizes information about stock options outstanding at December 31, 2004:

	Options Outstanding			Options Exercisable

Exercise Price	Number	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number	Weighted Average Exercise Price

$ 0.00 to $ 4.99	1,987,137	6.5 years	$1.90	1,728,426	$1.98
$ 5.00 to $14.99	153,509	3.6 years	6.76	153,509	6.76
$15.00 to $34.99	62,965	4.2 years	21.65	62,965	21.65
$35.00 to $54.99	38,469	3.4 years	39.72	38,469	39.72

Total	2,242,080	6.3 years	$3.44	1,983,369	$3.70

          At the end of 2004, 2003 and 2002, the number of options exercisable was approximately 1,983,000, 1,638,000, and 1,331,000, respectively, and the weighted average exercise price of these options was $3.70, $4.38, and $7.60, respectively.

          SFAS No. 123 requires that compensation expense related to options granted be calculated based on the fair value of the options as of the date of grant. The fair value calculations take into account the exercise prices and expected lives of the options, the current price of the underlying stock, its expected volatility, the expected dividends on the stock, and the current risk-free interest rate for the expected life of the option. Under SFAS No. 123, the weighted average fair value of the 2004, 2003 and 2002 options at the date of grant was approximately $1.20, $1.17 and $1.67 per share, respectively. The fair value was calculated using a weighted average risk-free rate of 4.0%, 4.0%, and 4.5%, an expected dividend yield of 0% and expected stock volatility of 75%, 75% and 75% for 2004, 2003 and 2002, respectively, and an expected life of the options of eight years.

13.     NET INCOME PER SHARE

          Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the year. Diluted earnings per share is computed by dividing net income available to common stockholders by the weighted average number of dilutive common and common equivalent shares outstanding during the fiscal year, which includes the additional dilution related to conversion of preferred stock and stock options as computed under the treasury stock method. Neither the Series B Convertible Preferred Stock nor the common stock warrant held by the Series A shareholder were included in the adjusted weighted average common shares outstanding for 2004, 2003 and 2002 as the effects of conversion are anti-dilutive.

          The following table is a reconciliation of the Company’s basic and diluted earnings per share in accordance with SFAS No. 128:

(in thousands, except per share data)	2004	2003	2002

Net income available to common stockholders	$514	$1,638	$2,933

Basic earnings per Share:
Weighted average common shares outstanding	14,243	4,028	14,005

Basic earnings per share	$.04	$0.12	$0.21

Diluted earnings per Share:
Weighted average common shares outstanding	14,243	14,028	14,005
Dilutive common share equivalents	463	88	305

Total diluted shares outstanding	14,706	14,116	14,310

Diluted earnings per share	$0.04	$0.12	$0.20

14.     COMMITMENTS AND CONTINGENCIES

          The Company leases office space and office equipment under various operating lease agreements. Rent expense for the years ended December 31, 2004, 2003 and 2002 totaled approximately $1,446,000, $1,503,000, and $1,433,000, respectively, and is included in general and administrative expense in the consolidated statements of income.

          As of December 31, 2004, the future minimum lease payments relating to operating lease obligations are as follows:

(in thousands)

2005	$1,356
2006	1,310
2007	1,306
2008	1,151
2009	1,147
Thereafter	285

$6,555

Legal Proceedings.

          We are not currently a party to, and none of our material properties is currently subject to, any material litigation other than routine litigation incidental to our business.

Employment Agreements

          The Company has entered into employment agreements with certain executive officers of the Company. The agreements provide for compensation to the officers in the form of annual base salaries and bonuses based on the earnings of the Company. The employment agreements also provide for severance benefits, ranging from 0 to 24 months, upon the occurrence of certain events, including a change in control, as defined. As of December 31, 2004, the total potential payouts under all employment agreements was approximately $1.1 million.

15.     EMPLOYEE BENEFIT PLANS

          The Company has an employee savings plan, the Private Business, Inc. 401(k) Profit Sharing Plan (the “Plan”), which permits participants to make contributions by salary reduction pursuant to section 401(k) of the Internal Revenue Code. The Company matches contributions contributed by employees up to a maximum of $1,000 per employee per year and may, at its discretion, make additional contributions to the Plan. Employees are eligible for participation beginning with the quarter immediately following one year of service. Total contributions made by the Company to the Plan were $153,000, $192,000, and $196,000 in 2004, 2003 and 2002, respectively, and are included in general and administrative expense in the consolidated statements of income.

          During 2000, the Company established an employee stock purchase plan whereby eligible employees may purchase Company stock at a discount through payroll deduction of up to 15% of base pay. The price paid for the stock is the lesser of 85% of the closing market price on the first or last day of the quarter in which payroll deductions occur. The Company has reserved 333,333 shares for issuance under this plan. The Company issued 30,000 shares during 2004, 71,000 shares during 2003 and 47,000 shares during 2002.

          As a result of the Towne merger, the Company has an employee stock ownership plan (“ESOP”), the RMSA Employee Stock Ownership Plan (the “ESOP Plan”). The purpose of the ESOP is to provide stock ownership benefits for substantially all the employees of RMSA who have completed one year of service. The plan is subject to all the provisions of the Employee Retirement Income Security Act of 1974 (“ERISA”), as amended. The Company may make discretionary contributions to the ESOP Plan in the form of either cash or the Company’s common stock. The ESOP Plan does not provide for participant contributions. Participants vest in their accounts ratably over a seven-year schedule. The Company made no contribution to the ESOP Plan in 2004, 2003 or 2002. As of December 31, 2004, all of the Company’s common shares previously held by the ESOP Plan were distributed to participants as a result of the Plan’s termination.

16.     RELATED PARTY TRANSACTIONS

          During the years ended December 31, 2004, 2003 and 2002, the Company paid fees of approximately $15,000, $25,000 and $105,000, respectively for legal services to a law firm in which a director and shareholder of the Company is a partner.

17.     QUARTERLY FINANCIAL DATA (UNAUDITED)

	Quarter Ended (in thousands, except per share data)

	March 31, 2003	June 30, 2003	Sept. 30, 2003	Dec. 31, 2003	March 31, 2004	June 30, 2004	Sept. 30, 2004	Dec. 31, 2004

Statement of income data:
Revenues	$11,066	$11,179	$10,706	$10,206	$9,843	$10,156	$9,998	$9,652

Operating income (loss)	$60	$1,421	$1,660	$1,299	$(982)	$1,175	$1,216	$1,425

Income (loss) from operations before income taxes	$(292)	$1,022	$1,275	$943	$(1,172)	$1,341	$1,123	$1,340
Income tax provision (benefit)	(114)	399	497	368	(457)	526	(531)	524

Net income (loss)	(178)	623	778	575	(715)	815	1,654	816
Preferred stock dividends	40	40	40	40	438	545	540	533

Net income (loss) available to common Stockholders	$(218)	$583	$738	$535	$(1,153)	$270	$1,114	$283

Earnings (loss) per diluted common share	$(0.02)	$0.04	$0.05	$0.04	$(0.08)	$0.02	$0.07	$0.02

          The quarter ended March 31, 2004 included unusual charges totaling $1.7 million in operating expenses related to the completion of the capital event described in Note 2.

          The quarter ended September 30, 2004 included a $972,000 income tax benefit related to the favorable settlement of an income tax contingency as described in Note 10.

          The quarter ended June 30, 2003 included a $427,000 gain in total revenues relating to the sale of a division of the Company as described in Note 3.

18.     SEGMENT INFORMATION

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

          The following table summarizes the financial information concerning the Company’s reportable segments from continuing operations for the years ended December 31, 2004, 2003 and 2002.

	2004			2003			2002

(in thousands)	Accounts Receivable Financing	Retail Inventory Forecasting	Total	Accounts Receivable Financing	Retail Inventory Forecasting	Total	Accounts Receivable Financing	Retail Inventory Forecasting	Total

Revenues	$30,646	$9,003	$39,649	$34,033	$9,124	$43,157	$44,076	$10,469	$54,545

Income before taxes	1,613	1,019	2,632	2,216	732	2,948	4,151	919	5,070

Assets	17,236	4,100	21,336	22,689	4,396	27,085	27,948	5,353	33,301

Total expenditures for additions to long-lived assets	1,095	149	1,244	835	40	878	3,271	—	3,271

SCHEDULE II

PRIVATE BUSINESS, INC.

VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Period	Additions Charged to Costs and Expenses (1)	Additions Resulting From Acquisitions (1)	Deductions (Charge Offs)(1)	Balance at End of Period

Year ended December 31, 2004 Allowance for doubtful accounts	$358,000	$31,000	$—	$147,000	$242,000

Year ended December 31, 2003 Allowance for doubtful accounts	$632,000	$260,000	$—	$534,000	$358,000

Year ended December 31, 2002 Allowance for doubtful accounts	$258,000	$793,000	$—	$419,000	$632,000

(1)	Additions to the allowance for doubtful accounts are included in general and administrative expense. All deductions or charge offs are charged against the allowance for doubtful accounts.

SIGNATURES

          Pursuant to the requirements of Schedule 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRIVATE BUSINESS, INC

/s/ HENRY M. BAROCO

Henry M. Baroco Chief Executive Officer

Date: March 18, 2005

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ HENRY M. BAROCO	Chief Executive Officer	March 18, 2005
and Director
Henry M. Baroco

/s/ J. SCOTT CRAIGHEAD	Chief Financial Officer	March 18, 2005
(Principal Financial and
J. Scott Craighead	Accounting Officer)

/s/ DAVID Y. HOWE	Director	March 18, 2005

David Y. Howe

/s/ DAVID W. GLENN	Director	March 18, 2005

David W. Glenn

/s/ THIERRY F. HO	Director	March 18, 2005

Thierry F. Ho

/s/ DAVID B. INGRAM	Director	March 18, 2005

David B. Ingram

/s/ GLENN W. STURM	Director	March 18, 2005

Glenn W. Sturm

/s/ ROBERT A. MCCABE, JR.	Director	March 18, 2005

Robert A. McCabe, Jr.

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit

3.1	Amended and Restated Charter of the Company (incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on No. 333-75013 Form S-1).
3.1.1	Charter Amendment Dated August 9, 2001 (incorporated by reference to Exhibit 3.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).
3.1.2	Charter Amendment Dated January 16, 2004 (incorporated by reference to Exhibit B of the Company’s Definitive Proxy Statement on Schedule 14A filed on December 29, 2003).
3.2	Amended and Restated Bylaws of Private Business (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement No. 333-75013 on Form S-1).
3.2.1	Bylaw Amendment Dated January 20, 2004. (incorporated by reference to Exhibit 3.2.1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003)
10.1	Stock Purchase Agreement dated as of July 24, 1998 (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement No. 333-75013 on Form S-1).
10.2	Stockholders Agreement dated as of August 7, 1998 (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement No. 333-75013 on Form S-1).
10.3	Registration Rights Agreement dated as of August 7, 1998 (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement No. 333-75013 on Form S-1).
10.4

Credit Agreement dated as of January 19, 2004 between the Company, certain guarantees, and Bank of America, N.A. (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004).

10.5

Form of Indemnification Agreement between Private Business and each of its Officers and Directors (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement No. 333-75013 on Form S-1).

10.6	Form of Non-qualified Stock Option Agreement without change of control provision (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement No. 333-75013 on Form S-1).
10.7	Form of Non-qualified Stock Option Agreement with change of control provision (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement No. 333-75013 on Form S-1).
10.8	Private Business, Inc. 1999 Amended and Restated Stock Option Plan (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement No. 333-75013 on Form S-1).
10.9	Cendant Termination and Non-Competition Agreement (incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement No. 333-75013 on Form S-1).
10.10

Lease Between Triple Brentwood as Landlord and 21 Private Business, Inc. as Tenant (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999).

10.11	Employment Agreement between the Company and Henry M. Baroco (incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).
10.12

Incentive Stock Option Agreement between the Company and Henry M. Baroco (incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).

10.13	Employment Agreement between the Company and Arthur J. Kimicata (incorporated by reference to Exhibit 10.6 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).
10.14

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

10.16

Security-holders Agreement dated January 20, 2004, by and among the Company and Lightyear PBI Holdings, LLC (incorporated by reference to Exhibit D of the Company’s Definitive Proxy Statement on Schedule 14A filed on December 29, 2003).

10.17

Private Business, Inc. 2004 Equity Incentive Plan (incorporated by reference to Appendix B to the Company’s Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on April 23, 2004)

21	Subsidiaries of Private Business.
23.1	Consent of Ernst & Young LLP.

Exhibit Number	Description of Exhibit

31.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Chief Executive Officer.
31.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer.
32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 — Chief Executive Officer.
32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 — Chief Financial Officer.

The attachments referenced in these exhibits are not included in this filing but are available from Private Business upon request.