Form 10-Q
period 2005-03-31
PRIVATE BUSINESS INC
filed 2005-05-13
CIK 1069469

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2005

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

Yes ☒	No ☐

          Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

          Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Class	Outstanding as of April 30, 2005

Common Stock, no par value	14,661,923 shares

PRIVATE BUSINESS, INC.

Form 10-Q

For Quarter Ended March 31, 2005

INDEX

		Page No.

Part I – Financial Information
Item 1 –	Financial Statements
	Unaudited Consolidated Balance Sheets As of March 31, 2005 and December 31, 2004	3
	Unaudited Consolidated Statements of Operations for the three months ended March 31, 2005 and 2004	4
	Unaudited Consolidated Statements of Cash Flows for the three months ended March 31, 2005 and 2004	5
	Notes to Unaudited Consolidated Financial Statements	6 –11
Item 2 –	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12 – 25
Item 3 –	Quantitative and Qualitative Disclosures About Market Risk	25
Item 4 –	Disclosure Controls and Procedures	25

Part II – Other Information
Item 1 –	Legal Proceedings	26
Item 6 –	Exhibits	26
Signatures		27

Part 1
Financial Information

Item 1.   Financial Statements

PRIVATE BUSINESS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)	March 31, 2005	December 31, 2004

	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$7	$7
Accounts receivable — trade, net of allowance for doubtful accounts of $265 and $242, respectively	4,526	4,506
Accounts receivable — other	84	104
Deferred tax assets	151	70
Prepaid and other current assets	1,105	1,245

Total current assets	5,873	5,932

PROPERTY AND EQUIPMENT, NET	2,087	2,327
OTHER ASSETS:
Software development costs, net	1,165	1,138
Deferred tax assets	2,421	2,704
Intangible and other assets, net	9,112	9,235

Total other assets	12,698	13,077

Total assets	$20,658	$21,336

LIABILITIES AND STOCKHOLDERS’ EQUITY CURRENT LIABILITIES:
Accounts payable	$1,421	$1,861
Accrued liabilities	1,652	1,976
Deferred revenue	486	586
Current portion of long-term debt and capital lease obligations	1,667	1,667

Total current liabilities	5,226	6,090

REVOLVING LINE OF CREDIT	510	110
OTHER NONCURRENT LIABILITIES	64	74
LONG-TERM DEBT, net of current portion	1,250	1,666

Total liabilities	7,050	7,940

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Common stock, no par value; 100,000,000 shares authorized; shares issued and outstanding, 14,655,927 and 14,388,744, respectively	0	0
Preferred Stock, 20,000,000 shares authorized:
Series A, non-convertible, no par value; 20,000 shares issued and outstanding	6,209	6,209
Series B, convertible, no par value; 40,031 shares issued and outstanding	114	114
Additional paid-in capital	4,089	3,716
Retained earnings	3,196	3,357

Total stockholders’ equity	13,608	13,396

Total liabilities and stockholders’ equity	$20,658	$21,336

The accompanying notes are an integral part of these consolidated financial statements.

PRIVATE BUSINESS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS – UNAUDITED
For the Three Months Ended March 31, 2005 and 2004

(in thousands, except per share data)	2005	2004

REVENUES:
Participation fees	$5,590	$6,297
Software license	194	53
Retail planning services	2,202	2,251
Maintenance and other	1,213	1,242

Total revenues	9,199	9,843

OPERATING EXPENSES:
General and administrative	3,817	4,309
Selling and marketing	4,390	4,376
Research and development	91	113
Amortization	208	326
Other operating expense, net	0	1,701

Total operating expenses	8,506	10,825

OPERATING INCOME (LOSS)	693	(982)
INTEREST EXPENSE, NET	70	190

INCOME (LOSS) BEFORE INCOME TAXES	623	(1,172)
Income tax expense (benefit)	244	(457)

NET INCOME (LOSS)	379	(715)
Preferred stock dividends	540	438

NET LOSS AVAILABLE TO COMMON SHAREHOLDERS	$(161)	$(1,153)

LOSS PER SHARE:
Basic	$(0.01)	$(0.08)

Diluted	$(0.01)	$(0.08)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	14,575	14,079

Diluted	14,575	14,079

The accompanying notes are an integral part of these consolidated financial statements.

PRIVATE BUSINESS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS – UNAUDITED
For the Three Months Ended March 31, 2005 and 2004

(in thousands)	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$379	$(715)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	549	803
Deferred taxes	202	(143)
Write-off of debt issuance cost from Fleet debt facility	0	780
Stock compensation	6	0
Deferred gain on land sale	(4)	(4)
Changes in assets and liabilities:
Accounts receivable	(15)	197
Prepaid and other current assets	140	140
Other assets	0	24
Accounts payable	(440)	(311)
Accrued liabilities	(309)	(312)
Deferred revenue	(100)	(32)

Net cash provided by operating activities	408	427

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(66)	(37)
Software development costs	(153)	(173)
Payment received on note receivable	0	15

Net cash used in investing activities	(219)	(195)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments on long-term debt	(416)	(417)
Repayments on capitalized lease obligations	0	(111)
Repayments of other short-term borrowings	0	(201)
Extinguishment of long-term debt facility with Fleet	0	(23,875)
Proceeds from revolving line of credit	400	750
Proceeds from exercise of employee stock options	358	23
Stock issued through employee stock purchase plan	9	7
Net proceeds from sale of Series A preferred shares and comon stock warrant	0	17,295
Net proceeds from new debt facility with Bank of America	0	7,214
Payments of declared preferred dividends	(540)	(400)

Net cash provided by (used in) financing activities	(189)	285

NET CHANGE IN CASH AND CASH EQUIVALENTS	0	517
CASH AND CASH EQUIVALENTS at beginning of year	7	1,586

CASH AND CASH EQUIVALENTS at end of period	$7	$2,103

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash payments for income taxes during period	$119	$158

Cash payments of interest during period	$45	$154

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

          These consolidated financial statements, footnote disclosures and other information should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2004.

B.      Summary of Significant Accounting Policies

Principles of Consolidation

          The accompanying financial statements include the accounts of Private Business, Inc. and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

          Our significant accounting policies include revenue recognition and software development costs. Please refer to our critical accounting policies as described in Management’s Discussion and Analysis of Financial Condition and Results of Operations and our Annual Report on Form 10-K for the year ended December 31, 2004 for a more detailed description of these accounting policies.

Stock-Based Compensation

          The Company has elected to account for its stock-based compensation plans under the intrinsic value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and does not utilize the fair value method.

          The following table illustrates the effect on net loss available to common shareholders and loss per share if the fair value based method had been applied to all outstanding and unvested awards for the three-month periods ended March 31, 2005 and 2004, respectively.

(in thousands, except per share data)	2005	2004

Net loss available to common shareholders, as reported	$(161)	$(1,153)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects	4	0
Add (Deduct): Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	15	(92)

Pro forma net loss	$(142)	$(1,245)

	2005	2004

Loss per share:
Basic—as reported	$(0.01)	$(0.08)

Basic—pro forma	$(0.01)	$(0.09)

Diluted—as reported	$(0.01)	$(0.08)

Diluted—pro forma	$(0.01)	$(0.09)

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

          The net proceeds above were allocated between the preferred stock, the common stock warrant and the additional common stock equity right based upon the estimated fair values of each instrument, resulting in $6.2 million being allocated to the preferred shares and $10.7 million being allocated to the common stock warrant and additional common stock equity right.  The estimated fair value of the preferred stock was determined based on valuing the expected preferred stock dividend stream using expected yields ranging from 20.2% to 30.2%.  These yield ranges were arrived at by comparison to other similar preferred issuances at companies with similar equity ratings.  The estimated fair value of the common stock warrant and additional common stock equity right were determined by using the Black-Scholes model. The assumptions used in this valuation for the warrant included the exercise price of $1.25, the expected life of the warrant of ten years, an interest rate of 4.41% and volatility factors of between 51.9% and 64.3% determined based on selected comparable companies. The assumptions used in this valuation for the additional common stock equity right included exercise prices ranging from $1.25 to $42.64, expected lives between two and seven years, an interest rate of 4.0% and a volatility factor of 75%.

          Simultaneous with the closing of the Lightyear Transaction, the Company entered into the Bank of America Credit Facility.  The Bank of America Credit Facility is an $11.0 million facility that includes a term loan in the amount of $5.0 million and a revolving line of credit of up to $6.0 million. The revolving line of credit includes a $1.0 million letter of credit sub-limit. As of March 31, 2005, $3.4 million is outstanding under the Bank of America Credit Facility.

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

          The following table represents information necessary to calculate earnings per share for the three-month periods ended March 31, 2005 and 2004:

	Three Months Ended March 31,

(in thousands)	2005	2004

Net loss available to common shareholders	$(161)	$(1,153)

Weighted average common shares outstanding	14,575	14,079
Plus additional shares from common stock equivalent shares:
Options, warrant and convertible preferred stock	0	0

Adjusted weighted average common shares outstanding	14,575	14,079

          For the three months ended March 31, 2005 and 2004, respectively, approximately 18.1 million and 14.9 million employee stock options, convertible preferred shares and stock warrant were excluded from diluted loss per share calculations, as their effects were anti-dilutive.

E.      Bank Covenants

          The Company’s credit facility with Bank of America is secured by a pledge of all Company assets and imposes financial covenants and requirements and contains limitations on the Company’s ability to sell material assets, redeem capital stock and pay dividends, among other actions. As of March 31, 2005, the Company was in compliance with all such covenants.

F.      Legal Proceedings

          We are not currently a party to, and none of our material properties is currently subject to, any material litigation other than routine litigation incidental to our business.

G.      Segment Information

          The Company accounts for segment reporting under SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. Corporate overhead costs and interest have been allocated to income (loss) before taxes of the retail inventory forecasting segment. Additionally, $1.5 million of goodwill associated with the Towne merger has been allocated to the retail inventory forecasting segment and is therefore included in the segment’s total assets.

          The following table summarizes the financial information concerning the Company’s reportable segments from continuing operations for the three months ended March 31, 2005 and 2004.

	Three Months Ended March 31, 2005			Three Months Ended March 31, 2004

(in thousands)	Accounts Receivable Financing	Retail Inventory Forecasting	Total	Accounts Receivable Financing	Retail Inventory Forecasting	Total

Revenues	$6,997	$2,202	$9,199	$7,592	$2,251	$9,843

Income (loss) before taxes	$346	$277	$623	$(1,429)	$257	$(1,172)

Assets	$16,646	$4,012	$20,658	$21,674	$4,189	$25,863

Total expenditures for additions to long-lived assets:	$219	$0	$219	$208	$2	$210

H.      New Accounting Pronouncements

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

          The Company must adopt SFAS No. 123(R) no later than January 1, 2006. Early adoption will be permitted in periods in which financial statements have not yet been issued. We expect to adopt SFAS No. 123(R) on January 1, 2006.

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

PRIVATE BUSINESS, INC.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations Three Months Ended March 31, 2005 and 2004

Note Regarding Forward Looking Information

          This interim report contains several “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 including, without limitation, statements containing the words “may,” “would,” “could,” “will,” “expect,” “anticipate,” “believe,” “intend,” “plan,” and “estimate” and words of similar importance. Such statements include statements concerning our operations, prospects, strategies and financial condition, including our future economic performance, intent, plans and objectives, and the likelihood of success in developing and expanding our business. These statements are based upon a number of assumptions and estimates which are subject to significant uncertainties, many of which are beyond our control. Actual results may differ materially from those expressed or implied by such forward-looking statements.  The Company assumes no obligation to update this information. Factors that  could cause actual results to differ materially are discussed in our filings with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended December 31, 2004, and include, among other factors, the timely development and market acceptance of products and technologies and competitive market conditions.

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

          During 2005, we intend to continue to invest in our sales force as we did in 2004. We believe that the market for our current suite of products is strong. Our focus is to build a robust and dynamic sales and marketing organization that can effectively sell a wide variety of products and servies to our customer base. We believe we have made significant strides in this area over the course of 2004 and the first quarter of 2005, however the results of these efforts may not be evident in our financial statements in the near term.

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

          Software license fees for BusinessManager consist of three components:  the license fee, customer training and support fee, and software maintenance fee.  The license fee and customer training and support fee are one-time fees that we receive upon the initial licensing of our BusinessManager program to a community bank.  Our license agreements are executed with terms ranging from three to five years and are renewable for subsequent terms.  Some agreements contain performance or deferred payment terms that must be met in order for us to receive payment and recognize revenue.  Revenue recognition rules for up front fees are complex and require interpretation and judgment on the part of management.  Effective January 1, 2005, we began to recognize revenue from the license fee and customer training and support fee ratably over a four-month service period subsequent to the activation of the license agreement.  Management feels this four-month service period is a better estimate of the period in which customer implementation, training, and marketing and sales support are performed.  Previously, we recognized revenue from the license fee once we had met the terms of the customer agreements.  We also recognized the customer training and support fee ratably over an estimated twelve-month service period.  The software maintenance fee is an annual fee and continues to be recognized ratably over a twelve-month service period.  While the effects of these changes are immaterial to the financial statements, we believe that this revenue recognition practice most accurately portrays the economic reality of the transactions.

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

          Software Development Costs. Software development costs incurred in the research and development of new software products and enhancements to existing software products to be sold or marketed are expensed as incurred until technological feasibility has been established. After such time, any additional costs are capitalized in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed. Also, the Company capitalizes the cost of internally used software when application development begins in accordance with AICPA SOP No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. This is generally defined as the point when research and development has been completed, the project feasibility established, and management has approved a development plan.  Many of the costs capitalized for internally used software are related to upgrades or enhancements of existing systems.  These costs are only capitalized if the development costs will result in specific additional functionality of the existing system, and are capitalized at the point that application development begins. Capitalized software development costs are amortized on a straight-line basis over their useful lives, generally three years. The key assumptions and estimates that must be made relative to this accounting policy center around determining when technological feasibility has been achieved, and whether the project being undertaken is one that will be marketable or enhance the marketability of an existing product for externally marketed software, and whether the project will result in additional functionality for internal use software projects.  Management consults monthly with all project managers to ensure that the scope and expected results of each project are understood in order to make a judgment on whether it meets the requirements outlined in the authoritative accounting literature.

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

	First Quarter

	2005	2004

Revenues:
Participation fees	60.8%	64.0%
Software license	2.1%	0.5%
Retail planning services	23.9%	22.9%
Maintenance and other	13.2%	12.6%

	100.0%	100.0%
Operating Expenses:
General and administrative	41.5%	43.8%
Selling and marketing	47.7%	44.5%
Research and development	1.0%	1.1%
Amortization	2.3%	3.3%
Other operating expense, net	0.0%	17.3%

	92.5%	110.0%

Operating Income (Loss)	7.5%	(10.0)%
Interest expense, net	0.8%	1.9%

Income (Loss) Before Income Taxes	6.7%	(11.9)%
Income Tax Provision (Benefit)	2.7%	(4.6)%

Net Income (Loss)	4.0%	(7.3)%
Preferred Stock Dividends	5.9%	4.4%

Net Loss Available to Common Shareholders	(1.9)%	(11.7)%

          Participation fees. Participation fees decreased 11.2% to $5.6 million for the first three months of 2005 compared to $6.3 million for the comparable period of 2004. The decreases were primarily due to a reduction in the total funding through our BusinessManager program to $929 million for the first three months of 2005, compared to $957 million for the comparable period of 2004.  The decrease in funding is due to fewer merchants funding through our BusinessManager program. As a percentage of total revenues, participation fees accounted for 60.8% for the three-month period ended March 31, 2005 compared to 64.0% for the comparable period of 2004.

          Software license. Software license fees increased 266.0% to $194,000 for the first three months of 2005, compared to $53,000 for the comparable period of 2004. The increase was due to an increase in the number of new software license agreements sold during the first quarter of 2005 compared to 2004, as well as, the Company’s change in estimate regarding the period over which up-front license fees are recognized, as discussed in the Company’s critical accounting policy section of this document.  This increase is also the result of additional product offerings with software licenses during the first quarter of 2005 as compared to 2004.  Software license fees accounted for 2.1% of total revenues for the three months ended March 31, 2005 compared to 0.5% for the comparable period in 2004.

          Retail planning services. Retail planning services revenues declined 2.2% to $2.2 million during the three months ended March 31, 2005 as compared to $2.3 million for the first three months of 2004. The decline is due to lower point of sale system support and billing services provided to customers. As a percentage of total revenues, retail planning services accounted for 23.9% for the first three months of 2005 compared to 22.9% in the comparable period of 2004.

          Maintenance and other. Maintenance and other fees declined 2.3% for the three-month period ended March 31, 2005 compared to the comparable period for 2004. Maintenance and other fees consist primarily of software maintenance fees, credit and fraud risk insurance commissions earned from the sale of policies to our BusinessManager banks, commissions earned through our referrals of certain merchants to alternative financing companies and account verification services performed for some of our BusinessManager banks.  A decrease in our insurance revenues primarily contributed to the decline.  Our insurance revenues decreased 7.9% to $586,000 for the first three months of 2005 compared to $637,000 for the comparable period in 2004. The decline in insurance revenues is due to the lower funding levels through the BusinessManager program as discussed above. Maintenance and other fees accounted for 13.2% of total revenues for the three month period ended March 31, 2005 compared to 12.6% for the comparable period in 2004.

          Total revenues. Total revenues for the first three months of 2005 decreased 6.5% to $9.2 million compared to $9.8 million for the first three months of 2004.

          General and administrative. General and administrative expenses decreased 11.4% to $3.8 million for the three-month period ended March 31, 2005 compared to $4.3 million for the comparable period in 2004. The decrease for the three months ended March 31, 2005 is primarily due to reductions in salary and benefits expense as a result of reduced headcount and lower depreciation expense due to lower capital spending during the last two years. General and administrative expenses include the cost of our executive, finance, human resources, information and support services, administrative functions and general operations. As a percentage of total revenue, general and administrative expenses decreased 2.3% to 41.5% for the three-month period ended March 31, 2005 compared to the same period in the prior year.

          Selling and marketing. Selling and marketing expenses were unchanged at $4.4 million for the first quarter of 2005 and 2004, respectively.  Selling and marketing expenses include the cost of wages and commissions paid to our dedicated business development and bank sales force, travel costs of our sales force, recruiting for new sales and marketing personnel and marketing fees associated with direct and telemarketing programs. As a percentage of total revenue, selling and marketing expenses increased 3.2% to 47.7% for the three-month period of 2005 compared to 44.5% for the comparable period in 2004.

          Research and development. Research and development expenses decreased 19.5% to $91,000 for the first quarter of 2005 compared to $113,000 for the year earlier period. These costs include the non-capitalizable direct costs associated with developing new versions of our system and other projects that have not yet reached technological feasibility. The decrease in costs for the first three months of 2005 was primarily due to fewer total employees working in this area as compared to the same period in 2004.  As a percentage of total revenues, research and development expenses decreased to 1.0% for the three months of 2005 compared to 1.1% for the same period in the prior year.

          Amortization. Amortization expense decreased 36.2% to $208,000 for the first three months of 2005 compared to $326,000 for the comparable period in 2004. These expenses include the cost of amortizing intangible assets including trademarks, software development costs and debt issuance costs (January 2004 only). The decrease is due to amortization of the Fleet debt issuance costs ceasing on January 20, 2004 as a result of the Capital Event described elsewhere in this document.

          Other operating expenses, net. There were no other operating expenses incurred in the first quarter of 2005 compared to $1.7 million in the same period in the prior year. As previously disclosed, for the first quarter of 2004, two unusual charges occurred totaling approximately $1.7 million.  As a result of the Capital Event that occurred January 20, 2004, the Company expensed $780,000 of unamortized debt issuance costs related to the extinguished Fleet debt facility.  In addition, the Company was required to obtain tail coverage for Directors and Officers liability insurance, which cost the Company $896,000.  In accordance with generally acceptable accounting principles, the Company expensed the entire cost of this premium at the time of purchase.

          Operating income (loss). As a result of the above factors, we incurred operating income of $693,000 for the first quarter of 2005 compared to an operating loss of $982,000 for the first three months of 2004. As a percentage of total revenue, operating income was 7.5% for the first three months of 2005 compared to the operating loss of 10.0% for the same period in 2004.

          Interest expense, net. Interest expense, net decreased 63.2% to $70,000 for the three months ended March 31, 2005 compared to $190,000 for the comparable period in 2004. The decrease was primarily due to the reduction of our debt balances in 2004 as a result of the capital event discussed elsewhere in this document.

          Income tax provision (benefit). The income tax provision was approximately $244,000 for the three months ended March 31, 2005 compared to a tax benefit of $457,000 for the same period in 2004. As a percentage of income before taxes, the income tax rate was approximately 39% for both 2005 and 2004.

Liquidity and Capital Resources

          Our primary sources of capital have historically been cash provided by operations, short-term and long-term debt, and investment from stockholders.  During the first three months of 2005, our operating activities provided cash of approximately $408,000. We used approximately $219,000 in our investing activities, consisting of capital expenditures of $66,000 and $153,000 of software development costs.  We currently estimate that total capital expenditures and software development costs for 2005 will be approximately $1.0 million.

          Cash used by financing activities totaled $189,000 for the first three months of 2005, which is the result of draws against the revolving line of credit and proceeds from the exercise of employee stock options, offset by payments of preferred dividends of $540,000 and term debt of $416,000.

          The Company entered into the Bank of America Credit Facility on January 19, 2004. The credit facility is secured by a pledge of all of the Company’s assets and contains financial and non-financial covenants. The new credit agreement includes a term loan in the amount of $5.0 million and a revolving line of credit of up to $6.0 million for a total facility of up to $11.0 million. The revolving line of credit includes a $1.0 million letter of credit sub-limit. As of March 31, 2005, $3.4 million was outstanding under the Bank of America Credit Facility.

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

As of March 31, 2005, the rate, calculated as Libor + 2.25%, was 4.81%.

          The credit agreement includes certain restrictive financial covenants, measured quarterly, relating to net worth, maximum annual capital expenditures, funded debt to EBITDA ratio and fixed charges coverage ratio, as defined in the credit agreement.  As of March 31, 2005, the Company was in compliance with all such covenants.

          The credit agreement contains certain non-financial covenants, including but not limited to a prohibition on declaring and paying any cash dividends on any class of stock, except for the Series A and Series B preferred shares outstanding, provided that no default under the credit agreement exists as of the date of payment and such payment will not cause such a default.  As of March 31, 2005, the Company was, and expects to be throughout 2005, in compliance with such non-financial covenants.

          As of March 31, 2005, we had working capital of approximately $647,000 compared to a working capital deficit of approximately $158,000 as of December 31, 2004. The change in working capital resulted primarily from a decreases in accounts payable and accrued liabilities of $764,000 and deferred revenue of $100,000 offset by a decrease in deferred tax assets of $202,000 and a $140,000 decrease in prepaid and other current assets. The decreases in accounts payable and accrued liabilities are primarily attributable to lower overall operating expenses.  We believe that our line of credit availability along with future operating cash flows will be sufficient to meet our working capital and capital expenditure requirements for the next twelve months.

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

          The Company must adopt SFAS No. 123(R) no later than January 1, 2006. Early adoption will be permitted in periods in which financial statements have not yet been issued. We expect to adopt SFAS No. 123(R) on January 1, 2006.

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

          We primarily depend on our product. We currently derive a significant portion of our revenues from receivables financing; the majority of which flows through BusinessManager. Approximately 2% of our consolidated revenues derived from license fees from new agreements with client banks and approximately 61% derive from participation fees based on accounts receivables purchased by our bank clients from small businesses. We expect to continue to derive significant revenues from this product and related services. If total revenues derived from BusinessManager decline, our other products or services may not be sufficient to replace that lost revenue, so any events that adversely impact BusinessManager could adversely impact our business. We cannot be certain that we will be able to continue to successfully market and sell BusinessManager to both banks and their small business customers or that problems will not develop with BusinessManager that could materially impact our business.

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

          We may be unable to manage growth of our business. Our business has the potential to grow in size and complexity. If our management is unable to manage growth effectively, our business, operating results and financial condition could be adversely affected. Any new sustained growth would be expected to place a significant strain on our management systems and operational resources. We anticipate that new sustained growth, if any, will require us to recruit, hire and retain new managerial, finance, sales, marketing and support personnel. We cannot be certain that we will be successful in recruiting, hiring or retaining such personnel. Our ability to compete effectively and to manage our future growth, if any, will depend on our ability to maintain and improve operational, financial, and management information systems on a timely basis and to expand, train, motivate and manage our work force. If we begin to grow, we cannot be certain that our personnel, systems, procedures, and controls will be adequate to support our operations. Also, one element of our growth strategy is to actively evaluate and pursue strategic alliances with businesses that are complementary to the Company’s business. We cannot be certain that we will be able to integrate fully any such alliances with our existing operations or otherwise implement our growth strategy.

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

          Our charter, bylaws and Tennessee law contain provisions that could discourage a takeover. Our charter, bylaws and Tennessee law contain provisions that could make it more difficult for a third party to obtain control of the Company. For example, our charter provides for a staggered board of directors, restricts the ability of stockholders to call a special meeting and prohibits stockholder action by written consent. Our bylaws allow the board to expand its size and fill any vacancies without stockholder approval. In addition, the Tennessee Business Corporation Act contains provisions, such as the Tennessee Business Combination Act and the Tennessee Greenmail Act, that impose restrictions on stockholder actions intended to gain or exercise control over the Company.

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

          The failure of our network infrastructure and equipment would have a material effect on our business. Failure of our network infrastructure and equipment, upon which our business is greatly dependent, as well as the occurrence of significant human error, a natural disaster or other unanticipated problems could halt our services, damage network equipment and result in substantial expense to repair or replace damaged equipment. In addition, the failure of our telecommunications providers to supply the necessary services could also interrupt our business, in particular, the application hosting and transaction processing services we offer to our client banks via secure Internet connections. The inability to supply these services to our customers could negatively affect our business, operating results and financial condition, and may also harm our reputation.

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

          Private Business’s revenues declined in 2004 and in the first quarter of 2005 and may continue to decline. Private Business’s revenues declined in 2004 as compared to 2003 and in the first quarter of 2005 compared to the first quarter of 2004. Although the Company has previously shown increased revenue growth, Private Business’s revenue may not grow in the future. This could cause the financial results of the company to suffer and have a negative effect on the price of the Private Business common stock.

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

          The Company is subject to market risk from exposure to changes in interest rates based on our financing and cash management activities. Our exposure relates primarily to our variable rate borrowings under the Bank of America Credit Facility, which totaled approxiately $3.4 million at March 31, 2005 and December 31, 2004. In the event that interest rates associated with these debt obligations were to increase 100 basis points, the annual impact on future cash flows would be approximately $34,000, representing the impact of increased interest expense on our existing variable rate borrowings.

Item 4.	Controls and Procedures

          In an effort to ensure that the information the Company must disclose in its filings with the Securities and Exchange Commission is recorded, processed, summarized, and reported on a timely basis, the Company’s principal executive officer and principal financial officer have evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of March 31, 2005.  Based on such evaluation, such officers have concluded that, as of March 31, 2005, the Company’s disclosure controls and procedures were effective in timely alerting them to information relating to the Company required to be disclosed in the Company’s periodic reports filed with the SEC.  There has been no change in the Company’s internal control over financial reporting during the quarter ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – Other Information

Item 1.	Legal Proceedings

          We are not currently a party to, and none of our material properties is currently subject to, any material litigation other than routine litigation incidental to our business.

Item 6.	Exhibits

3.1 –	Amended and Restated Charter of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on No. 333-75013 Form S-1)

3.2 –	Amended and Restated By-laws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on No. 333-75013 Form S-1)

31.1 –	Certification pursuant to Rule 13a – 14(a)/15d – 14(a) – Chief Executive Officer

31.2 –	Certification pursuant to Rule 13a – 14(a)/15d – 14(a) – Chief Financial Officer

32.1 –	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Executive Officer

32.2 –	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer

Signatures

          Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRIVATE BUSINESS, INC.
(Registrant)

Date: May 12, 2005	By:	/s/ HENRY M. BAROCO

Henry M. Baroco Chief Executive Officer

Date: May 12, 2005	By:	/s/ J. SCOTT CRAIGHEAD

J. Scott Craighead Chief Financial Officer