Form 10-Q
period 2005-06-30
PRIVATE BUSINESS INC
filed 2005-08-10
CIK 1069469

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2005

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

Yes ☒	No ☐

          Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

          Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Class	Outstanding as of July 31, 2005

Common Stock, no par value	14,875,646 shares

PRIVATE BUSINESS, INC.

Form 10-Q

For Quarter Ended June 30, 2005

Part 1
Financial Information

Item 1.   Financial Statements

PRIVATE BUSINESS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	June 30 2005	December 31 2004

	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$0	$7
Accounts receivable — trade, net of allowance for doubtful accounts of $268 and $241, respectively	4,860	4,506
Accounts receivable — other	48	104
Deferred tax assets	92	70
Prepaid and other current assets	1,244	1,245

Total current assets	6,244	5,932

PROPERTY AND EQUIPMENT, NET	1,948	2,327
OTHER ASSETS:
Software development costs, net	1,294	1,138
Deferred tax assets	2,066	2,704
Intangible and other assets, net	9,004	9,235

Total other assets	12,364	13,077

Total assets	$20,556	$21,336

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,669	$1,861
Accrued liabilities	1,332	1,976
Deferred revenue	465	586
Current portion of long-term debt	1,667	1,667

Total current liabilities	5,133	6,090

REVOLVING LINE OF CREDIT	880	110
OTHER NONCURRENT LIABILITIES	60	74
LONG-TERM DEBT, net of current portion	833	1,666

Total liabilities	6,906	7,940

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Common stock, no par value; 33,333,333 shares authorized; shares issued and outstanding, 14,666,813 and 14,388,744, respectively	0	0
Preferred Stock, 20,000,000 shares authorized:
Series A non-convertible, no par value; 20,000 shares issued and outstanding	6,209	6,209
Series B convertible, no par value; 40,031 shares issued and outstanding	114	114
Additional paid-in capital	4,006	3,716
Retained earnings	3,321	3,357

Total stockholders’ equity	13,650	13,396

Total liabilities and stockholders’ equity	$20,556	$21,336

The accompanying notes are an integral part of these consolidated financial statements.

PRIVATE BUSINESS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS – UNAUDITED
For the Three Months Ended June 30, 2005 and 2004

(in thousands, except per share data)

	2005	2004

REVENUES:
Participation fees	$5,891	$6,541
Software license	42	60
Retail planning services	2,193	2,213
Maintenance and other	1,375	1,342

Total revenues	9,501	10,156

OPERATING EXPENSES:
General and administrative	3,420	3,969
Selling and marketing	4,647	4,581
Research and development	55	121
Amortization	202	290
Other operating expense, net	19	20

Total operating expenses	8,343	8,981

OPERATING INCOME	1,158	1,175
INTEREST EXPENSE, NET	(70)	(99)
OTHER INCOME	0	265

INCOME BEFORE INCOME TAXES	1,088	1,341
Income tax provision	423	526

NET INCOME	665	815
Preferred stock dividends	540	545

NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$125	$270

EARNINGS PER SHARE:
Basic	$0.01	$0.02

Diluted	$0.01	$0.02

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	14,662	14,197

Diluted	14,954	14,786

The accompanying notes are an integral part of these consolidated financial statements

PRIVATE BUSINESS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS – UNAUDITED
For the Six Months Ended June 30, 2005 and 2004

(in thousands, except per share data)

	2005	2004

REVENUES:
Participation fees	$11,481	$12,838
Software license	236	113
Retail planning services	4,395	4,463
Maintenance and other	2,588	2,584

Total revenues	18,700	19,998

OPERATING EXPENSES:
General and administrative	7,357	8,406
Selling and marketing	8,947	8,829
Research and development	116	235
Amortization	410	616
Other operating expense, net	19	1,720

Total operating expenses	16,849	19,806

OPERATING INCOME	1,851	192
INTEREST EXPENSE, NET	(140)	(289)
OTHER INCOME	0	265

INCOME BEFORE INCOME TAXES	1,711	168
Income tax provision	667	68

NET INCOME	1,044	100
Preferred stock dividends	1,080	983

NET LOSS AVAILABLE TO COMMON SHAREHOLDERS	$(36)	$(883)

LOSS PER SHARE:
Basic	$(0.00)	$(0.06)

Diluted	$(0.00)	$(0.06)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	14,618	14,138

Diluted	14,618	14,138

The accompanying notes are an integral part of these consolidated financial statements.

PRIVATE BUSINESS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS – UNAUDITED
For the Six Months Ended June 30, 2005 and 2004

(in thousands)

	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,044	$100
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,063	1,583
Deferred taxes	616	393
Write-off of debt issuance costs	0	780
Deferred gain on land sale	(8)	(8)
Loss on asset disposal	3	0
Changes in assets and liabilities:
Accounts receivable, net	(362)	141
Prepaid and other current assets	1	584
Other assets	0	7
Accounts payable	(192)	(374)
Accrued liabilities	(609)	(595)
Deferred revenue	(121)	15

Net cash provided by operating activities	1,435	2,626

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(206)	(131)
Additions to intangibles and other assets	(9)	0
Software development costs	(403)	(323)
Payments received on notes receivable	29	14

Net cash used in investing activities	(589)	(440)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments on long-term debt	(833)	(833)
Repayments on capitalized lease obligations	0	(172)
Repayments of other short-term borrowings	0	(355)
Extinguishment of long-term debt facility with Fleet	0	(23,875)
Proceeds from revolving line of credit, net	770	750
Proceeds from exercise of employee stock options	360	268
Stock issued through employee stock purchase plan	18	7
Net proceeds from sale of Series A preferred shares and common stock warrant	0	16,894
Proceeds from new debt facility with Bank of America, net of issuance cost of $286	0	7,214
Payments of declared preferred dividends	(1,080)	(1,175)
Repurchase of common stock	(88)	0

Net cash used in financing activities	(853)	(1,277)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(7)	909
CASH AND CASH EQUIVALENTS at beginning of year	7	1,586

CASH AND CASH EQUIVALENTS at end of period	$0	$2,495

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash payments for income taxes during period	$199	$228

Cash payments of interest during period	$100	$222

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

          Our significant accounting policies include revenue recognition, software development costs and income taxes. Please refer to our critical accounting policies as described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2004 for a more detailed description of these accounting policies.

Stock-Based Compensation

          The Company has elected to account for its stock-based compensation plans under the intrinsic value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and does not utilize the fair value method.

          The following table illustrates the effect on net income (loss) available to common shareholders and earnings (loss) per share if the fair value based method had been applied to all outstanding and unvested awards for the three and six month periods ended June 30, 2005 and 2004, respectively.

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,

	2005	2004	2005	2004

Net income (loss) available to common shareholders, as reported	$125	$270	$(36)	$(883)
Add (Deduct): Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	250	(85)	243	(177)

Pro forma net income (loss)	375	185	207	(1,060)

Earnings (loss) per share:
Basic—as reported	0.01	0.02	(0.00)	(0.06)

Basic—pro forma	0.03	0.01	0.01	(0.07)

Diluted—as reported	0.01	0.02	(0.00)	(0.06)

Diluted—pro forma	0.03	0.01	0.01	(0.07)

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

          The net proceeds above were allocated among the preferred stock, the common stock warrant and the additional common stock equity right based upon the estimated fair value of each instrument, resulting in $6.2 million allocated to the preferred shares and $10.7 million allocated to the common stock warrant and additional common stock equity right.  The estimated fair value of the preferred stock was determined based on valuing the expected preferred stock dividend stream using expected yields ranging from 20.2% to 30.2%.  These yield ranges were derived by comparison to other similar preferred issuances at companies with similar equity ratings.  The estimated fair value of the common stock warrant and additional common stock equity right were determined by using the Black-Scholes model. The assumptions used in this valuation for the warrant included the exercise price of $1.25, the expected life of the warrant of ten years, an interest rate of 4.41% and volatility factors of between 51.9% and 64.3% based on selected comparable companies. The assumptions used in this valuation for the additional common stock equity right included exercise prices ranging from $1.25 to $42.64, expected lives between two and seven years, an interest rate of 4.0% and a volatility factor of 75%.

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

          As a result of the 1998 credit facility extinguishment, the Company recorded a charge of $780,000 to write-off the unamortized portion of debt issuance costs as of January 20, 2004. Also, the Lightyear Transaction required that the Company obtain directors and officers tail insurance coverage for periods prior to January 20, 2004. The premium for the tail directors and officers liability insurance coverage totaled approximately $900,000.  The Company expensed the entire premium in January 2004.  Therefore, first quarter 2004 other operating expense includes two one-time charges totaling approximately $1.7 million.

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

          The following table represents information necessary to calculate earnings per share for the three and six month periods ended
 June 30, 2005 and 2004:

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,

	2005	2004	2005	2004

Net income (loss) available to common shareholders	$125	$270	$(36)	$(883)

Weighted average common shares outstanding	14,662	14,197	14,618	14,138
Plus additional shares from common stock equivalent shares:
Options and convertible preferred stock	292	589	—	—

Diluted weighted average common shares outstanding	14,954	14,786	14,618	14,138

          For the six months ended June 30, 2005 and 2004, approximately 17.4 million and 17.0 million employee stock options, warrants and the Series B preferred shares were excluded from diluted earnings per share calculations, as their effects were anti-dilutive.

F.       Bank Covenants

          The Company’s Bank of America Credit Facility is secured by a pledge of all Company assets and imposes financial covenants and requirements and contains limitations on the Company’s ability to sell material assets, redeem capital stock and pay dividends, among other actions. As of June 30, 2005, the Company was in compliance with all such covenants.

G.      Legal Proceedings

          We are not currently a party to, and none of our material properties is currently subject to, any material litigation other than routine litigation incidental to our business.

H.      Segment Information

          The Company accounts for segment reporting under SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. Corporate overhead costs and interest have not been allocated to income (loss) before taxes of the retail inventory forecasting segment. Additionally, $1.5 million of goodwill associated with the Towne merger has been allocated to the retail inventory forecasting segment and is therefore included in the segment’s total assets.

          The following tables summarize the financial information concerning the Company’s reportable segments for the three and six months ended June 30, 2005 and 2004.

(in thousands)

	Three Months Ended June 30, 2005			Three Months Ended June 30, 2004

	Accounts Receivable Financing	Retail Inventory Forecasting	Total	Accounts Receivable Financing	Retail Inventory Forecasting	Total

Revenues	$7,308	$2,193	$9,501	$7,943	$2,213	$10,156

Income before taxes	$663	$425	$1,088	$945	$396	$1,341

Assets	$16,612	$3,944	$20,556	$21,047	$4,138	$25,185

Total expenditures for additions to long-lived assets:	$390	$9	$399	$236	$8	$244

(in thousands)

	Six Months Ended June 30, 2005			Six Months Ended June 30, 2004

	Accounts Receivable Financing	Retail Inventory Forecasting	Total	Accounts Receivable Financing	Retail Inventory Forecasting	Total

Revenues	$14,305	$4,395	$18,700	$15,535	$4,463	$19,998

Income (loss) before taxes	$1,009	$702	$1,711	$(485)	$653	$168

Assets	$16,612	$3,944	$20,556	$21,047	$4,138	$25,185

Total expenditures for additions to long-lived assets:	$609	$9	$618	$444	$10	$454

I.        New Accounting Pronouncements

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

J.        Subsequent Event

          Effective August 1, 2005, the Company executed a stock purchase agreement to acquire 100% of the outstanding stock of KVI Capital, Inc. (“KVI”) in exchange for cash consideration of $700,000 and common stock consideration of $200,000. In addition to the consideration at closing, the selling shareholder will be entitled to 20% of the operating income (as defined in the stock purchase agreement) of KVI for each of the three years ending December 31, 2008. Simultaneous to the execution of the stock purchase agreement, the Company entered into a three year employment agreement with the principal selling shareholder of KVI. The operating results of KVI will be included with those of the Company beginning August 1, 2005. The transaction will be acounted for in accordance with SFAS No. 141, Business Combinations.

PRIVATE BUSINESS, INC.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations Three and Six Months Ended June 30, 2005 and 2004

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

          During 2005, we intend to continue to invest in our sales force as we did in 2004. We believe that the market for our current suite of products is strong. Our focus is to build a robust and dynamic sales and marketing organization that can effectively sell a wide variety of products and servies to our customer base. We believe we have made significant strides in this area over the course of 2004 and the first six months of 2005, however the results of these efforts may not be evident in our financial statements in the near term.

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

Software license fees for BusinessManager consist of three components: the license fee, customer training and support fee, and software maintenance fee. The license fee and customer training and support fee are one-time fees that we receive upon the initial licensing of our BusinessManager program to a community bank. Our license agreements are executed with terms ranging from three to five years and are renewable for subsequent terms. Some agreements contain performance or deferred payment terms that must be met in order for us to receive payment and recognize revenue. Revenue recognition rules for up front fees are complex and require interpretation and judgment on the part of management.  Effective January 1, 2005, we began to recognize revenue from the license fee and customer training and support fee ratably over a four-month service period subsequent to the activation of the license agreement. Management feels this four-month service period is a better estimate of the period in which customer implementation, training, and marketing and sales support are performed.  Previously, we recognized revenue from the license fee once we had met the terms of the customer agreements.  We also recognized the customer training and support fee ratably over an estimated twelve-month service period.   The software maintenance fee is an annual fee.  The initial software maintenance fee is included with the license fee and customer training and support fee.  Future annual software maintenance fees generated from our client banks start on the first anniversary date of the Business Manager license agreement and annually thereafter.  The annual software maintenance fee continues to be recognized ratably over a twelve-month service period.  While the effects of these changes are immaterial to the financial statements, we believe that this revenue recognition practice most accurately portrays the economic reality of the transactions.

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

	Second Quarter		Year to Date

	2005	2004	2005	2004

Revenues:
Participation fees	62.0%	64.4%	61.4%	64.2%
Software license	0.4%	0.6%	1.3%	0.6%
Retail planning services	23.1%	21.8%	23.5%	22.3%
Maintenance and other	14.5%	13.2%	13.8%	12.9%

	100.0%	100.0%	100.0%	100.0%
Operating Expenses:
General and administrative	36.0%	39.1%	39.3%	42.0%
Selling and marketing	48.9%	45.1%	47.8%	44.1%
Research and development	0.6%	1.2%	0.6%	1.2%
Amortization	2.1%	2.8%	2.2%	3.1%
Other operating expense, net	0.2%	0.2%	0.1%	8.6%

	87.8%	88.4%	90.0%	99.0%
Operating Income	12.2%	11.6%	10.0%	1.0%
Interest expense, net	(0.7)%	(1.0)%	(0.8)%	(1.5)%
Other income	0.0%	2.6%	0.0%	1.3%

Income Before Income Taxes	11.5%	13.2%	9.2%	0.8%
Income Tax Provision	4.5%	5.2%	3.6%	0.3%

Net Income	7.0%	8.0%	5.6%	0.5%
Preferred Stock Dividends	5.7%	5.4%	5.8%	4.9%

Net Income Available to Common Shareholders	1.3%	2.6%	(0.2)%	(4.4)%

          Participation Fees. Participation fees decreased 9.9% and 10.6% to $5.9 million and $11.5 million for the second quarter and first six months of 2005 compared to $6.5 million and $12.8 million for the comparable periods of 2004. The decreases are primarily due to a reduction in the total funding through our BusinessManager program to $976 million and $1.90 billion for the second quarter and first six months of 2005, compared to $1.03 billion and $1.99 billion for the comparable periods of 2004.  The decrease in funding is due to a combination of two factors: fewer merchants funding through our BusinessManager program partially offset by higher funding levels at existing merchants. As a percentage of total revenues, participation fees accounted for 62.0% and 61.4% for the second quarter and six month period ended June 30, 2005 compared to 64.4% and 64.2% for the comparable periods of 2004.

          Software license. Software license fees decreased 30.0% to $42,000 and increased 109.7% to $237,000 for the second quarter and first six months of 2005, compared to $60,000 and $113,000 for the comparable periods of 2004. The decrease during the second quarter is due to fewer software license agreements sold.  The increase during the first six months of 2005 is due to the change in our service period estimate to a four-month service period.  Software license fees accounted for 0.4% and 1.3% of total revenues for the second quarter and six months ended June 30, 2005 compared to 0.6% for the comparable periods in 2004.

           Retail planning services. Retail planning services revenues declined 0.9% and 1.5% to $2.2 and $4.4 million during the second quarter and six months ended June 30, 2005 as compared to $2.2 and $4.5 million for the comparable periods of 2004. The declines are due to fewer point-of-sale support customers and a decline in billing services provided by RMSA to its customers. As a percentage of total revenues, retail planning services accounted for 23.1% and 23.5% for the second quarter and first six months of 2005 compared to 21.8% and 22.3% in the comparable periods of 2004.

          Maintenance and other. Maintenance and other fees increased 2.4% and 0.2% to $1.4 and $2.6 million for the second quarter and six months ended June 30, 2005 compared to $1.3 and $2.6 million for the comparable periods for 2004. Maintenance and other fees consist primarily of software maintenance fees, credit and fraud risk insurance commissions earned from the sale of policies to our BusinessManager banks, commissions earned through our referrals of certain merchants to alternative financing companies, and identification services to verify new clients and new accounts provided to our BusinessManager banks.  The increase between years is primarily attributable to increases in our referral fees for alternative financing.  Our referral fees increased 18.8% and 9.6% to $277,000 and $512,000 for the second quarter and first six months of 2005 compared to $233,000 and $467,000 for the comparable periods in 2004.  Maintenance and other fees accounted for 14.5% and 13.8% of total revenues for the second quarter and six month period ended June 30, 2005 compared to 13.2% and 12.9% for the comparable periods in 2004.

          Total revenues. Total revenues for the second quarter and first six months of 2005 decreased 6.5% to $9.5 and $18.7 million compared to $10.2 and $20.0 million for the comparable periods of 2004.

          General and administrative. General and administrative expenses decreased 13.8% and 12.5% to $3.4 and $7.4 million for the second quarter and six month period ended June 30, 2005 compared to $4.0 and $8.4 million for the comparable periods in 2004. The decreases for the second quarter and six month period ended June 30, 2005, respectively, are primarily due to reductions in salary and benefits expense of approximately $355,000 and $487,000 as a result of reduced headcount, as well as reduced depreciation expense of approximately $170,000 and $341,000 due to continued lower capital spending. General and administrative expenses include the cost of our executive, finance, human resources, information and support services, administrative functions and general operations. As a percentage of total revenue, general and administrative expenses decreased 13.8% and 12.5% to 36.0% and 39.3% for the second quarter and six month period ended June 30, 2005 compared to 39.1% and 42.0% for the same periods in the prior year.

          Selling and marketing. Selling and marketing expenses were relatively constant for the second quarter and six month period ended June 30, 2005 at $4.6 and $8.9 million compared to $4.6 and $8.8 million for the comparable periods of 2004. Selling and marketing expenses include the cost of wages and commissions paid to our dedicated business development and bank sales force, travel costs of our sales force, recruiting for new sales and marketing personnel and marketing fees associated with direct and telemarketing programs. Although selling and marketing expenses in total remained unchanged quarter to quarter and year to year, there were several significant fluctuations within this category.  Salaries and benefits expense decreased by approximately $384,000 for the six months ended June 30, 2005 as compared to the same period in 2004.  This is due to lower  commissions as a result of lower than expected sales performance.  This decrease was partially offset by an $120,000 increase in marketing materials and fees and an $107,000 increase in bank and convention costs.  As a percentage of total revenue, selling and marketing expenses increased 1.4% and 1.3% to 48.9% and 47.8% for the second quarter and six month period of 2005 compared to 45.1% and 44.1% for the comparable periods in 2004.

          Research and development. Research and development expenses decreased 54.5% and 50.6% to $55,000 and $116,000 for the second quarter and six month period ended June 30, 2005 compared to $121,000 and $235,000 for the year earlier periods. These costs include the non-capitalizable direct costs associated with developing new versions of our products and other projects that have not yet reached technological feasibility. The decrease in costs for the second quarter and first six months of 2005 was primarily due to more capitalized activity as a result of several projects reaching technological feasibility in early 2005.  As a percentage of total revenues, research and development expenses decreased to 0.6% for the second quarter and first six months of 2005 compared to 1.2% for the same periods in the prior year.

          Amortization. Amortization expense decreased 30.3% and 33.4% to $202,000 and $410,000 for the second quarter and first six months of 2005 compared to $290,000 and $616,000 for the comparable periods in 2004. These expenses include the cost of amortizing intangible assets including trademarks, software development costs and debt issuance costs (January 2004 only). The decrease for the first six months of 2005 is due to amortization of the Fleet debt issuance costs ceasing on January 20, 2004 as a result of the Capital Event described in Note D of Notes to Consolidated Financial Statements.  The decrease for the second quarter of 2005 when compared to the same period in 2004 is the result of lower amortization expense for software development costs.  Amortization for software development costs begins when the project is released for general use to our customers.  During the second quarter of 2005, no projects were released.  As a result, amortization expense for the second quarter of 2005 related only to those projects released prior to the quarter.

          Other operating expenses, net. Other operating expenses for the three months ended June 30, 2005 were flat as compared to the same period in 2004. For the six months ended June 30, 2005 other operating expenses decreased $1.7 million to $19,000 compared to $1.7 million for the same period of 2004.  As previously disclosed, for the first quarter of 2004, two one-time charges occurred totaling approximately $1.7 million.  As a result of the Capital Event that occurred January 20, 2004, the Company expensed $780,000 of unamortized debt issuance costs related to the extinguished Fleet debt facility.  In addition, the Company was required to obtain tail coverage for Directors and Offiers liability insurance, which cost approximately $900,000.  In accordance with generally accepted accounting principles, the Company expensed the entire cost of this premium at the time of purchase.

          Operating income. As a result of the above factors, our operating income totaled $1.2 million and $1.9 million for the three and six months period ended June 30, 2005, compared to operating income of $1.2 and $192,000 for the second quarter and six months of 2004. As a percentage of total revenue, operating income was 12.2% and 10.0% for the second quarter and six months of 2005 compared to 11.6% and 1.0% for the same periods in 2004.

          Interest expense, net. Interest expense, net decreased 29.3% and 51.6% to $70,000 and $140,000 for the second quarter and six months ended June 30, 2005 compared to $99,000 and $289,000 for the comparable periods in 2004. The decrease for the first six months of 2005 is primarily due to the reduction of our debt balances in 2004 as a result of the Capital Event discussed in Note D of Notes to Consolidated Financial Statements.  For the second quarter and six months ended June 30, 2005, interest expense includes approximately $24,000 and $48,000 of debt issuance cost amortization.

          Other income. During the quarter ended June 30, 2004, the Company received proceeds totaling $265,000 relating to notes receivable from former officers of one of the Company’s subsidiaries.  These notes had previously been written-off as uncollectible; therefore, the collection resulted in this gain.

          Income tax provision. The income tax provision was approximately $423,000 and $667,000 for the second quarter and six months ended June 30, 2005 compared to a provision of $526,000 and $68,000 for the same periods in 2004. As a percentage of income before taxes, the income tax rate was approximately 39% for both 2005 and 2004.

Liquidity and Capital Resources

          Our primary sources of capital have historically been cash provided by operations, short-term and long-term debt, and investment from stockholders.  During the first six months of 2005 our operating activities provided cash of approximately $1.4 million. We used approximately $589,000 in our investing activities, consisting primarily of capital expenditures of $206,000 and $403,000 of software development costs.  We currently estimate that total capital expenditures for 2005 will be approximately $500,000 (excluding expenditures for software development costs).

          Cash used in financing activities totaled $853,000 for the first six months of 2005, which is the result of net proceeds of $770,000 from draws against our line of credit as well as $378,000 of proceeds received from employee stock option exercises and stock purchases.  Offsetting these financing receipts were repayments of long-term debt totaling $833,000, dividend payments of $1.1 million, and repurchase of common stock of $88,000.

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

          The Company entered into the Bank of America Credit Facility on January 19, 2004. The credit facility is secured by a pledge of all of the Company’s assets and contains financial and non-financial covenants. The new credit agreement includes a term loan in the amount of $5.0 million and a revolving line of credit of up to $6.0 million for a total facility of up to $11.0 million. The revolving line of credit includes a $1.0 million letter of credit sub-limit. As of June 30, 2005, $3.4 million was outstanding under the Bank of America Credit Facility.

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

          As of June 30, 2005, the Company’s applicable borrowing rate, calculated as Libor + 2.25%, was 5.35%.

          The credit agreement includes certain restrictive financial covenants, measured quarterly, relating to net worth, maximum annual capital expenditures, funded debt to EBITDA ratio and fixed charges coverage ratio, as defined in the credit agreement.  The credit agreement also contains certain non-financial covenants, including but not limited to a prohibition on declaring and paying any cash dividends on any class of stock, except for the Series A and Series B preferred shares outstanding, provided, that no default, as defined in the credit agreement, exists as of the date of payment and such payment will not cause a default.  As of June 30, 2005, the Company was, and expects to be throughout 2005, in compliance with the credit agreement covenants.

          As of June 30, 2005, we had working capital of approximately $1.1 million compared to a working capital deficit of approximately $158,000 as of December 31, 2004. The change in working capital resulted primarily from decreases in accounts payable and accrued liabilities, partially offset by an increase in accounts receivable.  We believe that our line of credit availability along with future operating cash flows will be sufficient to meet our working capital and capital expenditure requirements for the next twelve months.

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

          The failure to execute our growth plans may impact our ability to remain a publicly traded company.  Part of our business strategy involves growth either through the development of new products or the formation of strategic alliances.  These growth plans will require a substantial expenditure of time, money and other valuable resources.  Not only does this take resources away from our current business, but there is the chance that our strategy will not ultimately be successful.  In such event, it is possible that the continued costs associated with being a publicly traded company will outweigh the anticipated organic growth of our current business, which could result in our being delisted from the Nasdaq Smallcap Market or engaging in a going private transaction.

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

          Private Business’s revenues declined in the first six months of 2005 and may continue to decline. Private Business’s revenues declined during the first six months of 2005 as compared to 2004.  Although the Company has previously shown revenue growth, Private Business’s revenue may not grow in the future. This could cause the financial results of the company to suffer and have a negative effect on the price of the Private Business common stock.

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

          The Company is subject to market risk from exposure to changes in interest rates based on our financing and cash management activities. Our exposure relates primarily to our long-term debt obligations that expire in 2007. In the event that interest rates associated with these debt obligations were to increase 100 basis points, the annual impact on future cash flows would be approximately $34,000.

Item 4.	Controls and Procedures

          In an effort to ensure that the information the Company must disclose in its filings with the Securities and Exchange Commission is recorded, processed, summarized, and reported on a timely basis, the Company’s principal executive officer and principal financial officer have evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of  June 30, 2005.  Based on such evaluation, such officers have concluded that, as of June 30, 2005, the Company’s disclosure controls and procedures were effective in timely alerting them to information relating to the Company required to be disclosed in the Company’s periodic reports filed with the SEC.  There has been no change in the Company’s internal control over financial reporting during the quarter ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – Other Information

Item 1.	Legal Proceedings

          We are not currently a party to, and none of our material properties is currently subject to, any material litigation other than routine litigation incidental to our business.

Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

          During June 2005, the Company purchased a total of 56,471 shares of the Company’s common shares on the open market for $88,000. These repurchases are in accordance with the Company’s share repurchase plan initiated and announced in December 2004. The repurchase plan approved by the Board of Directors of the Company allows for the purchase of up to $500,000 of the Company’s common stock. As such, as of June 30, 2005, the Company can purchase up to an additional $412,000 of common shares.

Item 4.	Submission of Matters to a Vote of Security Holders

          The 2005 annual meeting of shareholders was held on May 4, 2005.  At the meeting the reelection of Thierry F. Ho, a Class 3 Director, and the reelection of David B. Ingram, a Class 3 Director, were approved.  Continuing directors consisted of: Class 1 directors David Y. Howe, Glenn W. Sturm, and Robert A. McCabe, Jr.; Class 2 directors David W. Glenn and Henry M. Baroco.  No other matters were voted upon at the annual meeting.

The following table sets forth the voting tabulation for the election of Class 3 Directors voted upon at the meeting:

	Votes For	Votes Withheld	Broker Abstentions	Non-Votes

Election of Class 3 Director Thierry F. Ho	29,277,314	504,537	0	0
Election of Class 3 Director David B. Ingram	29,379,351	402,500	0	0

Item 6.	Exhibits

3.1	–	Amended and Restated Charter of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on No. 333-75013 Form S-1)

3.2	–	Amended and Restated By-laws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on No. 333-75013 Form S-1)

31.1	–	Certification pursuant to Rule 13a – 14(a)/15d – 14(a) – Chief Executive Officer

31.2	–	Certification pursuant to Rule 13a – 14(a)/15d – 14(a) – Chief Financial Officer

32.1	–	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Executive Officer

32.2	–	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer

Signatures

           Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRIVATE BUSINESS, INC.
(Registrant)

Date: August 9, 2005	By:	/s/ HENRY M. BAROCO

Henry M. Baroco
Chief Executive Officer

Date: August 9, 2005	By:	/s/ J. SCOTT CRAIGHEAD.

J. Scott Craighead
Chief Financial Officer