Form 10-Q
period 2005-09-30
PRIVATE BUSINESS INC
filed 2005-11-15
CIK 1069469

SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2005

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

Yes ☒	No ☐

          Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

          Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Class	Outstanding as of October 31, 2005

Common Stock, no par value	14,815,377 shares

PRIVATE BUSINESS, INC.

Form 10-Q

For Quarter Ended September 30, 2005

Part 1
Financial Information

Item 1.   Financial Statements

PRIVATE BUSINESS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)	September 30 2005	December 31 2004

	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$144	$7
Accounts receivable — trade, net of allowance for doubtful accounts of $370 and $241, respectively	4,897	4,506
Accounts receivable — other	30	104
Deferred tax assets	0	70
Investment in direct financing leases	2,670	0
Prepaid and other current assets	1,165	1,245

Total current assets	8,906	5,932

PROPERTY AND EQUIPMENT, NET	2,001	2,327
OPERATING LEASE EQUIPMENT, NET	191	0
OTHER ASSETS:
Software development costs, net	1,436	1,138
Deferred tax assets	2,078	2,704
Investment in direct financing leases, net of current portion	5,903	0
Intangible and other assets, net	9,535	9,235

Total other assets	18,952	13,077

Total assets	$30,050	$21,336

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,927	$1,861
Accrued liabilities	1,358	1,976
Dividends payable	540	0
Deferred tax liabilities	44	0
Deferred revenue	444	586
Current portion of non-recourse lease notes payable	2,772	0
Current portion of long-term debt	1,667	1,667

Total current liabilities	8,752	6,090

REVOLVING LINE OF CREDIT	1,600	110
NON-RECOURSE LEASE NOTES PAYABLE, net of current portion	5,255	0
OTHER NONCURRENT LIABILITIES	83	74
LONG-TERM DEBT, net of current portion	417	1,666

Total liabilities	16,107	7,940

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Common stock, no par value; 100,000,000 shares authorized; shares issued and outstanding, 14,802,347 and 14,388,744, respectively	0	0
Preferred Stock, 20,000,000 shares authorized:
Series A non-convertible, no par value; 20,000 shares issued and outstanding	6,209	6,209
Series B convertible, no par value; 40,031 shares issued and outstanding	114	114
Additional paid-in capital	4,162	3,716
Retained earnings	3,458	3,357

Total stockholders’ equity	13,943	13,396

Total liabilities and stockholders’ equity	$30,050	$21,336

The accompanying notes are an integral part of these consolidated financial statements.

PRIVATE BUSINESS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME – UNAUDITED
For the Three Months Ended September, 2005 and 2004

(in thousands, except per share data)	2005	2004

REVENUES:
Participation fees	$5,776	$6,394
Software license	56	50
Retail planning services	2,176	2,272
Maintenance and other	1,484	1,282

Total revenues	9,492	9,998

OPERATING EXPENSES:
General and administrative	3,510	3,884
Selling and marketing	4,508	4,558
Research and development	49	58
Amortization	247	263
Other operating (income) expense, net	(11)	19

Total operating expenses	8,303	8,782

OPERATING INCOME	1,189	1,216
INTEREST EXPENSE, NET	79	93

INCOME BEFORE INCOME TAXES	1,110	1,123
Income tax provision (benefit)	433	(531)

NET INCOME	677	1,654
Preferred stock dividends	540	540

NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$137	$1,114

EARNINGS PER SHARE:
Basic	$0.01	$0.08

Diluted	$0.01	$0.07

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	14,756	14,303

Diluted	15,011	14,795

The accompanying notes are an integral part of these consolidated financial statements.

PRIVATE BUSINESS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME – UNAUDITED
For the Nine Months Ended September 30, 2005 and 2004

(in thousands, except per share data)	2005	2004

REVENUES:
Participation fees	$17,257	$19,232
Software license	292	163
Retail planning services	6,571	6,736
Maintenance and other	4,072	3,866

Total revenues	28,192	29,997

OPERATING EXPENSES:
General and administrative	10,866	12,290
Selling and marketing	13,454	13,387
Research and development	167	292
Amortization	657	879
Other operating expense, net	8	1,740

Total operating expenses	25,152	28,588

OPERATING INCOME	3,040	1,409
INTEREST EXPENSE, NET	219	382
OTHER INCOME	0	(265)

INCOME BEFORE INCOME TAXES	2,821	1,292
Income tax provision (benefit)	1,100	(462)

NET INCOME	1,721	1,754
Preferred stock dividends	1,620	1,523

NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$101	$231

EARNINGS PER SHARE:
Basic	$0.01	$0.02

Diluted	$0.01	$0.01

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	14,664	14,193

Diluted	14,996	14,675

The accompanying notes are an integral part of these consolidated financial statements.

PRIVATE BUSINESS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS – UNAUDITED
For the Nine Months Ended September 30, 2005 and 2004

(in thousands)	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,721	$1,754
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,558	2,296
Depreciation on fixed assets under operating leases	18	—
Deferred taxes	740	614
Write-off of debt issuance costs	—	780
Deferred gain on land sale	(11)	(11)
Loss on asset disposal	16	—
Changes in assets and liabilities:
Accounts receivable, net	(148)	240
Prepaid and other current assets	82	413
Accounts payable	(298)	(86)
Accrued liabilities	(981)	(1,617)
Deferred revenue	(142)	—

Net cash provided by operating activities	2,555	4,383

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of leasing business, net of cash acquired	(508)	—
Investment in direct financing leases	(201)	—
Additions to property and equipment	(424)	(315)
Additions to intangibles and other assets	(96)	—
Software development costs	(711)	(569)
Payments received on notes receivable	44	29

Net cash used in investing activities	(1,896)	(855)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments on long-term debt	(1,249)	(1,250)
Repayments on capitalized lease obligations	—	(201)
Repayments of other short-term borrowings	—	(414)
Extinguishment of long-term debt facility with Fleet	—	(23,875)
Proceeds from new debt facility with Bank of America, net of issuance cost of $286	—	7,214
Proceeds from revolving line of credit, net	1,490	750
Repayments of non-recourse lease financing notes payable	(293)	—
Proceeds from non-recourse lease financing notes payable	364	—
Proceeds from exercise of employee stock options	369	321
Stock issued through employee stock purchase plan	27	23
Net proceeds from sale of Series A preferred shares and common stock warrant	—	16,894
Payments of declared preferred dividends	(1,080)	(2,258)
Repurchase of common stock	(150)	—

Net cash used in financing activities	(522)	(2,796)

NET CHANGE IN CASH AND CASH EQUIVALENTS	137	732
CASH AND CASH EQUIVALENTS at beginning of year	7	1,586

CASH AND CASH EQUIVALENTS at end of period	$144	$2,318

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash payments for income taxes during period	$694	$254

Cash payments of interest during period	$115	$291

NONCASH INVESTING ACTIVITIES:
Issuance of 115,607 common shares as purchase consideration in the KVI leasing business acquisition	$200	$0

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

          The following table illustrates the effect on net income (loss) available to common shareholders and earnings (loss) per share if the fair value based method had been applied to all outstanding and unvested awards for the three and nine month periods ended September 30, 2005 and 2004, respectively.

	Three Months Ended September 30,		Nine Months Ended September 30,

(in thousands, except per share data)	2005	2004	2005	2004

Net income available to common shareholders, as reported	$137	$1,114	$101	$231
Add (Deduct): Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(14)	(77)	229	(253)

Pro forma net income (loss)	123	1,037	330	(22)

Earnings (loss) per share:
Basic—as reported	$0.01	$0.08	$0.01	$0.02

Basic—pro forma	$0.01	$0.07	$0.02	$(0.00)

Diluted—as reported	$0.01	$0.07	$0.01	$0.01

Diluted—pro forma	$0.01	$0.07	$0.02	$(0.00)

Lease Accounting

          As a result of the KVI Capital, Inc. (“KVI”) acquisition, the Company is an equipment lessor. As such, the Company accounts for its leasing business in accordance with SFAS No. 13, Accounting for Leases. SFAS No. 13 requires lessors to evaluate each lease transaction and determine whether it qualifies as a sales-type, direct financing, leveraged, or operating lease. KVI’s leases fall into two of those catagories: direct financing and operating leases.

          For direct financing leases, the investment in direct financing leases caption consists of the sum of the minimum lease payments due during the remaining term of the lease and unguaranteed residual value of the leased asset. The difference between the total above and the cost of the leased asset is then recorded as unearned income. Unearned income is amortized to income over the lease term as to produce a constant periodic rate of return on the net investment in the lease.

          For leases classified as operating leases, the leased asset is recorded at cost and depreciated by the Company. Lease payments are recorded as rent income during the period earned.

C.      Reclassifications

          Certain prior year amounts have been reclassified to conform with current year presentation.

D.      Acquisition of Leasing Business

          Effective August 1, 2005, the Company executed a stock purchase agreement to acquire 100% of the outstanding stock of KVI in exchange for cash consideration of $699,000 and common stock consideration of $200,000 (115,607 shares). In addition to the consideration at closing, the selling shareholder will be entitled to 20% of the operating income (as defined in the stock purchase agreement) of KVI for each of the three years ending December 31, 2008. Simultaneous to the execution of the stock purchase agreement, the Company entered into a three year employment agreement with the principal selling shareholder of KVI. The operating results of KVI were included with those of the Company beginning August 1, 2005. The transaction was accounted for in accordance with SFAS No. 141, Business Combinations. The preliminary purchase price allocation is as follows:

Purchase Price:
Cash	$699,000
Common shares (115,607 shares valued at $1.73 per share)	200,000

Total purchase price	$899,000

Value assigned to assets and liabilities:
Assets:
Cash and cash equivalents	$191,000
Accounts receivable, net of allowance of $145,000	238,000
Other current assets	2,000
Property and equipment	44,000
Operating lease equipment	209,000
Investment in direct financing leases	8,279,000
Goodwill/Identified intangibles	603,000
Liabilities:
Accounts payable	(312,000)
Accrued liabilities	(418,000)
Other noncurrent liabilities	(26,000)
Non-recourse operating lease notes payable	(171,000)
Non-recourse direct financing lease notes payable	(7,740,000)

Total net assets	$899,000

          The Company is continuing to evaluate and value any identifiable intangible assets of KVI and expects to complete this analysis by December 31, 2005. The above preliminary purchase price allocation may be adjusted based on the results of this analysis.

E.      Capital Event

          On January 20, 2004, the Company completed the sale of 20,000 shares of Series A non-convertible preferred stock and a warrant to purchase 16,000,000 shares of our common stock ($1.25 per share exercise price) for a total of $20 million (the “Lightyear Transaction”) to Lightyear PBI Holdings, LLC (together with its affiliates, “Lightyear”).  The Series A preferred shares carry a cash dividend rate of 10% per annum of an amount equal to the liquidation preference, payable quarterly in arrears, when and as declared by the Board of Directors.  The Series A preferred stock has a liquidation preference superior to the common stock and to the extent required by the terms of the Series B preferred stock, in parity with the currently outstanding Series B preferred stock.  The liquidation preference is equal to the original $20 million purchase price, plus all accrued but unpaid dividends.  In addition, the Securityholders agreement between the Company and Lightyear PBI Holdings, LLC, executed in conjunction with the sale of the preferred stock and warrant, entitles Lightyear to an additional equity purchase right.  The equity purchase right allows Lightyear, so long as Lightyear continues to hold any shares of Series A Preferred Stock, all or any portion of its rights under the warrant or any shares of common stock issued pursuant to an exercise of the warrant, the right to purchase its pro rata portion of all or any part of any new securities which the Company may, from time to time, propose to sell or issue.  However, in the case of new security issuances resulting from the exercise of employee stock options which have an exercise price less than $1.25 per share, Lightyear must still pay $1.25 per share under this equity purchase right.  To the extent that new security issuances resulting from the exercise of employee stock options occur which have an exercise price in excess of $1.25 per share, then Lightyear will be required, if it chooses to exercise its equity purchase right, to pay the same price per share as the employee stock options being exercised.

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

          The following table represents information necessary to calculate earnings per share for the three and nine month periods ended September 30, 2005 and 2004:

	Three Months Ended September 30,		Nine Months Ended September 30,

(in thousands)	2005	2004	2005	2004

Net income available to common shareholders	$137	$1,114	$101	$231

Weighted average common shares outstanding	14,756	14,303	14,664	14,193
Plus additional shares from common stock equivalent shares:
Options and convertible preferred stock	255	492	332	482

Diluted weighted average common shares outstanding	15,011	14,795	14,996	14,675

          For the nine months ended September 30, 2005 and 2004, approximately 17.4 million and 17.1 million employee stock options, warrants and the Series B preferred shares were excluded from diluted earnings per share calculations, as their effects were anti-dilutive.

G.      Bank Covenants

          The Company’s Bank of America Credit Facility is secured by a pledge of all Company assets and imposes financial covenants and requirements and contains limitations on the Company’s ability to sell material assets, redeem capital stock and pay dividends, among other actions. As of September 30, 2005, the Company was in compliance with all such covenants.

H.      Legal Proceedings

          Except for the lawsuit described below, we are not currently a party to, and none of our material properties is currently subject to, any material litigation other than routine litigation incidental to our business.

          Citizens Bank & Trust v. Private Business, Inc.

          This cause of action was filed against Private Business Inc. (PBI) in the District Court of Louisiana, in the Parish of Iberville on November 25, 2002.  Citizens Bank & Trust (Bank) alleges that PBI made factual misrepresentations regarding the viability of a merchant placed on the BusinessManager Program at Citizens Bank & Trust in 1999. The merchant subsequently defaulted on the receivables purchased by the Bank, and efforts to collect the receivables from the merchant by the Bank have been unsuccessful to date. The Bank is seeking damages from the Company in the amount of $500,000. This matter is set for trial on January 26, 2006, and PBI anticipates vigorously defending the alleged claims.  PBI believes based upon all available information that the outcome of this cause of action would not have a material affect on the Company’s financial position or operations.

I.        Segment Information

          The Company accounts for segment reporting under SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. Corporate overhead costs and interest have not been allocated to income before taxes of the retail inventory forecasting segment. Additionally, $1.5 million of goodwill associated with the Towne merger has been allocated to the retail inventory forecasting segment and is therefore included in the segment’s total assets.  The lease operations have been included in the accounts receivable financing segment.

          The following tables summarize the financial information concerning the Company’s reportable segments as of and for the three and nine months ended September 30, 2005 and 2004.

	Three Months Ended September 30, 2005			Three Months Ended September 30, 2004

(in thousands)	Accounts Receivable Financing	Retail Inventory Forecasting	Total	Accounts Receivable Financing	Retail Inventory Forecasting	Total

Revenues	$7,316	$2,176	$9,492	$7,726	$2,272	$9,998

Income before taxes	$644	$466	$1,110	$661	$462	$1,123

Assets	$26,188	$3,862	$30,050	$20,334	$4,242	$24,576

Total expenditures for additions to long-lived assets:	$607	$6	$613	$313	$117	$430

	Nine Months Ended September 30, 2005			Nine Months Ended September 30, 2004

(in thousands)	Accounts Receivable Financing	Retail Inventory Forecasting	Total	Accounts Receivable Financing	Retail Inventory Forecasting	Total

Revenues	$21,621	$6,571	$28,192	$23,261	$6,736	$29,997

Income before taxes	$1,653	$1,168	$2,821	$178	$1,114	$1,292

Assets	$26,188	$3,862	$30,050	$20,334	$4,242	$24,576

Total expenditures for additions to long-lived assets:	$1,216	$15	$1,231	$757	$127	$884

J.        New Accounting Pronouncements

          On December 16, 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123R (revised 2004), Share-Based Payment, which is a revision of SFAS Statement No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.

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

K.      Subsequent Event

          On October 21, 2005, the Company announced that a definitive merger agreement had been executed with privately-held Captiva Solutions, LLC (“Captiva”).  Captiva is a provider of technology products and services, which include core data processing and item processing, for community banks and small financial institutions.  The terms of the merger will result in a purchase price equal to $7.0 million ($6.0 in cash and $1.0 million in common shares consisting of 757,576 shares at closing), as well as, contingent consideration worth up to $1.6 million ( in common shares at $1.32 per share) based on results achieved in 2006. The transaction requires simple majority shareholder approval and as such, the Company has filed a proxy statement and scheduled a shareholder meeting for November 30, 2005.

          In conjunction with the merger, the Board of Directors of the Company has approved the creation of the 2005 Long-Term Equity Incentive Plan which reserves approximately 5.0 million common shares for issuance under the plan. The Company’s shareholders must also approve this new plan at the November 30, 2005 shareholders meeting. At closing, a total of approximately 3.3 million common stock options were granted on October 20, 2005 and are contingent upon the closing of the merger at a strike price of $1.32 per share.

          Lightyear PBI Holdings, LLC which owns shares of Series A preferred stock and warrants giving it the right to cast approximately 52% of the votes entitled to be cast at the meeting, signed a voting agreement with Captiva in which it agreed, subject to the terms and conditions of the voting agreement, to vote all of its shares in favor of each of the proposals above at the shareholder meeting.

          The merger transaction will be accounted for in accordance with SFAS No. 141. The operating results of Captiva will be included with those of the Company following the consummation of the acquisition upon approval at the Company’s shareholder meeting, which is scheduled for November 30, 2005.

PRIVATE BUSINESS, INC.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations Three and Nine Months Ended September 30, 2005 and 2004

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

Overview

          Private Business was incorporated in Tennessee in 1990. We are a leading provider of financial technology to community financial institutions and middle market businesses.  We offer two principal services directed at middle market businesses and middle market financial institutions. The first is a solution that helps banks market and manage accounts receivable financing. The second is a forecast and tracking service that allows retail chains to better manage their inventories. Our accounts receivable financing solution, BusinessManager®, is offered through a nationwide network of client banks, and helps these banks provide cash flow and financing to thousands of small businesses across the United States. BusinessManager provides targeted marketing, software and transaction processing services, linking Private Business to our client banks and small business customers. Our retail division, RMSA, offers retail inventory management and forecasting services to smaller retail stores and regional chains throughout the United States and Canada.

          The BusinessManager solution enables our network of approximately 600 client banks to purchase accounts receivable from their small business customers. The banks then process, bill and track those receivables on an ongoing basis. A major component of our solution is sales and marketing support for our client banks, and we work with these institutions to design, implement and manage the sale of BusinessManager accounts receivable financing services to their small business customers. We help these banks reach customers they might not otherwise access because of cost or system constraints. Some banks will perform the basic administrative and detail transaction processing within their own organizations. Others rely on us for this infrastructure and support, which we provide through our product, Private Business Processing (“PBP”). In addition to maintaining the BusinessManager software and databases related to the accounts receivable financing service, the PBP product also provides staffing for transaction support and more efficient banking services such as lockboxes with automated clearing house transactions, accelerating funds flow and account credits.

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

          During August 2005, we have added, through the acquisition of KVI Capital, leasing as a product offering for our community financial institutions. Our leasing product essentially provides our financial institution partners with a turn-key leasing solution, whereby we provide the leasing expertise from both a structuring and pricing perspective. We believe that a large number of community financial institutions can benefit from having a leasing solution.

Recent Developments

          On October 21, 2005, the Company announced that a definitive merger agreement had been executed with privately-held Captiva Solutions, LLC.  Captiva is a provider of technology products and services, which include core data processing and item processing, for community banks and small financial institutions.  The terms of the merger will result in a purchase price equal to $7.0 million ($6.0 in cash and $1.0 million in common shares consisting of 757,576 shares at closing), as well as, contingent consideration worth up to $1.6 million ( in common shares at $1.32 per share) based on results achieved in 2006. The transaction requires simple majority shareholder approval and as such, the Company has filed a proxy statement and scheduled a shareholder meeting for November 30, 2005.

          In conjunction with the merger, the Board of Directors of the Company has approved the creation of the 2005 Long-Term Equity Incentive Plan which reserves approximately 5.0 million common shares for issuance under the plan. The Company’s shareholders must also approve this new plan at the November 30, 2005 shareholders meeting. At closing, a total of approximately 3.3 million common stock options were granted on October 20, 2005 and are contingent upon the closing of the merger at a strike price of $1.32 per share.

          Lightyear PBI Holdings, LLC which owns shares of Series A preferred stock and warrants giving it the right to cast approximately 52% of the votes entitled to be cast at the meeting, signed a voting agreement with Captiva in which it agreed, subject to the terms and conditions of the voting agreement, to vote all of its shares in favor of each of the proposals above at the shareholder meeting.

          The merger transaction will be accounted for in accordance with SFAS No. 141. The operating results of Captiva will be included with those of the Company following the consummation of the acquisition upon approval at the Company’s shareholder meeting, which is scheduled for November 30, 2005.

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

          Software license agreements for BusinessManager consist of three components: the license fee, customer training and support fee, and software maintenance fee. The license fee and customer training and support fee are one-time fees that we receive upon the initial licensing of our BusinessManager program to a community bank. Our license agreements are executed with terms ranging from three to five years and are renewable for subsequent terms. Some agreements contain performance or deferred payment terms that must be met in order for us to receive payment and recognize revenue. Revenue recognition rules for up front fees are complex and require interpretation and judgment on the part of management.  Effective January 1, 2005, we began to recognize revenue from the license fee and customer training and support fee ratably over a four-month service period subsequent to the activation of the license agreement. Management feels this four-month service period is a better estimate of the period in which customer implementation, training, and marketing and sales support are performed.  Previously, we recognized revenue from the license fee once we had met the terms of the customer agreements.  We also recognized the customer training and support fee ratably over an estimated twelve-month service period.   The software maintenance fee is an annual fee.

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

	Third Quarter		Year to Date

	2005	2004	2005	2004

Revenues:
Participation fees	60.9%	63.9%	61.2%	64.1%
Software license	0.6%	0.5%	1.0%	0.5%
Retail planning services	22.9%	22.7%	23.3%	22.5%
Maintenance and other	15.6%	12.9%	14.5%	12.9%

	100.0%	100.0%	100.0%	100.0%
Operating Expenses:
General and administrative	37.0%	38.9%	38.5%	41.0%
Selling and marketing	47.5%	45.6%	47.7%	44.6%
Research and development	0.5%	0.6%	0.6%	1.0%
Amortization	2.6%	2.6%	2.3%	2.9%
Other operating expense (income), net	(0.1)%	0.2%	0.0%	5.8%

	87.5%	87.9%	89.2%	95.3%
Operating Income	12.5%	12.1%	10.8%	4.7%
Interest expense, net	0.8%	0.9%	0.8%	1.3%
Other income	0.0%	0.0%	0.0%	0.9%

Income Before Income Taxes	11.7%	11.2%	10.0%	4.3%
Income Tax Provision (Benefit)	4.6%	(5.3)%	3.9%	(1.6)%

Net Income	7.1%	16.5%	6.1%	5.9%
Preferred Stock Dividends	5.7%	5.4%	5.8%	5.1%

Net Income Available to Common Shareholders	1.4%	11.1%	0.3%	0.8%

          Participation Fees. Participation fees decreased 9.7% and 10.3% to $5.8 million and $17.3 million for the third quarter and first nine months of 2005 compared to $6.4 million and $19.2 million for the comparable periods of 2004. The decreases are primarily due to a reduction in the total funding through our BusinessManager program to $977.4 million and $2.88 billion for the third quarter and first nine months of 2005, compared to $1.04 billion and $3.02 billion for the comparable periods of 2004.  The decrease in funding is due to a combination of two factors: fewer merchants funding through our BusinessManager program partially offset by higher funding levels at existing merchants. A portion of the decline is also attributable to a reduction in average participation rates. Overall, our effective participation rate was .59% and .60% for the third quarter and nine months of 2005, compared to .61% and .63% for the comparable periods of 2004. As a percentage of total revenues, participation fees accounted for 60.9% and 61.2% for the third quarter and nine month period ended Sesptember 30, 2005 compared to 63.9% and 64.1% for the comparable periods of 2004.

          Software license. Software license fees increased 12.0% to $56,000 and increased 79.1% to $292,000 for the third quarter and first nine months of 2005, compared to $50,000 and $163,000 for the comparable periods of 2004. The increase during the third quarter and nine months of 2005 is due to the change in our service period estimate to a four-month service period.  Software license fees accounted for 0.6% and 1.0% of total revenues for the third quarter and nine months ended September 30, 2005 compared to 0.5% for the comparable periods in 2004.

          Retail planning services. Retail planning services revenues declined 4.2% and 2.4% to $2.2 and $6.6 million during the third quarter and nine months ended September 30, 2005 as compared to $2.3 and $6.7 million for the comparable periods of 2004. The declines are due to fewer point-of-sale support customers and a decline in billing services provided by RMSA to its customers. As a percentage of total revenues, retail planning services accounted for 22.9% and 23.3% for the third quarter and first nine months of 2005 compared to 22.7% and 22.5% in the comparable periods of 2004.

          Maintenance and other. Maintenance and other fees increased 15.8% and 5.3% to $1.5 million and $4.1 million for the third quarter and nine months ended September 30, 2005 compared to $1.3 million and $3.9 million for the comparable periods for 2004. Maintenance and other fees consist primarily of software maintenance fees, credit and fraud risk insurance commissions earned from the sale of policies to our BusinessManager banks, commissions earned through our referrals of certain merchants to alternative financing companies, identification services to verify new clients and new accounts provided to our BusinessManager banks, and leasing. The increase of approximately $200,000 for the third quarter is attributable to our new leasing business acquired in August 2005 and our new MarketingManager and Free Checking products. Our referral fees increased 1.6% and 6.6% to $262,000 and $774,000 for the third quarter and first nine months of 2005 compared to $258,000 and $726,000 for the comparable periods in 2004.  Maintenance and other fees accounted for 15.6% and 14.5% of total revenues for the third quarter and nine month period ended September 30, 2005 compared to 12.9% for the comparable periods in 2004.

          Total revenues. Total revenues for the third quarter and first nine months of 2005 decreased 5.1% and 6.0% to $9.5 and $28.2 million compared to $10.0 and $30.0 million for the comparable periods of 2004.

          General and administrative. General and administrative expenses decreased 9.6% and 11.6% to $3.5 and $10.9 million for the third quarter and nine month period ended September 30, 2005 compared to $3.9 and $12.3 million for the comparable periods in 2004. The decreases for the third quarter and nine month period ended September 30, 2005, respectively, are primarily due to reductions in salary and benefits expense of approximately $400,000 and $890,000 as a result of reduced headcount and a shift in job responsibilities of certain individuals from general and administrative during 2004 to selling and marketing during 2005, as well as reduced depreciation expense of approximately $190,000 and $530,000 due to continued lower capital spending. General and administrative expenses include the cost of our executive, finance, human resources, information and support services, administrative functions and general operations. As a percentage of total revenue, general and administrative expenses decreased to 37.0% and 38.5% for the third quarter and nine month period ended September 30, 2005 compared to 38.9% and 41.0% for the same periods in the prior year.

          Selling and marketing. Selling and marketing expenses were relatively constant for the third quarter and nine month period ended September 30, 2005 at $4.5 and $13.5 million compared to $4.6 and $13.4 million for the comparable periods of 2004. Selling and marketing expenses include the cost of wages and commissions paid to our dedicated business development and bank sales force, travel costs of our sales force, recruiting for new sales and marketing personnel and marketing fees associated with direct and telemarketing programs. Although selling and marketing expenses in total remained unchanged quarter to quarter and year to year, there were several significant fluctuations within this category.  Salaries and benefits expense increased by approximately $500,000 for the nine months ended September 30, 2005 as compared to the same period in 2004.  This is due to the shift in responsibilities as described above.  Marketing materials and fees increased $109,000 for the nine months ended September 30, 2005 as compared to the same period in 2004.  These increases are offset by decreases in commissions expense of $350,000 and recruiting expense of $207,000.  Commissions expense decreased due to lower than expected sales performance and recruiting expense decreased due to lower headcount with our Business Development Managers.  As a percentage of total revenue, selling and marketing expenses increased 4.2% and 6.9% to 47.5% and 47.7% for the third quarter and nine month period of 2005 compared to 45.6% and 44.6% for the comparable periods in 2004.

          Research and development. Research and development expenses decreased 15.5% and 42.8% to $50,000 and $166,000 for the third quarter and nine month period ended September 30, 2005 compared to $58,000 and $292,000 for the year earlier periods. These costs include the non-capitalizable direct costs associated with developing new versions of our products and other projects that have not yet reached technological feasibility. The decrease in costs for the third quarter and first nine months of 2005 was primarily due to more capitalized activity as a result of several projects reaching technological feasibility in early 2005.  As a percentage of total revenues, research and development expenses decreased to 0.5% and 0.6% for the third quarter and first nine months of 2005 compared to 0.6% and 1.0% for the same periods in the prior year.

          Amortization. Amortization expense decreased 6.1% and 25.3% to $247,000 and $658,000 for the third quarter and first nine months of 2005 compared to $263,000 and $879,000 for the comparable periods in 2004. These expenses include the cost of amortizing intangible assets including trademarks, software development costs and debt issuance costs (January 2004 only). The decrease for the first nine months of 2005 is due to amortization of the Fleet debt issuance costs ceasing on January 20, 2004 as a result of the Capital Event described in Note E of Notes to Consolidated Financial Statements.  The decrease for the third quarter of 2005 when compared to the same period in 2004 is the result of lower amortization expense for software development costs.  Amortization for software development costs begins when the project is released for general use to our customers.  During the third quarter of 2005, no projects were released.  As a result, amortization expense for the third quarter of 2005 related only to those projects released prior to the quarter.

          Other operating expenses (income), net. Other operating expenses (income) for the three months ended September 30, 2005 were flat as compared to the same period in 2004. For the nine months ended September 30, 2005 other operating expenses decreased $1.7 million to $8,000 compared to $1.7 million for the same period of 2004.  As previously disclosed, for the first quarter of 2004, two one-time charges occurred totaling approximately $1.7 million.  As a result of the Capital Event that occurred January 20, 2004, the Company expensed $780,000 of unamortized debt issuance costs related to the extinguished Fleet debt facility.  In addition, the Company was required to obtain tail coverage for Directors and Offiers liability insurance, which cost approximately $900,000.  In accordance with generally accepted accounting principles, the Company expensed the entire cost of this premium at the time of purchase.

          Operating income. As a result of the above factors, our operating income totaled $1.2 million and $3.0 million for the three and nine months period ended September 30, 2005, compared to operating income of $1.2 million and $1.4 million for the third quarter and nine months of 2004. As a percentage of total revenue, operating income was 12.5% and 10.8% for the third quarter and nine months of 2005 compared to 12.1% and 4.7% for the same periods in 2004.

          Interest expense, net. Interest expense, net decreased 15.1% and 42.7% to $79,000 and $219,000 for the third quarter and nine months ended September 30, 2005 compared to $93,000 and $382,000 for the comparable periods in 2004. The decrease for the first nine months of 2005 is primarily due to the reduction of our debt balances in 2004 as a result of the Capital Event discussed in Note E of Notes to Consolidated Financial Statements.  For the third quarter and nine months ended September 30, 2005, interest expense includes approximately $24,000 and $72,000 of debt issuance cost amortization.

          Other income. During the nine months ended September 30, 2004, the Company received proceeds totaling $266,000 relating to notes receivable from former officers of one of the Company’s subsidiaries.  These notes had previously been written-off as uncollectible; therefore, the collection resulted in this gain.

          Income tax provision. The income tax provision was approximately $433,000 and $1.1 million for the third quarter and nine months ended September 30, 2005 compared to a benefit of $531,000 and a benefit of $462,000 for the same periods in 2004. During September of 2004, the Company recorded a tax benefit of $972,000 relating to an income tax contingent liability for which the statue of limitations expired in September 2004. As a result, the effective tax rate for the quarter ended September 30, 2004 was (47.2%). The Company expects its effective tax rate to be approximately 39.0% in all future periods. As a percentage of income before taxes, the income tax rate was approximately 39.0% for the nine months of 2005.

Liquidity and Capital Resources

          Our primary sources of capital have historically been cash provided by operations, short-term and long-term debt, and investment from stockholders.  During the first nine months of 2005 our operating activities provided cash of approximately $2.6 million. We used approximately $1.9 million in our investing activities, consisting primarily of capital expenditures of $424,000 and $711,000 of software development costs, as well as $508,000 for the acquisition of the KVI leasing business. We currently estimate that total capital expenditures for 2005 will be approximately $500,000 (excluding expenditures for software development costs).

          Cash used in financing activities totaled $522,000 for the first nine months of 2005, which is the result of net proceeds of $1.5 million from draws against our line of credit as well as $396,000 of proceeds received from employee stock option exercises and stock purchases and $71,000 net proceeds from lease financing.  Offsetting these financing receipts were repayments of long-term debt totaling $1.2 million, dividend payments of $1.1 million, and repurchase of common stock of $150,000.

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

          The Company entered into the Bank of America Credit Facility on January 19, 2004. The credit facility is secured by a pledge of all of the Company’s assets and contains financial and non-financial covenants. The new credit agreement includes a term loan in the amount of $5.0 million and a revolving line of credit of up to $6.0 million for a total facility of up to $11.0 million. The revolving line of credit includes a $1.0 million letter of credit sub-limit. As of September 30, 2005, $3.7 million was outstanding under the Bank of America Credit Facility.

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

          As of September 30, 2005, the Company’s applicable borrowing rate, calculated as Libor + 2.25%, was 5.76%.

          The credit agreement includes certain restrictive financial covenants, measured quarterly, relating to net worth, maximum annual capital expenditures, funded debt to EBITDA ratio and fixed charges coverage ratio, as defined in the credit agreement.  The credit agreement also contains certain non-financial covenants, including but not limited to a prohibition on declaring and paying any cash dividends on any class of stock, except for the Series A and Series B preferred shares outstanding, provided, that no default, as defined in the credit agreement, exists as of the date of payment and such payment will not cause a default.  As of September 30, 2005, the Company was, and expects to be throughout 2005, in compliance with the credit agreement covenants.

          As of September 30, 2005, we had working capital of approximately $154,000 compared to a working capital deficit of approximately $158,000 as of December 31, 2004. The change in working capital resulted primarily from decreases in accrued liabilities, partially offset by an increase in accounts receivable.  We believe that our line of credit availability along with future operating cash flows will be sufficient to meet our working capital and capital expenditure requirements for the next twelve months.

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

New Accounting Pronouncements

          On December 16, 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123(R) (revised 2004), Share-Based Payment, which is a revision of SFAS Statement No. 123, Accounting for Stock-Based Compensation. SFAS No.123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.

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

          Lightyear owns a majority of the company’s stock and therefore effectively controls the company’s management and policies.  Lightyear PBI Holdings, LLC, an affiliate of Lightyear Capital (“Lightyear”), through its holdings of Company Series A Preferred Stock, and warrants convertible into common stock, beneficially owns, in the aggregate, approximately 52% of the Company’s common stock.  As a result of Lightyear’s investment in the Company, the Company has agreed to use its best efforts to cause four Lightyear nominees to serve on the Company’s Board of Directors, which is composed of seven directors.  Four Lightyear nominees are currently serving on the Company’s Board.  In addition, the Company is required to obtain the approval of holders of the Series A Preferred Stock prior to taking certain actions.  The holders of the Series A Preferred Stock have certain pre-emptive rights to participate in future equity financings.  In view of its large percentage of ownership and its rights as the holders of the Series A Preferred Stock, Lightyear effectively controls the Company’s management and policies, such as the appointment of new management and the approval of any other action requiring the approval of the stockholders, including any amendments to the Company’s certificate of incorporation, a sale of all or substantially all of the Company’s assets or a merger.  In addition, Lightyear has registration rights with respect to the shares of the Company common stock that it beneficially owns. Any decision by Lightyear to exercise such registration rights and to sell a significant amount of its shares in the public market could have an adverse effect on the price of the Company’s common stock.

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

          Private Business’s revenues declined in the first nine months of 2005 and may continue to decline. Private Business’s revenues declined during the first nine months of 2005 as compared to 2004.  Although the Company has previously shown revenue growth, Private Business’s revenue may not grow in the future. This could cause the financial results of the company to suffer and have a negative effect on the price of the Private Business common stock.

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

          If we are unable to complete the merger with Captiva Solutions, LLC, our business may be adversely affected.  If we do not complete the merger as we intend, our business and the market price of our stock price may be adversely affected, and we may be unable to find another way to grow our business. We must pay the costs related to the merger, such as legal, accounting and financial advisor fees, even if the merger does not close.

          The merger will result in dilution to our current shareholders.  The issuance of shares of our capital stock options to purchase common stock and warrants to purchase our capital stock in the merger and in connection with the related financing will dilute the voting power, book value, and ownership percentage of our existing shareholders.

          We may not realize the anticipated benefits from the merger.  We may not achieve the benefits we are seeking in the merger. There is no assurance that we can successfully integrate Captiva’s technology into our operations, that Captiva’s technology will provide an adequate platform to grow our combined business or that we will otherwise succeed in growing the business, or that the financial results of the combined company will meet or exceed the financial results that we would have achieved without the merger. As a result, our operations and financial results may suffer and the market price of our common stock may decline.

          If we are unable to successfully integrate the business operations of Captiva into our business operations after the merger, we will not realize the anticipated potential benefits from the merger and our business could be adversely affected.  The merger involves the integration of companies that have previously operated independently. Successful integration of Captiva’s operations with ours will depend on our ability to consolidate operations, systems and procedures, eliminate redundancies and reduce costs. If we are unable to do so, we will not realize the anticipated potential benefits of the merger, and our business and results of operations could be adversely affected. Difficulties could include the loss of key employees and customers, the disruption of our and Captiva’s ongoing businesses and possible inconsistencies in standards, controls, procedures and policies. Our integration of Captiva may be complex and time-consuming. Additionally, a number of factors beyond our control could prevent us from realizing any efficiencies and cost savings we expect.

          The debt we will incur to pay the cash portion of the merger consideration will increase our debt to equity ratio and expose us to greater risks.  To finance the cash portion of the merger consideration, our debt will increase by approximately $6.0 million. This additional leverage may:

•	increase our vulnerability to general adverse economic and industry conditions;

•

limit our flexibiilty in planning for, or reacting to, changes in our business and the financial technology industry, which may place us at a competitive disadvantage compared to our competitors that have less debt, and

•	limit, along with the possible financial and other restrictive convenants in our indebtedness, our ability to borrow additional funds.

We may borrow more than the $6.0 million needed to finance the cash portion of the merger consideration to pay for transaction costs and other working capital needs, which would further increase our risk. Any of the foregoing could have a material adverse effect on us and our operations and financial results.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

          The Company is subject to market risk from exposure to changes in interest rates based on our financing and cash management activities. Our exposure relates primarily to our long-term debt obligations that expire in 2007. In the event that interest rates associated with these debt obligations were to increase 100 basis points, the annual impact on future cash flows would be approximately $37,000.

Item 4.	Controls and Procedures

          In an effort to ensure that the information the Company must disclose in its filings with the Securities and Exchange Commission is recorded, processed, summarized, and reported on a timely basis, the Company’s principal executive officer and principal financial officer have evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of September 30, 2005.  Based on such evaluation, such officers have concluded that, as of September 30, 2005, the Company’s disclosure controls and procedures were effective in timely alerting them to information relating to the Company required to be disclosed in the Company’s periodic reports filed with the SEC.  There has been no change in the Company’s internal control over financial reporting during the quarter ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – Other Information

Item 1.	Legal Proceedings

          Except for the lawsuit described below, we are not currently a party to, and none of our material properties is currently subject to, any material litigation other than routine litigation incidental to our business.

     Citizens Bank & Trust v. Private Business, Inc.

          This cause of action was filed against Private Business Inc. (“PBI”) in the District Court of Louisiana, in the Parish of Iberville on November 25, 2002.  Citizens Bank & Trust (“Bank”) alleges that PBI made factual misrepresentations regarding the viability of a merchant placed on the BusinessManager Program at Citizens Bank & Trust in 1999. The merchant subsequently defaulted on the receivables purchased by the Bank, and efforts to collect the receivables from the merchant by the Bank have been unsuccessful to date. The Bank is seeking damages from the Company in the amount of $500,000. This matter is set for trial on January 26, 2006, and PBI anticipates vigorously defending the alleged claims.  PBI believes based upon all available information that the outcome of this cause of action would not have a material affect on the Company’s financial position or operations.

Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

          During July 2005, the Company purchased a total of 40,800 shares of the Company’s common shares on the open market for $61,000. These repurchases are in accordance with the Company’s share repurchase plan initiated and announced in December 2004. The repurchase plan approved by the Board of Directors of the Company allows for the purchase of up to $500,000 of the Company’s common stock. As such, as of September 30, 2005, the Company has cumulatively purchased $150,000 of common shares, and therefore can purchase up to an additional $350,000 of common shares.  The share repurchase plan was originally scheduled to expire on December 1, 2005.  The Company’s Board of Directors has elected to extend the expiration date of the share repurchase plan to December 1, 2006.  All other terms and conditions of the share repurchase program remain unchanged.

          On August 1, 2005, the Company sold 57,803 shares of its common stock (the “Stock”) to Donald V. Kincaid. The consideration for the Stock was the Company’s acquisition of all the issued and outstanding stock of KVI Capital, Inc., a Florida corporation (“KVI”) partially owned by Mr. Kincaid. The aggregate consideration paid to Mr. Kincaid for the acquisition was (i) the Stock, (ii) an additional 57,804 shares of the Company’s common stock paid into escrow, which Mr. Kincaid will receive on August 1, 2006 unless certain conditions occur, and (iii) 20% of the operating income of KVI for each of the fiscal years ending December 31, 2006, 2007, and 2008 (the “Earnout”). The Earnout will be payable 70% in cash and 30% in shares of the Company’s common stock unless the Company elects to pay the entire amount in cash. The Stock will not be registered under the Securities Act of 1933, as amended (the “Securities Act”) in reliance on private offering exemption under Section 4(2) of the Securities Act.

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

Private Business, Inc.
(Registrant)

Date: November 14, 2005	By:	/s/ Henry M. Baroco

Henry M. Baroco
Chief Executive Officer

Date: November 14, 2005	By:	/s/ J. Scott Craighead.

J. Scott Craighead
Chief Financial Officer