Form 10-K
period 2005-12-31
PRIVATE BUSINESS INC
filed 2006-03-23
CIK 1069469

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D. C. 20549

FORM 10-K

CHECK ONE:

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES ACT OF 1934

FOR THE TRANSITION PERIOD FROM_________ TO _________

COMMISSION FILE NUMBER 000-25959

PRIVATE BUSINESS, INC.
 (Exact name of Registrant as specified in its charter)

TENNESSEE	62-1453841
(State or other jurisdiction of Incorporation or organization)	(I. R. S. Employer Identification No.)

9020 OVERLOOK BOULEVARD, THIRD FLOOR BRENTWOOD, TENNESSEE	37027
(Address of principal executive offices)	(Zip Code)

(615) 221-8400
 (Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, no par value

          Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐	No ☒

          Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.

Yes ☐	No ☒

          Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.

Yes ☒	No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (as defined in Exchange Act Rule 12b-2).

Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☒

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

          The aggregate market value of Registrant’s voting stock held by non-affiliates of the Registrant, computed by reference to the price at which the stock was sold, or average of the closing bid and asked prices, as of June 30, 2005 was approximately $21,085,885.

          On March 10, 2006, 15,808,652 shares of the Registrant’s no par value Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the Registrant’s definitive proxy statement for its 2006 annual meeting of stockholders are incorporated by reference into Part III, Items 10, 11, 12, 13 and 14 of this Form 10-K.

NOTE REGARDING FORWARD-LOOKING STATEMENTS

          This report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  These statements relate to future economic performance, plans and objectives of management for future operations and projections of revenues and other financial items that are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management.  The words “expect,” “estimate,” “anticipate,” “believe” and similar expressions are intended to identify forward-looking statements.  We make forward-looking statements in Items 1, 1A, 2, 5, 7 and 7A of this report.  Some of the forward-looking statements relate to our intent, belief or expectations regarding our strategies and plans for operations and growth.  Other forward-looking statements relate to trends affecting our financial condition and results of operations and our anticipated capital needs and expenditures.  These statements involve risks, uncertainties and assumptions, including industry and economic conditions, competition and other factors discussed in this and our other filings with the SEC.  These forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and actual results may differ materially from those that are anticipated in the forward-looking statements.  Other forward-looking statements relate to trends affecting our financial condition and results of operations and our anticipated capital needs and expenditures.  See Item 1A, Risk Factors, for a description of some of the important factors that may affect actual outcomes.

          For these forward-looking statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.  You should not to place undue reliance on the forward-looking statements, which speak only as of the date of this report.  All subsequent written and oral forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section.  We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

Item 1. Business.

General

          Private Business, Inc. is a leading provider of a full suite of technology-based products and services that help financial institutions remain competitive, serve their customers better, increase the efficiency of their operations, improve their competitive position in the marketplace, and boost their bottom-line profitability, while satisfying regulatory requirements.  We are committed to the needs and interests of financial institutions and strive to upgrade, enhance or acquire complementary products and services to ensure that our customers receive the latest technology. By taking advantage of the technology and operating solutions we offer and intend to offer, our customers can improve their operating efficiencies without allocating the expenses and resources necessary to develop or maintain similar systems themselves. Our customers get the benefit of our products and services without having to maintain personnel to develop, update and run those systems, and without having to make large up-front capital expenditures to implement these advanced technologies. We also provide retail inventory management services for local and regional retail businesses.

          We provide software systems, data processing services and related equipment and services to financial institutions. Our comprehensive suite of products and services allows us to act as a single-source provider for the technology and operating needs of financial institutions. Our products and services include:

•	core data processing,
•	teller system products,
•	check processing and imaging,
•	accounts receivable financing,
•	leasing,
•	retail inventory management services,
•	automated clearing house (“ACH”) origination and processing,
•	remote capture processing, and
•	financial institution website design and hosting.

          Our principal executive offices are located at 9020 Overlook Boulevard, Brentwood, Tennessee 37027, and our telephone number at that address is (615) 221-8400.

Recent Developments

          Merger with Captiva Solutions, LLC.; G. Lynn Boggs Becomes CEO

          On December 9, 2005, we completed our merger with Captiva Solutions, LLC, (“Captiva”) for total consideration of $6.9 million, consisting of $6.0 million in cash and $925,000 of common stock (757,576 shares). Additionally, the selling shareholders of Captiva are eligible for up to an additional 1.2 million common shares based on achievement of certain acquired revenue goals (as defined in the agreement) during 2006. The acquisition of Captiva adds core, item, and image processing services to our product offering. As a result of the acquisitions described below, we now offer a full suite of services to our financial institution customers.  In conjunction with the merger with Captiva, we entered into an employment agreement with G. Lynn Boggs to become our Chief Executive Officer, replacing Henry M. Baroco. Mr. Baroco will continue with us as President and Chief Operating Officer.

          December 2005 Issuance of $10.0 Million Senior Subordinated Note Payable to Lightyear PBI Holdings, LLC.; Subsequent Exchange of Note in January 2006 for Series C Preferred Stock

          Simultaneous with the Captiva merger discussed above, we issued a $10.0 million senior subordinated note payable to Lightyear PBI Holdings, LLC (“Lightyear”). In connection with this debt instrument, we issued a warrant to Lightyear that allows Lightyear to acquire 3.8 million common shares at $1.32 per share.  The warrant provided that in the event the preferred stock were paid down within 18 months after issuance, one-half of the warrants would be cancelled.  The $10.0 million note had a 10% per annum interest rate and was scheduled to mature on December 9, 2010. The note was unsecured and subordinated to all other existing debt instruments.  On January 23, 2006 in conjunction with the Amended and Restated Credit Facility described below, we entered into an exchange agreement with Lightyear whereby the senior subordinated note was exchanged for 10,000 shares of our Series C preferred stock. The Series C preferred stock carries a 10% dividend rate through June 8, 2007 and 12% thereafter until maturity. The Series C preferred stock has a mandatory redemption date of December 9, 2010.

          Acquisition of P.T.C. Banking Systems

          On January 18, 2006, we acquired the assets of P.T.C. Banking Systems, Inc. for total consideration of approximately $1.0 million. This acquisition added the WinTeller® product, a full-featured teller automation system, to our product suite.  The WinTeller system is installed in approximately 80 financial institutions in the United States and is designed to help financial institution branches better manage customer account transactions, improve teller efficiency and enhance customer experiences.

          Amended and Restated Senior Credit Facility with Bank of America

          On January 23, 2006, we executed an Amended and Restated Senior Credit Facility with Bank of America (the “Amended and Restated Credit Facility”). The Amended and Restated Credit Facility has a total borrowing capacity of $18.0 million, consisting of two term loans totaling $16.0 million and a revolving credit line of $2.0 million. The proceeds from this facility were drawn down on January 31, 2006 to fund the acquisition of Goldleaf discussed below. As of March 10, 2006, $17.6 million was drawn against the facility. The $10.0 million Term A note has scheduled principal repayments of $250,000 for the quarters ended March 31 and June 30, 2006, $500,000 for the quarters ended September 30 and December 31, 2006 and $750,000 per quarter thereafter until maturity on January 23, 2008. The $6.0 million Term B note is guaranteed by The Lightyear Fund, L.P. (sole member of Lightyear PBI Holdings, LLC) and matures on July 23, 2006.  Please see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources for a more detailed description of this facility.

          Acquisition of Goldleaf Technologies, Inc. (“Goldleaf”)

          On January 31, 2006, we acquired all of the outstanding stock of Goldleaf Technologies, Inc. for $17.2 million total consideration, consisting of $16.8 million in cash and $350,000 in common shares (272,342 shares). In conjunction with the Goldleaf acquisition, we entered into employment agreements with four of Goldleaf’s executives, who received signing bonuses totaling $1.8 million. Additionally, a total of 1.6 million of common stock options with an exercise price of $1.33 were granted to certain employees of Goldleaf at closing. The acquisition of Goldleaf added three primary products to our suite of products:  automated clearing house (“ACH”) origination and processing, financial institution website design and hosting, and remote capture/deposit processing. Goldleaf currently services over 2,500 financial institutions in the United States and Latin America.

Industry Background and Market

          Community Financial Institutions

          Financial institutions have historically invested a significant amount of money in information technology systems.  Technology firm IDC estimates that banks, thrifts and credit unions in the United States spent approximately $42 billion on information technology during 2004 and are expected to spend $52 billion in 2007.  Our target market of community financial institutions ranges in size from de novo banks (i.e. start-up financial institutions) to those with $1 billion in assets. We believe the number of these financial institutions totals approximately 8,400.

                 We believe that these financial institutions, which have traditionally competed on the basis of personalized service, are facing increasing challenges to improve their operating efficiencies. These challenges include the entrance of non-traditional competitors, the compression of margins on traditional products and the convergence of financial products into a single institution. Recent legislation has allowed non-traditional competitors, such as insurance companies and brokerage houses, to enter the market for traditional banking products. Because these competitors are able to subsidize traditional banking products with the revenues of other, higher-profit products, financial institutions have experienced lower margins, increasing the pressure to reduce costs while continuing to offer an increasing array of consumer products and services. At the same time, the cost and complexity of delivering these products and services has increased as the widespread introduction of new technology has forced financial institutions to expand their distribution channels to include ATMs, telephone banking, Internet banking and wireless devices. Legislative changes have also accelerated the ability of financial institutions to offer wider ranges of products and services to their customers. To distinguish themselves from competitors in this more competitive environment, banks and credit unions must accurately define and understand their specific markets, and be able to launch relevant products and services to those markets over tailored delivery channels. These challenges are forcing financial institutions to examine how to conduct their business and service their customers most efficiently.

                We believe that a technology solution must enable financial institutions to achieve a competitive advantage in their markets through improved customer service, competitive product offerings and lower costs. In addition, financial institutions are required by federal law to evaluate the effectiveness of their information technology systems periodically. This obligation, together with significant upgrades and phase-outs of certain hardware by hardware providers, creates an ongoing need for institutions to evaluate replacement of their information technology systems.

          Small Businesses

          Dun & Bradstreet tracks approximately 16.0 million small businesses in the U.S. with less than $25.0 million of annual sales. We believe that approximately 6.2 million of these businesses are potential prospects for BusinessManager, MedCashManager, leasing, and remote capture based on their size, industry and receivables patterns.

          The capital markets in which community financial institutions and small businesses operate are driven by several key forces including:

•	financing for small businesses,
•	competitive forces,
•	cost pressures,
•	electronic commerce services and
•	regulation and regulatory oversight.

          We intend to be the single source provider that community financial institutions can turn to for assistance in all of these areas.

Our Products and Services

          Financial Institution Services

          In our financial institutions services segment, we provide products and services that help financial institutions serve their customers better, increase the efficiency of their operations, improve their competitive position in the marketplace, and boost their bottom-line profitability, while satisfying regulatory requirements. We are committed to the needs and interests of financial institutions and strive to upgrade, enhance or acquire complementary products and services to ensure that our customers receive the latest technology. By taking advantage of our technology and operating solutions, our customers can improve their operating efficiencies without allocating the expenses and resources necessary to develop or maintain similar systems themselves. Our customers get the benefit of our products and services without having to maintain personnel to develop, update and run these systems and without having to make large up-front capital expenditures to implement these advanced technologies.

          Core Data Processing

          We provide software and systems that meet our customers’ core data processing requirements, including general ledger, loan and deposit operations, financial accounting and reporting and customer information file maintenance. Our products and services provide superior flexibility and improve customer service throughout the financial institution. Most of our customers outsource their processing activities to our data center located in Denver, Colorado, while others install our systems in-house and perform the processing functions themselves. We are planning to build out an item processing and imaging center in Atlanta, Georgia during 2006.

          Financial institutions can have our core systems installed and operate them in-house using their own personnel. Most of our customers, however, use one of these systems through a service bureau arrangement. In this case, we house and maintain the software at one of our data centers, and we process our customers’ data each business day. This arrangement allows customers to focus on core competencies by outsourcing their data processing needs, which gives them access to our processing systems without the expense of maintaining in-house processing operations.

          Item Processing and Check Imaging

          Increased technological development, regulatory changes and changing banking practices have created a demand for faster, more efficient electronic handling of bank documents, including checks. The need to reduce labor, research time and the cost of postage has increased the demand for check imaging solutions. The recent passage of the Check Clearing for the 21st Century Act (Check 21) has removed certain legal obstacles to electronic check clearing, and has facilitated the use of check truncation and check imaging. Check imaging involves creating digital images through the use of a camera attached to a sorter. As each check passes through the sorter, the camera takes its picture. Images of insufficient checks, stop payments and large dollar checks are presented online to bank operations staff for review. Financial institutions employ check imaging as part of their efforts to reduce operating costs and provide enhanced banking services to their customers.

          In our item processing operations, we provide a turnkey outsourced solution for check imaging activities that provides our customers the ability to offer check imaging without a large capital expenditure. Our systems deliver a suite of check imaging products, including front and back imaging for customer statements, clearing and settlement, reconciliation and automated exception processing. Customers may print multiple check images in check sequence on a single page for inclusion in monthly statements, thereby reducing postage costs. This system allows bank employees and bank customers to retrieve imaged checks on personal computers to facilitate signature verification and improve research. We provide these services through our service bureau operations using 3rd party software systems.

          ACH Origination and Processing

          Our Goldleaf suite of ACH origination and processing solutions helps financial institutions to strengthen existing relationships and build new ones by offering a service that lowers a customer company’s processing costs, improves its cash flow and benefits its employees. In turn, this service benefits the financial institution by increasing customer retention and satisfaction, generating interest income and reducing its back room processing costs.

          Goldleaf Client® gives financial institutions a brandable, Internet-based origination solution with online file delivery. Goldleaf Client eliminates costly onsite software installation and frustrating modem file transmission by using the most cost-effective delivery channel available – the Internet. We believe Goldleaf Client delivers greater control for financial institutions with online administration and a user-friendly solution for an unlimited number of commercial originators.

          Many institutions are eager to establish an ACH origination program, but do not know how to get started. This process can be simplified with our Goldleaf Manager® processing solutions. By leveraging over a decade of experience in software design and implementation, the transaction process is streamlined in a standardized manner, ensuring accuracy and reducing risk. Combined with our Goldleaf Client origination solutions, industry leading on-site training, and toll-free support for our financial institutions and originators, Goldleaf Manager can guide the implementation of an effective, profit-producing program.

          Remote Capture Processing

          With the passing of the Check 21 legislation, financial institutions are now allowed to present and are legally required to accept image replacement documents (“IRDs”) if they meet the necessary legal requirements of Check 21.  Our remote capture product allows financial institutions to offer this solution to their commercial customers.  Commercial customers benefit by no longer having to physically travel to a financial institution branch and deposit their checks.  Instead, they can scan them and transmit their deposits to their financial institution electronically.  It saves the commercial customer time and potentially extends the cut-off for receiving credit for deposited funds on that same day.  Financial institutions are constantly striving to increase core customer deposits.  Remote capture allows the financial institution to do that more easily by removing the geographic barrier.  With remote deposit, a financial institution can have a commercial customer outside of its branch footprint, because proximity to a branch is no longer necessary.  Our remote capture product is completely web-based, thus requiring no software installation.

          BusinessManager®

          BusinessManager enables financial institutions to manage accounts receivable financing, from the purchase of receivables from small businesses to the ongoing processing, billing and tracking of these receivables. The financial institutions either process the transactions themselves or outsource this activity to our in-house processing facility. To automate the process further, we offer electronic links for the financial institutions and their small business customers through secure connections to our Internet portal, BusinessManager.com. We also provide integration with Intuit’s Quickbooks™, which many small businesses use.

          Our network of local sales consultants, or Business Development Managers (“BDMs”), helps our client financial institutions develop new marketing strategies and facilitates the market penetration of BusinessManager. Once a client financial institution contracts to use BusinessManager, our BDMs help the client financial institution design, implement and manage the sale of the BusinessManager accounts receivable financing program to the client financial institution’s small business customers and prospects. Using a database of likely small business customers of the program, the BDMs generally work directly with the client financial institutions’ commercial loan officers to target and meet with qualified small business customers as part of the direct sale of the program to these businesses. Once the client financial institution has signed up a new small business customer, our BDMs continue to work with the small business customer in conjunction with the financial institution loan officer to ensure proper implementation and post-implementation support. We also help design the appropriate procedures and controls to successfully implement BusinessManager in order to minimize risk to our client financial institutions.

          We typically provide our services to client financial institutions under exclusive long-term contracts with terms ranging from three to five years with automatic renewals for a predefined term thereafter. We receive initial fees for set-up and thereafter receive participation fee payments equal to a percentage of every receivable purchased by the financial institutions from merchants on the program. Some contracts with financial institutions contain performance or deferred payment terms that we must satisfy to receive the initial set-up fee from the financial institution and recognize revenue.

          During 2005, our network of client financial institutions purchased approximately $3.82 billion of accounts receivable from approximately 2,600 small businesses.

          MedCashManager

          MedCashManager is a proven program that enables banks to broaden their portfolio, generate fee income and increase core deposits. Creditworthy yet cash flow constrained medical facilities can get cash for accounts receivable every day by selling them to their financial institution.  The sales are at a discount on a full-recourse basis, with a flexible cash collateral reserve. MedCashManager matches each financial institution client with one of our BDMs to help make programs successful.

          Credit and Fraud Insurance

          Our insurance brokerage subsidiary offers two insurance products for the BusinessManager and MedCashManager solutions. Both products are primarily underwritten by Coface North America, a unit of The Coface Group, and one of the nation’s major multi-line insurers. Accounts receivable credit insurance protects the client bank and/or its small business customers from default in payment of the receivable. Fraud insurance protects the client bank from two types of fraudulent acts by the client banks’ small business customers: fraudulent invoices and diversion of customer payments.

          Financial Institution Leasing

          We offer a turn-key leasing solution to community financial institutions that consists of lease structuring and pricing, lease equipment procurement, monthly processing and servicing and off lease equipment sales. Most community financial institutions have historically avoided the leasing business because of its complexity. As a result, many of the community financial institutions’ customers are leasing equipment through other financing sources, including larger super regional and national financial institutions. This puts the overall customer relationship at risk and the community financial institution has missed out on an additional revenue opportunity. Our solution allows a community financial institution to brand its own leasing program and offer a comprehensive leasing option to commercial businesses in its market. The financial institution’s involvement is limited to what it does best, which is loan money to finance the leased equipment based on the creditworthiness of the lessee. The loan for the leased equipment is structured as a non-recourse note payable to us and we in turn use the funds to acquire the leased asset and close the lease with the lessee. The financial institution receives an origination fee based on the cost of the leased equipment as well as the interest yield on each non-recourse note issued to finance each lease.

          LineManager®

          LineManager is an information tool, enabling asset-based lenders to monitor the activity and quality of the assets that are the collateral for their loans. We believe that much of the processing and reporting for asset-based loans is currently done on a manual basis in cycles geared more toward the calendar than the actual underlying business activity. LineManager, which is offered on an application service provider, or “ASP,” basis automates and electronically updates the borrowing base in a virtual real-time environment. LineManager brings together in an on-line environment data drawn directly from a debtor’s accounting system with parameters set up in our system by the financial institution. Because the data exchange and reporting downloads can be done at almost any time, we believe that we give asset-based lenders access to higher quality audit information while debtors have a lower cost of administration and compliance for their outstanding loan balances.

          LendingNetwork™

          Our LendingNetwork™ offers “outside the box” financing from a group of more than 20 commercial lenders in the industry. Businesses facing financial hurdles may need to use non-traditional collateral, yet they have challenges common to all businesses: maximizing cash flow, meeting payroll, continuing operations, and managing seasonal fluctuations. The LendingNetwork enables our financial institutions to provide their customers a soft landing after being declined for a traditional line of credit and/or BusinessManager.

          Financial Institution Website Design and Hosting

          Almost all financial institutions want to have a sophisticated and dynamic website. Our website design and hosting services for financial institutions provides everything a financial institution typically desires. We provide conceptual, functional and useful web solutions. The process of designing each financial institution website is well defined and highly efficient based on years of experience in designing and hosting websites. A financial institution can select from a multitude of options for their website. We currently have designed and host over 600 financial institution websites across the United States.

          Related Products and Services

          Our customer service and technical support departments provide coverage 24 hours a day, seven days a week. Our trained customer service and technical support personnel enhance our ability to offer reliable, secure and automated solutions. Our customer service departments are responsible for educating and assisting our customers in the use of our services. Our technical support department is generally responsible for consulting with our customers regarding technical issues and for solving any technical problems brought to their attention by our customer service department. Our technical support department is also responsible for maintaining our backup systems and for coordinating the disaster recovery services maintained by some of our information processing customers.

          To complement our product and service offering described above, we provide a variety of related services, software products and equipment. Our ancillary products and services include:

•	WinTELLER® - an online teller platform system,
•	WinGUARD® - a transactional fraud detection solution,
•	CaptureFIRST® - branch image capture and signature verification,
•	Loan and Deposit Platform Automation,
•	Internet Banking and Bill Payment,
•	CollectionsManager® - an online debt collection service, and
•	IdentificationManager – United State Patriot Act verification tool

          The WinTELLER® system is installed in approximately 80 financial institutions in the United States and is designed to help financial institution branches better manage customer account transactions, improve teller efficiency, and enhance customer experiences.

          Retail Inventory Management -- RMSA

          For many small retailers, their most critical success factor is inventory management. Purchasing the right stock items and in the appropriate quantities enables the retailer to avoid overstocking and under stocking, both of which can adversely affect the retailer’s cash flow and operations results.

          Large chain retailers, which have greater resources than local or regional retailers, usually can employ their own full-time in-house staffs to perform inventory forecasting. RMSA’s primary objective is to provide this support to local and regional retail businesses. We believe that between 30,000 and 90,000 retail businesses fit the profile of a RMSA client.  RMSA’s inventory planning software (“Freedom”) is unique in the industry as a result of its ability to provide retailers with a ten-month “forecast” of inventory needs based on a “bottom-up” approach to planning.  RMSA’s system looks at the performance of individual classifications of inventory in each store, as opposed to most inventory management services, which are “top down” systems.  Top down plans base inventory needs on the overall company targets, as opposed to looking at individual store performance.

Strategy

          Our objective is to grow our revenue and earnings organically as well as through acquisitions. The key components of our business strategy are to:

           Expand into New Customers and New Geographies.  We now provide a full suite of products and services to the financial institutions marketplace.  We intend to:

a)	partner with state and national banking associations and Bankers Banks,
b)	build name recognition through advertising, trade shows and sales representation, and
c)	add sales and product specialists throughout targeted markets.

          Expand Our Existing Customer Relationships. We seek to increase the products and services we provide to those customers that do not use our full range of products and services. We believe that we will be able to increase revenues from current customers with lower sales and marketing expenses as well as further the relationship with the existing customers.  As of March 10, 2006 we offer products and services to over 2,500 financial institutions.

           Build Recurring Revenue. We enter into contracts with customers to provide services that meet their ongoing information technology needs. We provide ongoing software support for our in-house customers. Additionally, we provide data processing for our outsourcing customers on contracts that typically extend for periods of three to five years.

          Acquire Products or Services that are Complementary to our Existing Products and Services.  We will continue to acquire products or services that our customers require or that add additional customers, geographies or relationships.

          Maximize Economies of Scale. Our goal is to develop and maintain a sufficiently large client base to create economies of scale, enabling us to provide value-priced products and services to our clients while expanding our operating margins.

          Attract and Retain Capable Employees. We believe attracting and retaining high-quality employees is essential to our continued growth and success.

Sales and Marketing

          Financial Institution Services

          At March 10, 2006, our financial institutions sales team is composed of approximately 15 sales representatives, product specialists and others who sell certain of our products but act as referral agents to sales specialists in other areas.  This allows us to capitalize on the experienced sales force that we employ to assist in cross-selling products and services to existing clients.  In addition, we have approximately 45 business development managers who focus on merchants which allows for cross-selling opportunities for our financial institution sales team.

          Our marketing efforts consist of sponsorship and attendance at trade shows, email newsletters, print media advertisement placements, telemarketing and national and regional marketing campaigns. We also conduct a user group meeting which enables us to keep in close contact with our customers and demonstrate new products and services to them.  Our marketing efforts also include obtaining referrals and endorsements from our customers and various banking related organizations including the bankers banks, the Independent Community Bankers Association and the American Bankers Association.

          Dedicated sales forces, inside sales teams, and technical sales support teams conduct our sales efforts for our two market segments and are overseen by regional sales managers. Our dedicated sales executives are responsible for sales activities focused on acquiring new core customers. Our account executives nurture long-term relationships with our client base and cross-sell our complementary products and services. Our inside sales force markets specific complementary products and services to our existing customers. We also have a dedicated sales force responsible for new customers for our acquired businesses targeted outside our core customer base. All sales force personnel have responsibility for a specific territory. The sales support teams write business proposals and contracts and prepare responses to requests-for-proposal regarding our software and hardware solutions. All of our sales professionals receive a base salary and performance-based commission compensation.

          We continue to sell and support selected products and solutions in the Caribbean, and we now have installations in Central America as a result of our recent acquisitions. Our international sales have accounted for less than 1% of our total revenues in each of the three years ended December 31, 2005, 2004, and 2003.

          Retail Planning Services

          We sell and market our retail planning services through consultants and analysts located throughout the United States and Canada. As of March 10, 2006, we employed 40 such consultants and analysts. The average RMSA analyst has been with RMSA for more than 13 years and has more than 20 years experience in the retail sector.  Our consultants and analysts pursue sales and service opportunities in all fifty states.  Leads are acquired for RMSA through trade shows, direct mail campaigns, and our alliances.

Competition

          Financial Institution Services

          General. The market for companies that provide technology solutions to financial institutions is intensely competitive and highly fragmented, and we expect increased competition from both existing competitors and companies that enter our existing or future markets. Numerous companies supply competing products and services, and many of these companies specialize in one or more of the services that we offer or intend to offer to our customers.

          Financial Institution Product and Service Offerings Other Than BusinessManager. In our financial institution services business, we compete with several national and regional companies including FiServ, Inc., Jack Henry & Associates, Inc., Open Solutions, Inc., John H. Harland Company, and Fidelity National Financial, Inc.  Many of our current and potential competitors have longer operating histories, greater name recognition, larger customer bases and substantially greater financial, personnel, marketing, technical and other resources than we do. The principal competitive factors affecting the market for our services include price, quality and reliability of service, degree of product and service integration, ease of use and service features. There has been significant consolidation among providers of information technology products and services to financial institutions, and we believe this consolidation will continue in the future.

          BusinessManager. In our receivables financing product offering, the market for small business financial services continues to be intensely competitive, fragmented and rapidly changing. We believe that we compete effectively as a result of our highly trained and motivated sales force as well as the functionality of BusinessManager. We face primary competition from companies offering products to financial institutions similar to BusinessManager. Only a limited number of companies offer similar comprehensive solutions, including marketing on behalf of the client financial institution. We believe that Private Business is the largest of such companies in terms of revenue, number of client financial institutions and size of our dedicated sales force. We believe that other firms typically offer software, but not sales support to the financial institution.

          We compete with financial institutions that use their internal information technology departments to develop proprietary systems or purchase software from third parties to offer similar services to small businesses. We also compete with providers of traditional sources of financing to small businesses such as lines of credit, amortizing loans and factoring. Many financial institutions and other traditional providers of financing are much larger and more established than we are. Most providers of traditional sources of financing and financial institutions that have already established relationships with small businesses may be able to leverage their relationships to discourage these customers from using our BusinessManager solution or persuade them to replace our products with their products. We expect that competition will increase as other established and emerging companies enter the accounts receivable financing market, as new products and technologies are introduced and as new competitors enter the market, some of which may market via the Internet.

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

Government Regulation

          The financial services industry is subject to extensive and complex federal and state regulation.  Our current and prospective customers operate in markets that are subject to substantial regulatory oversight and supervision.  We must ensure that our products and services operate within the extensive and evolving regulatory requirements applicable to our customers.  We are not  chartered by the Office of the Comptroller of the Currency or any other regulatory body.  Some of our services are subject to examination by state and federal regulators under the Bank Service Company Act. Who have the authority to remedy any shortcomings identified in such reviews.  In addition, independent auditors perform an annual review of our operations to provide internal control evaluations for our clients’ auditors and regulators.

          Beginning July 1, 2001, financial institutions were required to comply with privacy regulations imposed under the Gramm-Leach-Bliley Act.  These regulations place restrictions on financial institutions’ use of non-public personal information.  All financial institutions must disclose detailed privacy policies to their customers and offer them the opportunity to direct the financial institutions to share information with non-affiliated parties who perform services for the financial institutions.  As a provider of services to financial institutions, we are required to comply with the privacy regulations and are bound by the same limitations on disclosure of the information received from our customers as apply to the financial institutions themselves.

Intellectual Property and Other Proprietary Rights

          We rely on a combination of copyright, trademark and trade secret laws, confidentiality procedures and contractual provisions to protect our proprietary technology.  Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or obtain and use information that we regard as proprietary.  We cannot assure you that the steps we have taken will adequately protect our proprietary rights or that our competitors will not independently develop similar technology.

Employees

          At March 10, 2006, we employed 377 people. We have approximately 113 employees involved in direct sales, marketing and business development activities.

Item 1A. Risk Factors

          This section summarizes certain risks, among others, that shareholders and prospective investors should consider.  Many of these risks are discussed in other sections of this report. If any of the following risks actually occurs, our business, financial condition or results of operations could be materially adversely affected. In such case, the trading price of our common stock could decline and you may lose all or part of your investment. These risks are not the only ones we face. Additional risks of which we are presently unaware or that we currently consider immaterial may also impair our business operations and hinder our financial performance.

Risks Related to Our Operations

We have a limited operating history as a combined company under a new CEO.

          Our Chief Executive Officer, Mr. Lynn Boggs, joined us in December 2005 when we merged with Captiva.  Our previous Chief Executive Officer, Henry Baroco, became our President and Chief Operating Officer.  We acquired Goldleaf and P.T.C. in January 2006.  Our new management and our substantially expanded range of products and services make it extremely difficult to project our future performance.  Therefore, investors will be unable to make historic comparisons regarding our prior operations.  Furthermore, given this insufficient combined operating history, there can be no assurance that we will achieve any of our objectives.

If we are unable to integrate the business operations of Captiva, P.T.C. and Goldleaf into our business operations, we will not realize the anticipated potential benefits from the acquisitions and our business could be adversely affected.

          The acquisitions of Captiva, PTC and Goldleaf involve the integration of companies that have previously operated independently.  Successful integration of the acquired operations with ours will depend on our ability to consolidate operations, systems and procedures, eliminate redundancies and reduce costs.  If we are unable to do so, we will not realize the anticipated potential benefits of the acquisitions and our business and results of operations could be adversely affected.  Difficulties could include the loss of key employees and customers, the disruption of our and the acquired entities’ ongoing businesses and possible inconsistencies in standards, controls, procedures and policies.  Our integration of the acquired entities, including the integration and testing of internal controls and procedures that may be required with respect to these entities to comply with certain SEC rules and regulations as they become effective, may be complex and time-consuming.  Additionally, a number of factors beyond our control could prevent us from realizing any efficiencies and cost savings we expect.

If the combined company experiences losses, we could experience difficulty meeting our business plan and our stock price could be negatively affected.

          We may not be able to achieve profitability as we implement our business plan for the combined entity.  Any failure to achieve or maintain profitability could negatively affect the market price of our common stock.  Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.  If our revenues grow more slowly than we anticipate, or if our operating expenses exceed our expectations and cannot be adjusted accordingly, our business operations and financial results will suffer.  We anticipate that the combined company will incur significant product development, administrative, and sales and marketing expenses.  Any failure to increase revenues significantly would also harm our ability to achieve and maintain profitability.

As a result of our recent acquisitions, our debt to equity ratio has increased and exposes us to greater risks.

          To finance the cash portion of the acquisition consideration, our debt has increased by approximately $13.9 million since September 30, 2005. This additional leverage may:

•	increase our vulnerability to general adverse economic and industry conditions;
•

limit our flexibility in planning for, or reacting to, changes in our business and the financial technology industry, which may place us at a competitive disadvantage compared to our competitors that have less debt, and

•	limit, along with the possible financial and other restrictive covenants in our indebtedness, our ability to borrow additional funds.

Competition, restrictions under our credit facility, market conditions and other factors may impede our ability to acquire other businesses and may inhibit our growth.

          We anticipate that we may derive a portion of our future growth through acquisitions.  The success of this strategy depends on our ability to identify suitable acquisition candidates, reach agreements to acquire these companies, obtain necessary financing on acceptable terms and successfully integrate the operations of these businesses.  In pursuing acquisition and investment opportunities, we may compete with other companies that have similar growth strategies.  Many of these competitors are larger and have greater financial and other resources than we have.  This competition may render us unable to acquire businesses that could improve our growth or expand our operations.

Our acquisitions could result in integration difficulties, unexpected expenses, diversion of management’s attention and other negative consequences.

          Our growth strategy is partly based on making acquisitions.  We plan to continue to acquire complementary businesses, products and services.  We must integrate the technology, products and services, operations, systems and personnel of acquired businesses with our own and attempt to grow the acquired businesses as part of our company.  The integration of other businesses is a complex process and places significant demands on our management, financial, technical and other resources.  The successful integration of businesses we have recently acquired and may acquire in the future is critical to our future success, and if we are unsuccessful in integrating these businesses, our financial and operating performance could suffer.  The risks and challenges associated with the acquisition and integration of acquired businesses include:

•	we may be unable to centralize and consolidate our financial, operational and administrative functions with those of the businesses we acquire;
•	our management’s attention may be diverted from other business concerns;
•	we may be unable to retain and motivate key employees of an acquired company;
•	we may enter markets in which we have little or no prior direct experience;
•	litigation, indemnification claims and other unforeseen claims and liabilities may arise from the acquisition or operation of acquired businesses;
•	the costs necessary to complete integration may exceed our expectations or outweigh some of the intended benefits of the transactions we close;
•	we may be unable to maintain the customers or goodwill of an acquired business; and
•	the costs necessary to improve or replace the operating systems, products and services of acquired businesses may exceed our expectations.

          We may be unable to integrate our acquisitions with our operations on schedule or at all.  We cannot assure you that we will not incur large accounting charges or other expenses in connection with acquisitions or that our acquisitions will result in cost savings or sufficient revenues or earnings to justify our investment in, or our expenses related to, these acquisitions.

As a result of the recent acquisitions, some of the acquired entities’ current clients may choose to discontinue their business relationship with us.

          Although we anticipate that the acquired entities’ existing customers will view the acquisitions as a benefit, some of the acquired entities’ existing customers may decide to discontinue their business relationship with us because of the acquisitions.

We may be unable to manage growth of our business.

          We intend to grow our business in size and complexity.  If our management is unable to manage growth effectively, our business, operating results and financial condition could be adversely affected.  Any new sustained growth will place a significant strain on our management systems and operational resources.  We anticipate that new sustained growth, if any, will require us to recruit, hire and retain new managerial, finance, sales, marketing and support personnel.  We cannot be certain that we will be successful in recruiting, hiring or retaining such personnel.  Our ability to compete effectively and to manage our future growth, if any, will depend on our ability to maintain and improve operational, financial, and management information systems on a timely basis and to expand, train, motivate and manage our work force.  If we begin to grow, we cannot be certain that our personnel, systems, procedures and controls will be adequate to support our operations.  In addition, one element of our growth strategy is to actively evaluate and pursue strategic alliances with businesses that are complementary to our business.  We cannot be certain that we will be able to integrate fully any such alliances with our existing operations or otherwise implement our growth strategy.

We generate a substantial portion of our revenues from receivables financing.

          We currently derive a significant portion of our revenues from receivables financing; the majority of which flows through BusinessManager.  Historically, approximately 1% of our consolidated revenues derived from license fees from new agreements with client financial institutions and approximately 64% derive from participation fees based on accounts receivables purchased by our financial institution clients from small businesses.  We expect to continue to derive significant revenues from this product and related services.  If the total revenues we derive from BusinessManager decline, our other products or services may not be sufficient to replace that lost revenue, so any events that adversely affect BusinessManager could adversely affect our business.  We cannot be certain that we will be able to continue to successfully market and sell BusinessManager to both financial institutions and their small business customers or that problems will not develop with BusinessManager that could materially affect our business.

We may be unable to promote BusinessManager to new and existing small business customers.

          Other than the initial contract fee and a small annual support fee, we do not generate any income from financial institutions contracting to use BusinessManager unless small businesses finance their accounts receivable through our client financial institutions.  If we and our client financial institutions cannot retain existing clients and convince potential small business customers of the benefits of BusinessManager, such businesses will not continue to use or initiate use of our products and services.  Since small business customers of our client financial institutions are the foundation of our business, their unwillingness to use BusinessManager could have a material adverse effect on our business, operating results and financial condition.

We may be unable to market our products and services successfully to new client financial institutions or to retain current client financial institutions.

          Our success depends to a large degree on our ability to convince prospective client financial institutions to use our products.  Failure to maintain market acceptance, retain clients or successfully expand our offered services could adversely affect our business, operating results and financial condition.  We have spent, and will continue to spend, considerable resources educating potential customers about our products and services.  Even with these educational efforts, however, we may not be able to maintain market acceptance and client retention.  In addition, as we continue to offer new products and expand our services, existing and potential client financial institutions or their small business customers may be unwilling to accept the new products or services.

The loss of our chief executive officer or other key employees could have a material adverse effect on our business.

          Mr. G. Lynn Boggs, our chief executive officer, has substantial experience with our operations and our industry.  Although we maintain key man life insurance on Mr. Boggs and we have an employment agreement with him, our customer and marketing relationships would likely be impaired and our business would likely suffer if we lost the services of Mr. Boggs, or of any other executive officer or key employee, for any reason.

We may be unable to attract, hire, or retain enough qualified sales and marketing personnel.

          If we are unable to implement our growth plans and strategies, our business, operating results and financial condition could be adversely affected.  An important part of our sales strategy is to attract, hire and retain qualified sales and marketing personnel to maintain and expand our marketing capabilities.  Because competition for experienced sales and marketing personnel is intense, we cannot be certain that we will be able to attract and retain enough qualified sales and marketing personnel or that those we do hire will be able to generate new business at the rate we currently expect.  If we are unable to hire and retain enough qualified sales and marketing personnel, or those we hire are not as productive as we expect, we may not be able to implement our sales plans.

The failure to execute our growth plans may affect our ability to remain a publicly traded company.

          Part of our business strategy involves growth either through the development of new products or the formation of strategic alliances.  These growth plans will require a substantial expenditure of time, money and other valuable resources.  Not only does this take resources away from our current business, but we face the risk that our strategy will not ultimately be successful.  In such event, it is possible that the continued costs associated with being a public traded company will outweigh the anticipated organic growth of our current business, which could result in our being delisted from the Nasdaq Smallcap Market or engaging in a going private transaction.

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

          As stated elsewhere in this report, we have acquired several new products to offer to our customer base.  Although we believe that markets and customers exist for this expansion, there can be no assurances that we can successfully sell these products at a rate sufficient for us to recover our investment.

We may be unable to compete in the financial services market.

          The market for community-minded financial institutions and small business financial services is highly competitive.  We face primary competition from a number of companies that offer to financial institutions products similar to our own, and many of these competitors are much larger and have many more resources than we do.

          We also compete with financial institutions that use their internal information technology departments to develop proprietary systems or purchase software from third parties to offer similar services.  In addition, we compete with traditional sources of financial services to small businesses such as lines of credit, amortizing loans and factoring.  Many financial institutions and other traditional providers of financing are much larger and more established than we are, have significantly greater resources, generate more revenues and have greater name recognition.  We cannot be certain our competitors will not develop products and services comparable or superior to those that we have developed or adapt more quickly to new technologies, evolving industry trends or changing small business requirements.

          In addition, as we expand our service offerings, we may begin competing with companies with whom we have not previously competed.  Increased competition may result in price reductions, lower profit margins and loss of our market share, any of which could have a material adverse effect on our business, operating results and financial condition.

We may be unable to protect our proprietary technology adequately.

          Our success and ability to compete are dependent largely upon our proprietary technology.  Third party claims against our proprietary technology could negatively affect our business.  We cannot be certain that we have taken adequate steps to deter misappropriation or independent development of our technology by others.  In addition, we cannot be certain that third parties will not assert infringement claims in the future or, if infringement claims are asserted, that such claims will be resolved in our favor.  Although we are not currently subject to any dispute either protecting our proprietary technology or asserting a third party claim against our proprietary technology, any infringement claims resolved against us could have a material adverse effect on our business, operating results and financial condition.

The failure of our network infrastructure and equipment would have a material effect on our business.

          Failure of our network infrastructure and equipment, on which our business depends, as well as the occurrence of significant human error, a natural disaster or other unanticipated problems, could halt our services, damage network equipment and result in substantial expense to repair or replace damaged equipment.  In addition, the failure of our telecommunications providers to supply the necessary services could also interrupt our business, in particular, the application hosting and transaction processing services we offer to our client financial institutions via secure Internet connections.  The inability to supply these services to our customers could negatively affect our business, operating results and financial condition and may also harm our reputation.

We rely on the technological infrastructure of our client financial institutions and their individual customers.

          The success of the products and services we offer depends, to a degree, on the technological infrastructure and equipment of our client financial institutions and their small business customers.  We provide application hosting and transaction processing services to our clients that require some level of integration with the client’s technological infrastructure.  Proper technical integration between our clients and us is critical to our being able to provide the services we have agreed to provide.  A failure of a client’s infrastructure for any reason could negatively affect our business, financial condition and results.

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

          Small business customers from time to time fraudulently submit artificial receivables to our clients using our products and services.  In addition, customers from time to time keep cash payments that are mistakenly remitted to the small business when those payments should actually be remitted directly to the clients.  Our clients are also susceptible to uncollectible accounts from small business customers.  Many of our clients purchase insurance through us to insure against these risks.  If the number and amount of fraudulent or bad debt claims increase, our clients may decide to reduce or terminate their use of our products and services, reducing our ability to attract and retain revenue producing clients.  Further, our insurance carrier providing coverage for the insurance products may increase rates or cancel coverage, reducing our ability to produce that revenue and reducing our margins on that business.

Errors and omissions by our employees at our service center and any problems with systems or software may expose us to claims and loss of business.

          We currently conduct core processing services for some of our financial institution clients and expect to grow this part of our business in the future.  Acting as a processor for clients may expose us to claims about the quality of those services.  Our employees may make errors, or technical or other events beyond our control may occur.  These errors or events may adversely affect our business and financial results.

Access to capital for growth and new product introduction or acquisitions may not be available.

          A significant part of our growth plans rest on the development of new products, strategic acquisitions and the formation of strategic alliances for our primary products.  To execute the plans as we intend, we will need additional capital.  Market conditions at the time we need this capital may preclude access to new capital of any kind or to capital on terms acceptable to us.  Any of these developments could significantly hinder our ability to add new products or services.

We are subject to government and private regulation, and an increase in regulatory requirements or tax burdens could adversely affect our business.

          Various federal and state regulatory agencies examine our data processing operations from time to time.  These agencies can make findings or recommendations regarding various aspects of our operations, and we generally must follow those recommendations to continue our data processing operations.  If we fail to comply with these regulations, our operations and processing revenues could be negatively affected.  In addition, our business is subject to review by these regulatory agencies.  If we do not conduct our business in compliance with applicable regulatory standards, our business and operations could be adversely affected.

If our processing center or communications network suffers a systems failure or interruption, we may face customer service issues and be liable for damage suffered by our customers.

          Our operations depend on our ability to protect our processing center, network infrastructure and equipment.  Damage to our systems or equipment, or those of third parties that we use, may be caused by natural disasters, human error, power and telecommunications failures, intentional acts of vandalism and similar events.  Although we do have an off-site back-up server, we have only one processing center.  Interruption in our processing or communications services could delay transfers of our customers’ data, or damage or destroy the data.  Any of these occurrences could result in lawsuits or loss of customers and may also harm our reputation.

If our products and services contain errors, we may lose customers and revenues and be subject to claims for damages.

          Our new products and services, and enhancements to our existing products and services, may have undetected errors or failures, or could fail to achieve market acceptance, despite testing by our current and potential customers and by us.  If we discover errors after we have introduced a new or updated product to the marketplace, we could experience, among other things:

•	delayed or lost revenues while we correct the errors;

•	a loss of customers or delay in market acceptance; and

•	additional and unexpected expenses to fund further product development.

          Our agreements with our customers generally contain provisions designed to limit our exposure to potential product liability claims, such as disclaimers of warranties and limitations on liability for special, consequential and incidental damages.  These provisions may not be effective because of existing or future federal, state or local laws or ordinances, or unfavorable judicial decisions.  If our products and services fail to function properly, we could be subject to product liability claims, which could result in increased litigation expense, damage awards and harm to our business reputation.

Technological changes may reduce the demand for our products and services or render them obsolete.

          The introduction of new technologies and financial products and services can render existing technology products and services obsolete.  We expect other vendors to introduce new products and services, as well as enhancements to their existing products and services, that will compete with our current products and services.  To be successful, we must anticipate evolving industry trends, continue to apply advances in technology, enhance our existing products and services and develop or acquire new products and services to meet the demands of our customers.  We may not be successful in developing, acquiring or marketing new or enhanced products or services that respond to technological change or evolving customer needs.  We may also incur substantial costs in developing and employing new technologies.  If we fail to adapt to changes in technologies, we could lose customers and revenues, and fail to attract new customers or otherwise realize the benefits of costs we incur.

Risks Related to Our Industry

We are not diversified and depend on a single industry.

          Our financial institution products and services are used almost exclusively by financial institutions, primarily community financial institutions.  As a result, we are subject to the risks of providing services for a single industry.  Due to our dependence upon the banking industry, any events that adversely affect the industry in general and community financial institutions in particular, such as changed or expanded financial institution regulations, could adversely affect us and our operations.  A downturn in this industry would have a substantial negative impact on our business and operations.

Financial institutions are subject to industry consolidation, and we may lose customers with little notice.

          The financial institution industry is prone to consolidations that result from mergers and acquisitions.  Other financial institutions that do not use our products and services may acquire our existing customers and then convert them to competing products and services.  Most of our contracts provide for a charge to the customer for early termination of the contract without cause, but these charges are insufficient to replace the recurring revenues that we would have received if the financial institution had continued as a customer.

The banking industry is highly regulated, and changes in banking regulations could negatively affect our business.

          Our financial institution customers are subject to the supervision of several state and federal government regulatory agencies.  Regulation of financial institutions, especially with respect to receivable services such as BusinessManager, can indirectly affect our business.  The use of our products by financial institutions is currently in compliance with or is not subject to banking regulations.  These regulatory agencies, however, could change or impose new regulations on financial institutions, including modifying the financial institutions’ ability to offer products and services similar to ours to their small business customers.  These new regulations, if any, could prevent or lessen the use of our services by financial institutions.

Risks of Owning Our Stock

Lightyear owns a majority of the company’s stock and therefore effectively controls the company’s management and policies.

          Lightyear, through its holdings of our Series A and Series C Preferred Stock, and warrants convertible into common stock, beneficially owns, in the aggregate, approximately 50% of the our common stock.  As a result of Lightyear’s investment in us, we have agreed to use our best efforts to cause four Lightyear nominees to serve on our board of directors, which is composed of seven directors.  Four Lightyear nominees are currently serving on our board.  In addition, we are required to obtain the approval of holders of the Series A Preferred Stock before taking certain actions.  The holder of the Series A Preferred Stock has certain pre-emptive rights to participate in future equity financings.  In view of its large percentage of ownership and its rights as the holder of the Series A Preferred Stock, Lightyear effectively controls our management and policies, such as the appointment of new management and the approval of any other action requiring the approval of the shareholders, including any amendments to our charter, a sale of all or substantially all of our assets or a merger.  In addition, Lightyear has registration rights with respect to the shares of our common stock that it beneficially owns.  Any decision by Lightyear to exercise such registration rights and to sell a significant amount of its shares in the public market could have an adverse effect on the price of our common stock.

We may not be able to use the tax benefit from our operating losses.

          At December 31, 2005, we had available federal net operating losses, or NOLs, of approximately $40.8 million that will expire beginning in 2011 if not used.  We acquired approximately $37.6 million of these NOLs in connection with our 2001 merger with Towne Services, Inc.  Section 382 of the Internal Revenue Code limits the amount of NOLs available to us in any given year.  This limitation permits us to realize only a small portion of the potential tax benefit of the NOLs each year.  We estimate that we will be able to realize approximately $5.2 million of the Towne Services NOLs, which we recorded as a $1.9 million deferred tax asset at December 31, 2005.  We may be unable to use all of these NOLs before they expire.

Our charter, bylaws and Tennessee law contain provisions that could discourage a takeover.

          Our charter, bylaws and Tennessee law contain provisions that could make it more difficult for a third party to obtain control of us.  For example, our charter provides for a staggered board of directors, restricts the ability of shareholders to call a special meeting and prohibits shareholder action by written consent.  Our bylaws allow the board to expand its size and fill any vacancies without shareholder approval.  In addition, the Tennessee Business Corporation Act contains the Tennessee Business Combination Act and the Tennessee Greenmail Act, which impose restrictions on shareholder actions.

Future sales of shares of our common stock will dilute the ownership of our current investors and may negatively affect our stock price.

          To carry out our growth strategies, we plan to acquire other businesses and products using a combination of our stock and cash, and we may also sell additional shares of our stock to raise money for expanding our operations.  The issuance of shares of our common stock in either case could dilute the ownership interest of current investors.  If our shareholders sell substantial amounts of our common stock, the market price of our common stock could fall.  These sales also might make it more difficult for us to sell equity securities in the future at a time and price that we deem appropriate.

          As of March 10, 2006, 15,808,652 shares of common stock are outstanding, 19,787,879 shares of common stock are issuable to Lightyear under the warrants it holds, 6,893,119 shares of common stock can be acquired on the exercise of outstanding options, 821,574 shares of common stock are reserved for future issuance under stock option plans and up to 1,212,121 common shares could be issued as contingent consideration related to the Captiva merger.  Our issuance of additional shares of common stock on the exercise of warrants or options would also dilute the ownership interest of current investors.

Item 1B. Unresolved Staff Comments.

          None.

Item 2. Properties.

          In March 2000, we signed a ten-year lease for approximately 45,000 square feet of office space in a building in Brentwood, Tennessee. This leased space houses our headquarters, processing, insurance and other staff offices.

          We also lease approximately 14,000 square feet of office space in a building in Atlanta, Georgia. This leased space has a three year term and houses a portion of our executive management and will house an item processing and imaging center scheduled to be built out during 2006.

          Our retail forecasting services group is based in Riverside, California where we lease 6,100 square feet of office space.  The term for this space expires January 31, 2008.

          We also lease approximately 7,500 square feet of office space in Denver, Colorado for our core and item processing services group.  This lease expires July 31, 2007.

          Through our acquisition of Goldleaf in 2006, we lease approximately 12,000 square feet of office space in a building in Brentwood, Tennessee. This lease has approximately four years remaining and houses the Goldleaf operations staff.

Item 3. Legal Proceedings.

          We are not currently a party to, and none of our material properties is currently subject to, any material litigation other than routine litigation incidental to our business.

Item 4. Submission of Matters to a Vote of Security Holders.

We held a special meeting of the shareholders on December 9, 2005. The meeting was held to vote on four matters before the shareholders:
(1)	approval of the Captiva Solutions, LLC merger,
(2)	approval of the issuance to Lightyear of warrants to purchase up to 5,303,030 shares of our common stock in the event that we borrow money from Lightyear.
(3)

approval of the payment-in-kind to Lightyear of 1,894 shares of our Series A preferred stock and warrants to purchase 1,515,200 shares of our common stock at $1.32 per share in lieu of cash dividends payable during calendar year 2006 on the Series A preferred stock held by Lightyear, and

(4)	approval of the Private Business, Inc. 2005 Long-Term Equity Incentive Plan.

          Each proposal received the necessary votes to constitute shareholder approval of the matter. The results of the voting were as follows:

	Votes For	Votes Withhold	Abstentions	Broker Non-Votes

Proposal 1 – Captiva Merger	23,099,156	241,608	42,382	—
Proposal 2 – Lightyear Warrants	22,930,113	404,965	48,068	—
Proposal 3 – Payment-in-Kind of Series A Dividends	23,064,693	270,385	48,068	—
Proposal 4 – 2005 Long-Term Equity Incentive Plan	23,054,054	313,491	15,601	—

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

          Our common stock is currently traded on The Nasdaq SmallCap Market under the designation “PBIZ”. As of February 28, 2006, there were approximately 2,563 shareholders of record. The closing price on March 10, 2006 was $1.72. The following table sets forth representative bid quotations of the common stock for each quarter of 2005 and 2004 as provided by NASDAQ. The following bid quotations reflect interdealer prices without retail mark-ups, markdowns, or commissions, and may not necessarily represent actual transactions.

	BID QUOTATIONS

For the year ended December 31, 2004	HIGH	LOW

First Quarter	$1.88	$1.02
Second Quarter	$2.75	$1.48
Third Quarter	$2.44	$1.65
Fourth Quarter	$2.38	$1.51

For the year ended December 31, 2005	HIGH	LOW

First Quarter	$2.42	$1.94
Second Quarter	$2.15	$1.31
Third Quarter	$2.05	$1.23
Fourth Quarter	$1.39	$0.61

          We did not declare or pay any cash dividends on our common stock in 2004 and 2005. As a result of our January 2004 transaction with Lightyear in Note 3 to our audited consolidated financial statements included in this report, we declared and paid dividends on both our Series A and Series B preferred shares on a quarterly basis in 2005 and 2004. The dividends totaled $2.1 and $2.8 million. Under the terms of the Bank of America credit facility described more fully elsewhere in this report, we are prohibited from declaring and paying cash dividends on the Series A, Series B and Series C preferred shares during the term of the facility. The Series A shareholder, Lightyear, has agreed to payments-in-kind (“PIK”) in lieu of cash dividends for a period of one year.

Item 6. Selected Financial Data.

          The following selected financial data is derived from our audited consolidated financial statements and should be read in conjunction with those financial statements, including the related notes thereto. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” All earnings per share amounts have been adjusted for the 1-for-3 reverse stock split that occurred in August 2001 in conjunction with the Towne merger.

	YEAR ENDED DECEMBER 31,

(in thousands, except per share data)	2005	2004	2003	2002	2001

Statement of Income Data:
Revenues	$38,351	$39,649	$43,157	$54,545	$55,760

Operating income	$4,075	$2,834	$4,440	$6,868	$3,005

Income (loss) from operations before income taxes	$3,694	$2,632	$2,948	$5,070	$(339)
Income tax provision (benefit)	1,359	62	1,150	1,977	(132)

Net income (loss)	2,335	2,570	1,798	3,093	(207)
Preferred stock dividends and accretion	(2,160)	(2,056)	(160)	(160)	(63)

Net income (loss) available to common stockholders	$175	$514	$1,638	$2,933	$(270)

Earnings (loss) per diluted common share	$0.01	$0.04	$0.12	$0.20	$(0.02)

Balance Sheet Data (at Year-end):
Cash and cash equivalents	$187	$7	$1,586	$1,146	$2,648
Working capital (deficit)	2,249	(158)	(2,045)	(3,351)	(3,325)
Total assets	36,557	21,371	27,085	33,301	41,627
Long-term debt, net of current portion	8,509	1,776	20,227	23,190	31,109
Total stockholders’ equity (deficit)	16,853	13,396	(4,368)	(5,875)	(9,191)

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

          You should read the following section in conjunction with our audited consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

Overview

          We are a leading provider of a full suite of technology based products and services that help financial institutions remain competitive. Our products and services help financial institutions increase the efficiency of their operations, improve their competitive position in the marketplace, and boost their bottom-line profitability, while satisfying regulatory requirements. We are committed to the needs and interests of financial institutions and strive to upgrade, enhance or acquire complementary products and services to ensure that our customers receive the latest technology. By taking advantage of our technology and operating solutions which include core data, and image processing, accounts receivable financing, leasing, ACH, remote deposit, teller and inventory management solutions, our customers can improve their operating efficiencies without allocating the expenses and resources necessary to develop or maintain similar systems themselves. Our customers get the benefit of our products and services without having to maintain personnel to develop, update and run these systems and without having to make large up-front capital expenditures to implement these advanced technologies.

          On January 23, 2006, we executed an Amended and Restated Credit Facility with Bank of America. The Amended and Restated Facility has a total borrowing capacity of $18.0 million, consisting of two term loans totaling $16.0 million and a revolving credit line of $2.0 million. The proceeds from this facility were drawn down on January 31, 2006 to fund the acquisition of Goldleaf discussed above. As of March 10, 2006, $17.6 million was drawn against the facility. The $10.0 million Term A note has scheduled principal repayments of $250,000 for the quarters ended March 31 and June 30, 2006, $500,000 for the quarters ended September 30 and December 31, 2006 and $750,000 per quarter thereafter until maturity on January 23, 2008. The $6.0 million Term B note is guaranteed by The Lightyear Fund, L.P. and matures on July 23, 2006. The facility is more fully described in the Liquidity and Capital Resources section below.

Critical Accounting Policies

          Management’s Discussion and Analysis of Financial Condition and Results of Operations are based upon our consolidated financial statements.  The preparation of these consolidated financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the dates of the financial statements, and the reported amounts of revenues and expenses during the reporting periods.  On an on-going basis, management evaluates its critical accounting policies and estimates.

          A “critical accounting policy” is one that is both important to the understanding of the company’s financial condition and results of operations and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.  Management believes the following accounting policies fit this definition:

          Revenue Recognition. We generate revenue from six main sources:

•	participation fees and insurance brokerage fees earned on client financial institution purchases of small business accounts receivable,
•	software license fees from new client financial institutions.
•	retail planning services,
•	core data processing and image processing,
•	maintenance fees and other revenues, comprised primarily of fees received for insurance brokerage services, paper-based form sales, software maintenance, medical, and processing services, and
•	leasing revenues

          There are two types of participation fees. The first type is earned upon the client financial institution’s initial purchase of a small business’ accounts receivable during the first 30 days on our program. The second type is an ongoing participation fee earned from subsequent period purchases. Both types of fees are based on a percentage of the receivables that a client financial institution purchases from its small business customers during each month. The second type of fee is a smaller percentage of the ongoing receivables purchased. Participation fees are recognized as earned, which is based upon the transaction dates of financial institution purchases from its small business customers.

          Software license fees for BusinessManager consist of two components: the license fee and customer training and support fee. These are one-time fees that we receive upon the initial licensing of our BusinessManager program to a community financial institution. Our license agreements are executed with terms ranging from three to five years and are renewable for subsequent terms. Some agreements contain performance or deferred payment terms that must be met in order for us to receive payment and recognize revenue. We recognize revenues from the license fee once we have met the terms of the customer agreement. The customer training and support fee are recognized ratably over a four-month service period subsequent to the activation of the license agreement. Revenue recognition rules for up-front fees are complex and require interpretation and judgment on the part of management.  Management completed a thorough analysis of 2003 and 2004 new customer licenses and concluded that all services related to the up-front fees were completed in approximately four months. As such, effective January 1, 2005, we changed the estimated service period for recognition of the up-front license fee from a twelve month to a four month revenue recognition period. We believe that this practice most accurately portrays the economic reality of the transactions. Software license fees also include the sale and delivery of application software systems contracted with us by the customer. We license our proprietary software products under standard license agreements that typically provide the customer with a non-exclusive, non-transferable right to use the software on a single computer and for a single financial institution location.  The customer also pays an annual maintenance fee to have the right to continue using the software and to receive updates from us as we make them available.

          Additionally, since 1995, we have brokered, through our Private Business Insurance subsidiary, credit and fraud insurance products from a national insurance company. We earn fees based on a percentage of the premium that is paid to the insurance company. These commission revenues are recognized at the time receivable fundings covered by credit and fraud insurance policies are purchased by our financial institution customers.

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

          Core data processing and image processing services are primarily offered on an outsourced basis through our service bureau but are also offered through licenses for use by the institution on an in-house basis.  Support and services fees are generated from implementation services contracted with us by the customer, ongoing support services to assist the customer in operating the systems and to enhance and update the software, and from providing outsourced data processing services.  Outsourcing services are performed through our data and item centers. Revenues from outsourced item and data processing are derived from monthly usage fees typically under multi-year contracts with our customers.

          As a result of the KVI Capital, Inc. (“KVI”) acquisition, we are an equipment lessor. As such, we account for our leasing business in accordance with SFAS No. 13, Accounting for Leases. SFAS No. 13 requires us to evaluate each lease transaction and determine whether it qualifies as a sales-type, direct financing, leveraged, or operating lease. Our leases fall into two of those catagories: direct financing and operating leases.

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

          For leases classified as operating leases, the leased asset is recorded at cost and depreciated by us. Lease payments are recorded as rent income during the period earned.

          Maintenance fees and other revenues include several ancillary products and services we provide to client financial institutions. Annual software maintenance fees are generated from our client financial institutions starting on the first anniversary date of the BusinessManager license agreement and annually thereafter. These revenues are recognized ratably over a twelve-month period beginning on the first anniversary date of the agreement. We also provide a standard set of forms that client financial institutions may purchase and use in the normal course of administering the BusinessManager program. Revenues related to these forms are recognized in the period that they are shipped to the client financial institution. We also have some industry-focused applications for the medical and dental markets. Monthly transaction processing fees include charges for electronic processing, statement rendering and mailing, settling payments, recording account changes and new accounts, leasing and selling point of sale terminals, telephone and software support services, rental fees and collecting debts.

          Software Development Costs. Software development costs incurred in the research and development of new software products and enhancements to existing software products to be sold or marketed are expensed as incurred until technological feasibility has been established. After such time, any additional costs are capitalized in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed. Also, we capitalize the cost of internally used software when application development begins in accordance with AICPA SOP No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. This is generally defined as the point when research and development has been completed, the project feasibility established, and management has approved a development plan.  Many of the costs capitalized for internally used software are related to upgrades or enhancements of existing systems.  These costs are only capitalized if the development costs will result in specific additional functionality of the existing system, and are capitalized at the point that application development begins. Capitalized software development costs are amortized on a straight-line basis over their useful lives, generally three years. The key assumptions and estimates that must be made relative to this accounting policy center around determining when technological feasibility has been achieved and whether the project being undertaken is one that will be marketable or enhance the marketability of an existing product for externally marketed software and whether the project will result in additional functionality for internal use software projects.  Management consults monthly with all project managers to ensure that the scope and expected results of each project are understood by management in order to make a judgment on whether it meets the requirements outlined in the authoritative accounting literature.

          Income Taxes. Income taxes are accounted for in accordance with SFAS No. 109, Accounting for Income Taxes. SFAS No. 109 requires the asset and liability method, meaning that deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the fiscal years in which those temporary differences are expected to be recovered or settled. We evaluate our ability to realize the deferred tax assets based on an assessment of the likelihood that we will have sufficient taxable income in future years to realize the recorded deferred tax assets.  Deferred taxes for us primarily relate to net operating loss carryforwards (“NOLs”), which require considerable judgment as to the ultimate realizability. For us, this judgment relies largely on the fact that we expect to have sufficient taxable income in future years that will allow for full utilization of the NOLs recorded by us. The other key assumption impacting the amount of NOLs recorded by us as a deferred tax asset is the estimated restrictions in usage due to Section 382 of the Internal Revenue Service tax code. Section 382 is very complex requiring significant expertise and professional judgment in order to properly evaluate its effect on our usable NOLs. We use an independent public accounting firm to assist with this evaluation and believe that the limitations required by Section 382 have been appropriately considered in arriving at our deferred tax asset for NOLs.

          Fair value of assets acquired and liabilities assumed in business combinations.  Our business combinations require us to estimate the fair value of the assets acquired and liabilities assumed in accordance with SFAS No. 141.  In general, we determine the fair values based upon information supplied by the management of the acquired entities (substantiated by us) and valuations by independent third party appraisal experts.  The valuations have been based primarily upon future cash flow projections for the acquired assets, discounted to present value using a risk-adjusted discount rate.  In connection with our acquisitions, we have recorded a significant amount of intangible assets.  These assets are being amortized over the expected economic lives of the assets, generally ranging from three to ten years.  We are required to evaluate the remaining useful lives of our intangible assets that are being amortized each reporting period to determine whether events and circumstances warrant a revision to the remaining period of amortization.  We are also required to test the carrying amount of these assets for recoverability whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.  We performed an annual impairment test for goodwill as of December 31, 2005.  The annual impairment analysis resulted in no indication of impairment and therefore no write-offs of goodwill were recorded in 2005.

Results of Operations

          The following table sets forth, for the periods indicated, the percentage relationship of the identified consolidated statement of operations items to total revenues.

	Year Ended December 31,

	2005	2004	2003

Revenues:
Participation fees	60.1%	63.8%	64.7%
Software license	0.9	0.6	0.6
Retail planning services	22.6	22.7	21.1
Insurance brokerage fees	6.4	6.5	6.6
Maintenance and other	10.0	6.4	7.0

Total revenues	100.0	100.0	100.0
Operating expenses:
General and administrative	38.5	40.9	44.5
Selling and marketing	47.8	44.5	39.4
Research and development	0.6	0.9	0.9
Amortization	2.5	2.9	4.2
Other operating	0.0	3.7	0.7

Total operating expenses	89.4	92.9	89.7

Operating income	10.6	7.1	10.3
Interest expense, net	(1.0)	(1.2)	(3.5)
Other income	0.0	0.7	0.0

Income before income taxes	9.6	6.6	6.8
Income tax provision	3.4	0.2	2.7

Net income	6.2%	6.4%	4.1%

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

          Participation fees. Participation fees decreased $2.2 million, or 8.8%, to $23.1 million for the year ended December 31, 2005, compared to $25.3 million for the year ended December 31, 2004. The decrease was primarily due to a decline in the total funding through our BusinessManager program. Total receivables funded through BusinessManager declined to $3.82 billion in 2005 compared to $4.03 billion in 2004. This decreased funding was primarily the result of fewer merchants funding through our BusinessManager program during 2005 as compared to 2004. The decline is a result of merchants leaving the program faster than they are being replenished through new sales.  Merchant attrition rates are stable; however, new merchant sales were lower than necessary in order to increase total participation fees.  As a percentage of total revenue, participation fees decreased to 60.1% for the year ended December 31, 2005, from 63.8% for the year earlier period.

          Software license. Software license fees increased 50.4% to $343,000 for the year ended December 31, 2005, compared to $228,000 for the year ended December 31, 2004. The increase was primarily due to the change in accounting estimate, resulting in faster revenue recognition in 2005 than in previous years. Total new licensed financial institutions decreased in 2005 compared to 2004.  Due to the revenue recognition deferral policies in place for new license agreements discussed elsewhere in this report, however, license fee revenues actually increased.  Software license fees accounted for 0.9% and 0.6% of total revenues for the years ended December 31, 2005 and 2004, respectively.

          Retail planning services. Retail planning services revenue decreased to $8.7 million for 2005 as compared to $9.0 million for 2004.  The decrease of $325,000, or 3.6%, from 2004 is a result of a decline in point of sale customer support revenues from $806,000 in 2004 to $704,000 in 2005 as well as a decline in monthly forecast service fees of $227,000. The decline in monthly forecast service fees is due to a decrease in the number of forecast clients.  Point of sale customers support revenue declined due to the fact that the point of sale system support services offered relate to a point of sales system that is no longer being marketed, upgraded and sold. As a result, some existing point of sale support customers purchased new point of sale systems from other vendors and moved their support services elsewhere. As a percentage of total revenues, retail planning services accounted for 22.6% during 2005 compared to 22.7% in 2004.

          Insurance brokerage fees.  Insurance brokerage fees decreased $149,000 to $2.4 million for the year ended December 31, 2005, compared to $2.6 million for the year ended December 31, 2004. This decrease is a result of the lower total receivables funding volume discussed above.  Insurance brokerage fees accounted for 6.4% and 6.5% of total revenues for the years ended December 31, 2005 and 2004, respectively.

          Maintenance and other. Maintenance and other revenue increased approximately $1.3 million, or 50.6%, to $3.8 million for the year ended December 31, 2005, compared to $2.5 million for the year ended December 31, 2004. The increase is due to several items including the acquisitions of KVI Capital and Captiva, as well as the launch of a new product called Free Checking, and finally, organized growth in our lending network revenues. The leasing business (i.e., KVI Capital) contributed $539,000 of revenue in 2005, while our core processing business (i.e., Captiva) contributed $139,000 of revenue in 2005. The new Free Checking product revenues totaled approximately $390,000 and the growth in our lending network revenues totaled $64,000. Additionally, we launched another new product, MedCash Manager, in early 2005, which contributed $205,000 of revenues. As a percentage of total revenues, maintenance and other revenue increased to 10.0% for the year ended December 31, 2005 from 6.4% for the year ended December 31, 2004.

          Total revenues. As a result of the foregoing revenue categories, total revenues decreased 3.3% to $38.4 million for the year ended December 31, 2005, compared to $39.6 million for the year ended December 31, 2004.

          General and administrative. General and administrative expenses decreased 9.1% to $14.7 million for the year ended December 31, 2005, compared to $16.2 million for the year ended December 31, 2004. General and administrative expenses include the cost of our executive, finance, human resources, information services, support services, administrative functions and general operations. The decrease was due to a $655,000 decrease in depreciation expense to $1.0 million in 2005 as compared to $1.7 million in 2004.  This is due to lower capital spending over the last two years.  Also contributing to the decrease was a decline in salary and benefits expense of $586,000 due to a decrease in the number of general and administrative personnel during 2005 as compared to 2004. As a percentage of total revenues, general and administrative expenses decreased to 38.5% for the year ended December 31, 2005 compared to 40.9% for the year ended December 31, 2004.

          Selling and marketing. Selling and marketing expenses increased 4.1% to $18.3 million for the year ended December 31, 2005, compared to $17.6 million for the year ended December 31, 2004. Selling and marketing expenses include cost of wages and commissions paid to our dedicated business development, financial institution and retail planning sales force, travel costs of the dedicated sales force, recruiting for new sales and marketing personnel and marketing fees associated with direct and telemarketing programs. Selling and marketing expenses also include the cost of processing fees paid to third parties related to the delivery of certain product services. The increase was primarily due to an increase in cost of goods sold, primarily relating to the Free Checking and MedCash Manager products. Cost of goods sold increased by a total of $836,000 from $842,000 in 2004 to $1.7 million in 2005. Sales salaries and benefits also increased by $539,000 and financial institution and convention costs increased by $126,000. These increases were partially offset by decreases in commission expense of $431,000 and recruiting fees of $249,000.  As a percentage of total revenues, selling and marketing expenses increased to 47.8% for the year ended December 31, 2005, compared to 44.5% for the year ended December 31, 2004.

          Research and development. Research and development expenses decreased 40.1% to $221,000 for the year ended December 31, 2005, compared to $369,000 for the previous year ended December 31, 2004. These costs include the non-capitalizable direct costs associated with developing new versions of the BusinessManager software, as well as, other software development projects that do not meet the capitalization rules. The decrease was primarily due to an increased percentage of total development staff being capitalized during 2005. As a percentage of total revenues, research and development expenses decreased to 0.6% for the year ended December 31, 2005 compared to 0.9% for 2004.

          Amortization. Amortization expenses decreased 15.4% to approximately $968,000 for the year ended December 31, 2005, compared to approximately $1.1 million for the previous year. These expenses include the cost of amortizing intangible assets, including trademarks and software development costs, as well as identified intangibles recorded from the Towne Services merger and acquisitions of KVI Capital and Captiva Solutions.  The decrease is primarily the result of lower software development amortization.

          Other operating (income) expenses, net. Other operating (income) expenses decreased significantly to operating income of $4,000 for the year ended December 31, 2005 from approximately $1.5 million of expenses for 2004.  Other operating expenses include property tax and other miscellaneous costs associated with providing support and services to our client financial institutions. The decrease in 2005 is due to the 2004 Capital Event transaction discussed in Note 3 to the audited consolidated financial statements included in this report..  The 2004 Capital Event transaction resulted in two significant unusual items:  a $780,000 charge for the write-off of deferred financing costs associated with the 1998 Fleet credit facility, and a $896,000 charge related to the purchase of a tail directors and officers insurance policy that was required to be expensed immediately.  Partially offsetting these two unusual Capital Event items is a reduction in expense of approximately $400,000 due to the favorable conclusion of several state sales tax contingency matters.

          Operating income. As a result of the above factors, our operating income increased 43.7% to $4.1 million for the year ended December 31, 2005, compared to $2.8 million for the previous year.

          Interest expense, net.  Interest expense, net decreased $87,000 to $381,000 for the year ended December 31, 2005, compared to $468,000 in 2004.  The decrease was primarily due to the reduction of our outstanding debt.  Our average debt balance for 2005 was approximately $3.1 million compared to $6.9 million in 2004.

          Other income.  For the year ended December 31, 2004, we received proceeds totaling $266,000 relating to notes receivable from former officers of one of our subsidiaries. These notes had previously been written off as uncollectible; therefore, their collection resulted in this gain.

          Income tax provision.  The income tax provision for 2005 was approximately $1.4 million as compared to $62,000 for the year ended December 31, 2004.  During September 2004, we recorded a tax benefit of $972,000 relating to an income tax contingent liability for which the statute of limitations expired in September 2004.  As a result, the effective tax rate for the year ended December 31, 2004 was 2.3%.  We expect our effective tax rate to be approximately 39.0% in future periods.

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

          Participation fees. Participation fees decreased $2.6 million, or 9.4%, to $25.3 million for the year ended December 31, 2004, compared to $27.9 million for the year ended December 31, 2003. The decrease was primarily due to a decrease in the total funding through our BusinessManager program. Total receivables funded through BusinessManager declined to $4.03 billion in 2004 compared to $4.44 billion in 2003. This decreased funding was primarily the result of fewer merchants funding through our BusinessManager program during 2004 as compared to 2003. The decline is a result of merchants leaving the program faster than they are being replenished through new sales.  Merchant attrition rates are stable, however new merchant sales were sluggish, which is why we invested heavily in our sales force during 2004.  As a percentage of total revenue, participation fees decreased to 63.8% for the year ended December 31, 2004, from 64.7% for the year earlier period.

          Software license. Software license fees decreased 15.2% to $228,000 for the year ended December 31, 2004, compared to $269,000 for the year ended December 31, 2003. The decrease was primarily due to the slow pace of new licenses sold in the first quarter of 2004.  Although total new licensed banks increased in 2004 compared to 2003, more of the new agreements were signed in the second half of 2004.  Due to the revenue recognition deferral policies in place for new license agreements discussed elsewhere in this report, however, the fact that more of the licenses were signed in late 2004 resulted in the decrease in license fees for 2004.  Software license fees accounted for 0.6% of total revenues for the two years ended December 31, 2004.

          Retail planning services. Retail planning services revenue decreased to $9.0 million for 2004 as compared to $9.1 million in 2003.  The decline of $121,000, or 1.3%, from 2003 is a result of a decline in point of sale customer support revenues from $933,000 in 2003 to $806,000 in 2004.  This is due to the fact that the point of sale system support services offered relate to a point of sales system that is no longer being marketed, upgraded and sold. As a result, some existing point of sale support customers purchased new point of sale systems and moved their support services elsewhere. As a percentage of total revenues, retail planning services accounted for 22.7% during 2004 compared to 21.1% in 2003.

          Insurance brokerage fees.  Insurance brokerage fees decreased $244,000 to $2.6 million for the year ended December 31, 2004, compared to $2.8 million for the year ended December 31, 2003. This decrease is a result of the lower total receivables funding volume discussed above.  Insurance brokerage fees accounted for 6.5% and 6.6% of total revenues for the years ended December 31, 2004 and 2003, respectively.

          Maintenance and other. Maintenance and other revenues decreased approximately $469,000, or 15.6%, to $2.5 million for the year ended December 31, 2004, compared to $3.0 million for the year ended December 31, 2003. Other revenue in 2003 includes two unusual revenue items: a gain of $427,000 resulting from the sale of our bank insurance division in June 2003 and a $250,000 gain resulting from a favorable legal settlement. Excluding these two items, other revenue would have been approximately $2.3 million, resulting in an increase of $208,000 from December 31,2003 to December 31, 2004. Factoring commission revenue increased approximately $204,000 to $995,000 in 2004 from $791,000 in 2003.  As a percentage of total revenues, maintenance and other revenue decreased to 6.4% for the year ended December 31, 2004, from 7.0% for the year ended December 31, 2003.

          Total revenues. As a result of the foregoing revenue categories, total revenues decreased 8.1% to $39.6 million for the year ended December 31, 2004, compared to $43.2 million for the year ended December 31, 2003.

          General and administrative. General and administrative expenses decreased 15.5% to $16.2 million for the year ended December 31, 2004, compared to $19.2 million for the year ended December 31, 2003. General and administrative expenses include the cost of our executive, finance, human resources, information services, support services, administrative functions and general operations. The decrease was due to a $1.0 million decrease in depreciation expense to $1.7 million in 2004 as compared to $2.7 million in 2003.  This is due to lower capital spending over the last two years.  Also contributing to the decrease was a decline in salary and benefits expense of $1.0 million, due to a decrease in the number of general and administrative personnel during 2004 as compared to 2003. As a percentage of total revenues, general and administrative expenses decreased to 40.9% for the year ended December 31, 2004 compared to 44.5% for the year ended December 31, 2003.

          Selling and marketing. Selling and marketing expenses increased 3.6% to $17.6 million for the year ended December 31, 2004 compared to $17.0 million for the year ended December 31, 2003. Selling and marketing expenses include cost of wages and commissions paid to our dedicated business development, bank and retail planning sales force, travel costs of the dedicated sales force, recruiting for new sales and marketing personnel and marketing fees associated with direct and telemarketing programs. The increase was primarily due to an increase in sales staff, travel expenses and recruiting costs, partially offset by a decrease in commissions expense.  As a percentage of total revenues, selling and marketing expenses increased to 44.5% for the year ended December 31, 2004 compared to 39.4% for the year ended December 31, 2003.

          Research and development. Research and development expenses decreased 8.0% to $369,000 for the year ended December 31, 2004, compared to $401,000 for the previous year ended December 31, 2003. These costs include the non-capitalizable direct costs associated with developing new versions of the BusinessManager software, as well as, other software development projects that do not meet the capitalization rules. The decrease was primarily due to fewer personnel on staff devoted to research and development activities in 2004. As a percentage of total revenues, research and development expenses remained constant at 0.9% for the years ended December 31, 2004 and 2003.

          Amortization. Amortization expenses decreased 37.1% to approximately $1.1 million for the year ended December 31, 2004, compared to approximately $1.8 million for the previous year. These expenses include the cost of amortizing intangible assets including trademarks, software development costs, and debt issuance costs related to our recapitalization in 1998 (2003 only) as well as identified intangibles recorded from the Towne Services merger. The decrease is primarily the result of decreased debt issuance cost amortization associated with our new credit facility, as well as lower software development amortization.

          Other operating expenses. Other operating expenses increased significantly to $1.5 million for the year ended December 31, 2004 from approximately $280,000 for 2003.  Other operating expenses include property tax and other miscellaneous costs associated with providing support and services to our client banks. The increase in 2004 is due to the Capital Event transaction discussed in Note 3 to the audited consolidated financial statements included in this report.  The Capital Event transaction resulted in two significant unusual items:  a $780,000 charge for the write-off of deferred financing costs associated with the 1998 Fleet credit facility, and a $896,000 charge related to the purchase of a tail directors and officers insurance policy that was required to be expensed immediately.  Partially offsetting these two unusual Capital Event items is a reduction in expense of approximately $400,000 due to the favorable conclusion of several state sales tax contingency matters.

          Operating income. As a result of the above factors, our operating income decreased 36.1% to $2.8 million for the year ended December 31, 2004, compared to $4.4 million for the previous year.

          Interest expense, net.  Interest expense, net decreased $1.0 million to $468,000 for the year ended December 31, 2004 compared to $1.5 million in 2003.  The decrease was primarily due to the reduction of our outstanding debt resulting from the Capital Event transaction.  Our average debt balance for 2004 was approximately $6.9 million compared to $26.8 million in 2003.

          Other income.  For the year ended December 31, 2004, we received proceeds totaling $266,000 relating to notes receivable from former officers of one our subsidiaries. These notes had previously been written off as uncollectible; therefore their collection resulted in this gain.

          Income tax provision.  The income tax provision for 2004 was approximately $62,000 as compared to $1.2 million for the year ended December 31, 2003.  During September 2004, we recorded a tax benefit of $972,000 relating to an income tax contingent liability for which the statute of limitations expired in September 2004.  As a result, the effective tax rate for the year ended December 31, 2004 was 2.3%.  We expect our effective tax rate to be approximately 39.0% in future periods.

Liquidity and Capital Resources

          Our primary sources of capital have historically been cash provided by operations, investment from shareholders, and amounts drawn on outstanding credit facilities. During 2005, our operating activities provided cash of $4.3 million. We used $8.3 million in our investing activities as a result of fixed asset and software development additions, as well as acquisition of KVI Capital and Captiva.  Cash provided by financing activities totaled $4.2 million for 2005.

          We entered into the Bank of America Credit Facility on January 19, 2004. The Bank of America Credit Facility was secured by a pledge of all of our assets and contains financial and non-financial covenants. The Bank of America Credit Facility included a term loan in the amount of $5.0 million and a revolving line of credit of up to $6.0 million for a total facility of up to $11.0 million. The revolving line of credit included a $1.0 million letter of credit sub-limit. As of December 31, 2005, no amount was outstanding under the Bank of America Credit Facility. On December 8, 2005, this facility was amended by converting the entire facility to a revolving line of credit and reducing the total size of the facility to $5.0 million. As of December 31, 2005, no amount was outstanding under the Bank of America Credit Facility. The Bank of America Credit Facility was slated to mature on March 8, 2006, but it was replaced by the amended and restated credit facility discussed below. We were in compliance with all restrictive financial and non-financial covenants contained in the Bank of America Credit Facility throughout 2005.

          On December 9, 2005, we issued a $10.0 million senior subordinated note to Lightyear (“Lightyear Note”) as approved by our shareholders during a special shareholders meeting on that same date. As discussed below, the Lightyear Note was converted into shares of our Series C Preferred Stock on January 23, 2006.

          On January 23, 2006, we entered into an Amended and Restated Credit Agreement with Bank of America (“Amended and Restated Credit Facility”). The Amended and Restated Credit Facility is for a total of $18.0 million, has a two year term and is secured by a pledge of all of the Company’s assets. The Amended and Restated Credit Facility total of $18.0 million consists of two-term loans totaling $16.0 million and a revolving credit line totaling $2.0 million. The $10.0 million Term A loan has a maturity date of January 23, 2008. The $6.0 million Term B loan has a maturity date of no later than July 23, 2006. The revolving credit line matures on January 23, 2008.

          The Term A loan has scheduled repayment terms as follows:

March 31 and June 30, 2006	$250,000/quarter
September 30 and December 31, 2006	$500,000/quarter
Thereafter (until maturity)	$750,000/quarter

          The Amended and Restated Credit Facility includes certain restrictive financial covenants, measured quarterly, relating to net worth, maximum annual capital expenditures, funded debt to EBITDA ratio and fixed charge coverage ratio, as defined in the agreement.  The facility also contains customary negative covenants, including but not limited to a prohibition on declaring and paying any cash dividends on any class of stock, including the Series A, Series B, and Series C preferred shares outstanding.

          In conjunction with this Amended and Restated Credit Facility, The Lightyear Fund, L.P. guaranteed the Term B loan and exchanged its senior subordinated $10.0 million note due on December 9, 2010 for 10,000 shares of our Series C preferred stock. Therefore, the senior subordinated debt discussed above was converted to Series C preferred shares on January 23, 2006.

          In the event that we are unable to repay the $6.0 million Term B loan by July 23, 2006 and Lightyear is required to repay the Term B loan on our behalf, we are obligated to issue new Series D preferred shares to Lightyear. The Series D preferred shares will carry a 10% per annum dividend rate, will have a mandatory redemption date nine months from the date of issuance, and will require the issuance of 66,045 common stock warrants with an exercise price of $0.01 per share. We will also be required to pay a closing fee equal to 3.75% of the amount repaid by The Lightyear Fund, L.P. to Bank of America.

          The Series C preferred shares issued to Lightyear have a mandatory redemption date of December 9, 2010 at $10.0 million and have a 10% annual dividend rate that increases to 12% on June 9, 2007.  The Series C preferred shares do not carry any voting rights.  Due to the mandatory redemption requirement, the Series C preferred stock will be included in the liability section of our consolidated balance sheet.

          As of December 31, 2005, we had working capital of approximately $2.2 million compared to a working capital deficit of approximately $158,000 as of December 31, 2004. The change in working capital resulted primarily from a decrease in the amount of the current portion of long-term debt by $1.7 million, as well as a decrease in accrued liabilities of $429,000 plus increases in cash of $180,000, accounts receivable and other of $189,000, deferred taxes of $300,000 and prepaid and other current assets of $287,000, partially offset by a $674,000 increase in accounts payable.  The decrease in current portion of long-term debt is a result of the Lightyear Note issuance described above, as well as the use of available cash balances to pay down on our revolving line of credit.  The decrease in accrued liabilities relates to a reduction in accrued severance expenses of $190,000.

          We believe that the existing cash available, future operating cash flows and our Amended and Restated Credit Facility will be sufficient to meet our working capital, debt service and capital expenditure requirements for the next twelve months. Furthermore, we expect to be in compliance with the financial covenants of our new credit facility throughout 2006. There can be no assurance that we will have sufficient cash flows to meet our obligations or that we will remain in compliance with the new covenants.  Non-compliance with these covenants could have a material adverse effect on our operating and financial results.

          The following is a schedule of our obligations and commitments for future payments as of December 31, 2005:

(in thousands)		Payments Due by Period

Contractual Obligations	Total	Less than 1 year	1-2 years	3-4 Years	5 years & after

Revolving Line of Credit	$—	$—	$—	$—	$—
Operating Leases	$6,607	$1,816	$1,776	$1,592	$1,423
Senior Subordinated Note Payable (subsequently converted to Series C Preferred Stock)	$10,000	$—	$—	$—	$10,000

Total Contractual Cash Obligations	$16,607	$1,816	$1,776	$1,592	$11,423

Standby Letters of Credit Commitment	$400	$400	$—	$—	$—

          We may, in the future, acquire businesses or products complementary to our business, although we cannot be certain that we will make any such acquisitions will be made. The need for cash to finance additional working capital or to make acquisitions may cause us to seek additional equity or debt financing. We cannot be certain that such financing will be available on terms acceptable to us or at all, or that our need for higher levels of working capital will not have a material adverse effect on our business, financial condition or results of operations.

Off-Balance Sheet Arrangements

          As of December 31, 2005, we do not have any off-balance sheet arrangements as defined by item 303(a) (4) of regulation S-K.

Recent Accounting Pronouncements

          In December 2004, the FASB issued SFAS No. 123 (Revised 2004) “Share-Based Payment” (“SFAS No. 123R”). SFAS No. 123R replaces SFAS No. 123 and supersedes APB Opinion No. 25. SFAS No. 123R is effective as of the beginning of the first annual reporting period that begins after December 15, 2005 and therefore we have adopted SFAS 123R effective January 1, 2006. SFAS No. 123R requires the cost of employee services received in exchange for equity instruments awarded or liabilities incurred to be recognized in the financial statements. Compensation cost will be measured using a fair-value based method over the period that the employee provides service in exchange for the award. We anticipate using the Black-Scholes option-pricing model to determine the annual compensation cost related to share-based payments under SFAS No. 123R.  SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under the current rules. This requirement will reduce net operating cash flow and reduce net financing cash outflow by offsetting and equal amounts.  As disclosed in Note 2 to of our audited consolidated financial statements included in this report, based on the current assumptions and calculations used, had we recognized compensation expense based on the fair value of awards of equity instruments, net income would have been increased by approximately $71,000 for the year ended December 31, 2005. This compensation expense is the after-tax net effect of the stock-based compensation expense determined using the fair-value based method for all awards and stock-based employee compensation included previously in reported net income under APB No. 25. SFAS No. 123R will apply to all awards granted after the effective date and to the unvested portion of existing option awards, as well as modifications, repurchases or cancellations of existing awards. The impact of the adoption of SFAS No. 123R for the year ending December 31, 2006, based upon the options outstanding as of February 28, 2006, is estimated to result in an increase in compensation expense of approximately $800,000. The actual impact of adopting SFAS No. 123R will change for the effect of potential future awards and actual option forfeitures which are not known at this time.  The impact of those future awards will vary depending on the timing, amount and valuation methods used for such awards, and our past awards are not necessarily indicative of such potential future awards.

Seasonality

          We have generally realized lower revenues and income in the first quarter and, to a lesser extent, in the second quarter of the year. We believe that this is primarily due to a general slowdown in economic activity following the fourth quarter’s holiday season and, more specifically, a decrease in purchased receivables by our client financial institutions. Therefore, we believe that period-to-period comparisons of our operating results are not necessarily meaningful and that such comparison cannot be relied upon as indicators of our future performance. Due to the relatively fixed nature of costs such as personnel, facilities and equipment costs, a revenue decline in a quarter will typically result in lower profitability for that quarter.

Inflation

          We do not believe that inflation has had a material effect on our results of operations. There can be no assurance, however, that our business will not be affected by inflation in the future.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

          We are subject to market risk from exposure to changes in interest rates based on our financing and cash management activities. Currently, our exposure relates primarily to our long-term debt obligations pursuant to the Amended and Restated Bank of America Credit Facility.

          As of December 31, 2005, we did not have any significant market risks because its outstanding debts on that date had fixed interest rates.

Item 8. Financial Statements and Supplementary Data.

          Financial statements are contained on pages F-1 through F-27 of this Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

          None.

Item 9A. Controls and Procedures.

          In an effort to ensure that the information we must disclose in our filings with the Securities and Exchange Commission is recorded, processed, summarized, and reported on a timely basis, our management, with the participation of the principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of December 31, 2005.  Based on such evaluation, such officers have concluded that, as of December 31, 2005, our disclosure controls and procedures were effective in timely alerting us to information relating to us required to be disclosed in our periodic reports filed with the SEC.  There has been no change in the our internal control over financial reporting during the quarter ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

          None.

PART III

Item 10. Directors and Executive Officers of the Registrant.

          Information concerning our directors and executive officers is incorporated by reference to the proxy statement for our 2006 annual meeting of shareholders.

Item 11. Executive Compensation.

          Executive compensation information is incorporated by reference to the proxy statement for our 2006 annual meeting of shareholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

          The equity compensation plan information and the security ownership of certain beneficial owners and management information are incorporated by reference to the proxy statement for our 2006 annual meeting of shareholders.

Item 13. Certain Relationships and Related Transactions.

          Information concerning relationships and related transactions is incorporated by reference to the proxy statement for our 2006 annual meeting of shareholders.

Item 14.  Principal Accountant Fees and Services.

          Information concerning the fees and services provided by our principal accountant is incorporated by reference to the proxy statement for our 2006 annual meeting of shareholders.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

          Financial statements and schedules of the Company and its subsidiaries required to be included in Part II, Item 8 are listed below.

Financial Statements

Reports of Independent Registered Public Accounting Firms

Consolidated Balance Sheets as of December 31, 2005 and 2004

Consolidated Statements of Income for the years ended December 31, 2005, 2004 and 2003

Consolidated Statements of Stockholders’ Equity (Deficit) for the years ended December 31, 2005, 2004 and 2003

Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004 and 2003

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Private Business, Inc.

          We have audited the accompanying consolidated balance sheet of Private Business, Inc. and subsidiaries (the “Company”) as of December 31, 2005, and the related consolidated statement of income, stockholders’ equity (deficit), and cash flows for the year ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

          We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. Private Business, Inc. and subsidiaries are not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

          In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Private Business, Inc. and subsidiaries at December 31, 2005, and the consolidated results of their operations and their cash flows for the year ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

/s/ Grant Thornton, LLP
Raleigh, North Carolina
March 9, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Private Business, Inc.

          We have audited in accordance with the standards of the Public Company Accounting Oversight Board (United States) the consolidated financial statements of Private Business, Inc. and subsidiaries referred to in our report dated March 9, 2006, which is included in the annual report to security holders and incorporated by reference in Part II of this form. Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule titled “Schedule II-Valuation and Qualifying Accounts” is presented for purposes of additional analysis and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken s a whole.

/s/ Grant Thornton, LLP
Raleigh, North Carolina
March 9, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Private Business, Inc.

          We have audited the accompanying consolidated balance sheet of Private Business, Inc. and subsidiaries as of December 31, 2004, and the related consolidated statements of income, stockholders’ equity (deficit), and cash flows for each of the two years in the period then ended. Our audits also included the financial statement schedule listed in the Index at Item 15 for each of the two years in the period ended December 31, 2004. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

          We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

          In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Private Business, Inc. and subsidiaries at December 31, 2004, and the consolidated results of their operations and their cash flows for each of the two years in the period then ended, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ ERNST & YOUNG LLP

Nashville, Tennessee
February 18, 2005

PRIVATE BUSINESS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
December 31, 2005 and 2004

(dollars in thousands)	2005	2004

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$187	$7
Accounts receivable — trade, net of allowance for doubtful accounts of $206 and $242, respectively	4,773	4,506
Accounts receivable — other	26	104
Deferred tax assets	370	70
Investment in direct financing leases	2,235	—
Prepaid and other current assets	1,567	1,280

Total current assets	9,158	5,967

PROPERTY AND EQUIPMENT, NET	2,187	2,327
OPERATING LEASE EQUIPMENT, NET	187	—
OTHER ASSETS:
Software development costs, net	1,618	1,138
Deferred tax assets	1,456	2,704
Investment in direct financing leases, net of current portion	4,642	—
Intangible and other assets, net	4,931	2,074
Goodwill	12,378	7,161

Total other assets	25,025	13,077

Total assets	$36,557	$21,371

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$2,535	$1,861
Accrued liabilities	1,582	2,011
Deferred revenue	456	586
Current portion of non-recourse lease notes payable	2,336	—
Current portion of long-term debt	—	1,667

Total current liabilities	6,909	6,125

REVOLVING LINE OF CREDIT	—	110
NON-RECOURSE LEASE NOTES PAYABLE, net of current portion	4,056	—
OTHER NON-CURRENT LIABILITIES	230	74
LONG-TERM DEBT, net of current portion	—	1,666
SENIOR SUBORDINATED LONG-TERM DEBT, net of unamortized debt discount of $1,491	8,509	—-

Total liabilities	19,704	7,975

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Common stock, no par value; 100,000,000 shares authorized and 15,489,454 and 14,388,744 shares issued and outstanding, respectively	—	—
Preferred Stock, 20,000,000 shares authorized:
Series A non-convertible, no par value; 20,000 shares issued and outstanding	6,209	6,209
Series B convertible, no par value; 40,031 shares issued and outstanding	114	114
Additional paid-in capital	6,998	3,716
Retained earnings	3,532	3,357

Total stockholders’ equity	16,853	13,396

Total liabilities and stockholders’ equity	$36,557	$21,371

The accompanying notes are an integral part of these consolidated financial statements.

PRIVATE BUSINESS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
For the Years Ended December 31, 2005, 2004 and 2003

(in thousands, except per share data)	2005	2004	2003

REVENUES:
Participation fees	$23,063	$25,287	$27,920
Software license	343	228	269
Retail planning services	8,678	9,003	9,124
Insurance brokerage fees	2,444	2,593	2,837
Maintenance and other	3,823	2,538	3,007

Total revenues	38,351	39,649	43,157

OPERATING EXPENSES:
General and administrative	14,747	16,222	19,205
Selling and marketing	18,344	17,623	17,011
Research and development	221	369	401
Amortization	968	1,144	1,820
Other operating (income) expenses, net	(4)	1,457	280

Total operating expenses	34,276	36,815	38,717

OPERATING INCOME	4,075	2,834	4,440
INTEREST EXPENSE, NET	(381)	(468)	(1,492)
OTHER INCOME	—	266	—

INCOME BEFORE INCOME TAXES	3,694	2,632	2,948
Income tax provision	1,359	62	1,150

NET INCOME	2,335	2,570	1,798
Preferred stock dividends	(2,160)	(2,056)	(160)

NET INCOME AVAILABLE TO COMMON STOCKHOLDERS	$175	$514	$1,638

EARNINGS PER SHARE:
Basic	$0.01	$0.04	$0.12

Diluted	$0.01	$0.04	$0.12

The accompanying notes are an integral part of these consolidated financial statements.

PRIVATE BUSINESS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
For the Years Ended December 31, 2005, 2004 and 2003

(in thousands)	Shares of Common Stock	Preferred Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Total

Balance December 31, 2002	14,047	114	(7,195)	1,206	(5,875)
Preferred stock dividends	—	—		(160)	(160)
Exercise of stock options	13	—	9	—	9
Shares issued under employee stock purchase plan	71	—	54	—	54
Other	(68)	—	(194)	—	(194)
Comprehensive income:
2003 net income	—	—	—	1,798	1,798

Balance December 31, 2003	14,063	$114	$(7,326)	$2,844	$(4,368)

Series A preferred stock issuance and common stock warrant issuance	—	6,209	10,685	—	16,894
Preferred stock dividends	—	—	—	(2,056)	(2,056)
Exercise of stock options	299	—	325	—	325
Shares issued under employee stock purchase plan	27	—	32	—	32
Other	—	—	—	(1)	(1)
Comprehensive income:
2004 net income	—	—	—	2,570	2,570

Balance December 31, 2004	14,389	$6,323	$3,716	$3,357	$13,396

Issuance of common stock for purchase of KVI Capital, LLC	116	—	200	—	200
Issuance of common stock for the merger with Captiva Solutions, LLC	758	—	925	—	925
Issuance of Private Business stock options for the merger with Captiva Solutions, LLC	—	—	381	—	381
Issuance of common stock warrants	—	—	1,510	—	1,510
Preferred stock dividends	—	—	—	(2,160)	(2,160)
Exercise of stock options	299	—	381	—	381
Shares issued under employee stock purchase plan	25	—	35	—	35
Repurchase of treasury stock	(98)	—	(150)	—	(150)
Comprehensive income:
2005 net income	—	—	—	2,335	2,335

Balance December 31, 2005	15,489	$6,323	$6,998	$3,532	$16,853

The accompanying notes are an integral part of these consolidated financial statements.

PRIVATE BUSINESS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2005, 2004 and 2003

(in thousands)	2005	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,335	$2,570	$1,798
Adjustments to reconcile net income to net cash provided by operating activities:
Write-off of debt issuance costs	—	780	—
Depreciation and amortization	2,056	2,844	4,159
Depreciation on fixed assets under operating leases	48	—	—
Deferred taxes	973	1,065	1,033
Amortization of debt issuance costs and discount	126	90	359
Amortization of lease income and initial direct costs	(376)	—	—
Loss on write-down or disposal of fixed assets and software development costs	16	65	150
Deferred gain on land sale	(16)	(16)	(16)
Gain on sale of leased equipment	(66)	—	—
Gain on sale of insurance division	—	—	(427)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	4	402	2,143
Prepaid and other current assets	(203)	289	890
Other assets	—	—	1
Accounts payable	433	120	(298)
Accrued liabilities	(892)	(1,767)	(1,610)
Deferred revenue	(130)	29	87
Other non-current liabilities	81	—	(333)

Net cash provided by operating activities	4,389	6,471	7,936

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from lease terminations	122	—	—
Investment in capital leases	(719)	—	—
Lease receivables paid	1,001	—	—
Additions to property and equipment	(545)	(530)	(113)
Software development costs	(1,028)	(714)	(765)
Additions to intangible and other assets	(26)	—	—
Proceeds from sale of property and equipment	—	—	25
Proceeds from sale of financial institution insurance division	—	—	325
Proceeds from note receivable	60	43	28
Acquisition of KVI Capital, LLC, net of cash acquired	(575)	—	—
Acquisition of Captiva Solutions, LLC, net of cash acquired	(6,571)	—	—

Net cash used in investing activities	(8,281)	(1,201)	(500)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments on long-term debt	(3,333)	(1,667)	(5,077)
Repayments on capitalized lease obligations	—	(201)	(303)
Extinguishment of long-term debt, facility with Fleet	—	(23,875)	(295)
Payments on other short term borrowings	—	(388)	(795)
Payment of debt issuance costs and amendment fees	(287)	(286)	(589)
Payment of preferred dividends declared	(2,160)	(2,793)	—
Net proceeds (payments) from revolving line of credit	(110)	(2,390)	—
Net proceeds from sale of Series A preferred shares and common stock warrant	—	16,894	—
Proceeds from new debt facility with Bank of America	—	7,500	—
Proceeds from issuance of senior subordinated long-term debt and common stock warrant	10,000	—	—
Net repayments of non-recourse lease financing notes payable	(304)	—	—
Repurchase of common stock	(150)	—	—
Proceeds from exercise of employee stock options	381	325	9
Stock issued through employee stock purchase plan	35	32	54

Net cash provided by (used in) financing activities	4,072	(6,849)	(6,996)

NET CHANGE IN CASH AND CASH EQUIVALENTS	180	(1,579)	440
CASH AND CASH EQUIVALENTS at beginning of year	7	1,586	1,146

CASH AND CASH EQUIVALENTS at end of year	$187	$7	$1,586

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash payments for income taxes during period	$749	$306	$221

Cash payments of interest during period	$168	$237	$1,492

SUPPLEMENTAL NON-CASH DISCLOSURES:
Dividends accrued on preferred stock	$—	$—	$160

Notes payable issued for certain insurance and software contracts	$—	$—	$1,184

Common stock issued in connection with acquisitions	$1,125	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

PRIVATE BUSINESS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.      ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization

          Private Business, Inc. (the “Company”) was incorporated under the laws of the state of Tennessee on December 26, 1990 for the purpose of marketing a solution that helps financial institutions market and manage accounts receivable financing. The Company operates primarily in the United States and its customers consist of financial institutions of various sizes, primarily community financial institutions. The Company consists of two wholly owned subsidiaries, Towne Services, Inc. and Captiva Solutions, LLC (“Captiva”). Towne Services, Inc. (“Towne”) owns Forseon Corporation (d/b/a RMSA), Private Business Insurance, LLC (“Insurance”) and KVI Capital, LLC (“KVI”). Insurance brokers credit and fraud insurance, which is underwritten through a third party, to its customers. KVI Capital was acquired in August 2005 and is in the business of providing a “turn-key” leasing solution for financial institutions who want to offer a leasing option to their commercial customers. Captiva was acquired in December 2005 and is in the business of providing core data and image processing services to financial institutions.

          The market for the Company’s services is concentrated in the financial institution industry. Further, the Company’s services are characterized by risk and uncertainty as a result of the Company’s reliance primarily on one product to generate a substantial amount of the Company’s revenues. There are an increasing number of competitors and alternative products available and rapid consolidations in the financial institution industry. Consequently, the Company is exposed to a high degree of concentration risk relative to the financial institution industry environment and its limited product offerings.

Principles of Consolidation

          The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant inter company transactions and balances have been eliminated.

Cash and Cash Equivalents

          The Company considers all highly liquid investments that mature in three months or less to be cash equivalents. As of December 31, 2005, the Company reclassified $529,000 of uncleared checks to accounts payable.

Property and Equipment

          Property and equipment are recorded at cost. Depreciation is calculated using an accelerated method over 5 to 10 years for furniture and equipment, 3 years for purchased software and the shorter of estimated useful life or the life of the lease for all leasehold improvements. Expenditures for maintenance and repairs are charged to expense as incurred, whereas expenditures for renewals and betterments are capitalized.  The Company evaluates the carrying value of property and equipment whenever events or circumstances indicate that the carrying value may have been impaired in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

          Equipment under operating leases is carried at cost and is depreciated to the individual equipment’s net realizable value. Depreciation is calculated using the straight-line method over the shorter of the life of the lease or the estimated useful life of the equipment, typically 5 to 7 years.

Allowance for Doubtful Accounts

          The Company estimates its allowance for doubtful accounts on a case-by-case basis, based on the facts and circumstances surrounding each potentially uncollectible receivable.  An allowance is also maintained for expected billing adjustments and for accounts that are not specifically reviewed that may become uncollectible in the future.  Uncollectible receivables are written-off in the period management believes it has exhausted every opportunity to collect payment from the customer. The Company considers customer balances in excess of sixty days past due to be delinquent and thus subject to consideration for the allowance for doubtful accounts.

Software Development Costs

          Development costs incurred in the research and development of new software products and significant enhancements to existing software products are expensed as incurred until technological feasibility has been established. After such time, any additional costs are capitalized in accordance with SFAS No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed. Capitalized software development costs are amortized on a straight-line basis over  the estimated life of the product or enhancement, typically 2 to 5 years.

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

          Amortization expense associated with capitalized software development costs was approximately $548,000, $788,000 and $954,000 during the years ended December 31, 2005, 2004, and 2003, respectively.

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

          Intangible and other assets consist primarily of the excess of purchase price over the fair value of the identifiable assets acquired for the minority share of Insurance purchased during 1998, Towne acquired in 2001, and KVI and Captiva acquired in 2005. Also included in intangible and other assets are debt issuance costs that are amortized using the effective interest method over the respective terms of the financial institution loans. In addition, intangible and other assets include non-competition agreements, customer lists and acquired technology.

Revenue Recognition

Software Licenses

          The Company accounts for software revenues in accordance with the AICPA SOP No. 97-2, Software Revenue Recognition (“SOP 97-2”). Further, the Company has adopted the provisions of SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition With Respect to Certain Transactions, which supercedes and clarifies certain provisions of SOP 97-2.

          The Company licenses its software under automatically renewing agreements, which allow the licensees use of the software for the term of the agreement and each renewal period. The fee charged for this license is typically stated in the contract and is not inclusive of any post contract customer support. The original license agreement also includes a fee for post contract customer support (“PCS”), which must be renewed annually. This fee covers all customer training costs, marketing assistance, phone support, and any and all software enhancements and upgrades. The Company defers the entire amount of this fee and recognizes it over the twelve-month period in which the PCS services are provided. The Company has established vendor specific objective evidence (“VSOE”) for its PCS services, therefore the portion of the up-front fee not attributable to PCS relates to the software license and to all other services provided during the initial year of the agreement, including installation, training and marketing services. The portion of the up-front fee related to these activities is recognized over the first four months of the contract, which is the average period of time over which these services are performed. The agreements typically do not allow for cancellation during the term of the agreement. However, for agreements that contain refund or cancellation provisions, the Company defers the entire fee until such refund or cancellation provisions lapse.

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

Insurance Brokerage Fees

          The Company acts as a licensed insurance agent for the credit and fraud insurance products that can be purchased in conjunction with the Company’s accounts receivable financing services.  The Company earns an insurance brokerage commission for all premiums paid by our financial institution customers.  The brokerage fees are recorded on a net basis as opposed to reflecting the entire insurance premium as revenues because the Company does not take any credit risk with respect to these premiums.

Lease Accounting

          As a result of the KVI acquisition (Note 2), the Company is an equipment lessor. As such, the Company accounts for its leasing business in accordance with SFAS No. 13, Accounting for Leases. SFAS No. 13 requires lessors to evaluate each lease transaction and determine whether it qualifies as a sales-type, direct financing, leveraged, or operating lease. KVI’s leases fall into two of those catagories: direct financing and operating leases.

          For direct financing leases, the investment in direct financing leases caption consists of the sum of the minimum lease payments due during the remaining term of the lease and the unguaranteed residual value of the leased asset. The difference between the total above and the cost of the leased asset is then recorded as unearned income. Unearned income is amortized to income over the lease term as to produce a constant periodic rate of return on the net investment in the lease.

          For leases classified as operating leases, lease payments are recorded as rent income during the period earned.

          Amounts earned are included in Maintenance and other in the consolidated statements of income.

Core Data and Image Processing

          Core data and image processing services are primarily offered on an outsourced basis through our service bureau but are also offered through licenses for use by the institution on an in-house basis.  Support and services fees are generated from implementation services contracted with us by the customer, ongoing support services to assist the customer in operating the systems and to enhance and update the software, and from providing outsourced data processing services.  Outsourcing services are performed through our data and item centers. Revenues from outsourced item and data processing are derived from monthly usage fees typically under multi-year contracts with our customers and are recorded as revenue in the month the services are performed.

          For customers that install our core data system at their location, revenues from the installation and training for the system are recognized as the installation and training services are provided. In addition, there is an annual software maintenance fee, which is recognized ratably over the year to which it relates.

          Amounts earned are included in Maintenance and other in the consolidated statements of income.

Maintenance and Other

          Maintenance revenue is deferred and recognized over the period in which PCS services are provided. Other revenues are recognized as the services are performed.

Income Taxes

          The Company accounts for income taxes under SFAS No. 109, Accounting for Income Taxes. Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. As of December 31, 2005 the Company believes that it is more likely than not that the Company will be able to generate sufficient taxable income in future years in order to realize the deferred tax assets that are recorded. As such, no valuation allowance has been provided against the Company’s deferred tax assets as of December 31, 2005.

Concentration of Revenues

          Substantially all of the Company’s revenues are generated from financial institutions.

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

Stock Based Compensation

          The Company has elected to account for its stock-based compensation plans under the intrinsic value-based method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and does not utilize the fair value method. However, the Company has adopted the disclosure requirements of SFAS No. 123, Accounting for Stock-Based Compensation, and has adopted the additional disclosure requirements as specified in SFAS No. 148, Accounting For Stock-Based Compensation-Transition and Disclosure, for the three years ended December 31, 2005.

          The following table illustrates the effect on net income available to common shareholders and earnings per share if the fair value based method had been applied to all outstanding and unvested awards in each period.

(in thousands, except per share data)	2005	2004	2003

Net income available to common shareholders, as reported	$175	$514	$1,638
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	—	—	—
Add (Deduct): Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	71	(219)	(509)

Pro forma net income	$246	$295	$1,129

(in thousands, except per share data)	2005	2004	2003

Earnings per share:
Basic—as reported	$0.01	$0.04	$0.12

Basic—pro forma	$0.02	$0.02	$0.08

Diluted—as reported	$0.01	$0.04	$0.12

Diluted—pro forma	$0.02	$0.02	$0.08

Fair Value of Financial Instruments

          To meet the reporting requirements of SFAS No. 107, Disclosures About Fair Value of Financial Instruments, the Company estimates the fair value of financial instruments. At December 31, 2005 and 2004, there were no material differences in the book values of the Company’s financial instruments and their related fair values. Financial instruments primarily consists of cash, accounts receivable, accounts payable and debt instruments.

Comprehensive Income

          The Company applies the provisions of SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 requires that the changes in the amounts of certain items, including gains and losses on certain securities, be shown in the financial statements as a component of comprehensive income. The Company reports comprehensive income as a part of the consolidated statements of stockholders’ equity (deficit).

Segment Disclosures

          The Company applies the provisions of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 establishes standards for the method that business enterprises report information about operating segments in annual and interim financial statements. SFAS No. 131 also establishes standards for related disclosures about products and services, geographic area and major customers. The Company operates in two industry segments, financial institution services and retail inventory forecasting. Note 22 of these consolidated financial statements discloses the Company’s segment results.

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

Recent Accounting Pronouncements

          In December 2004, the FASB issued SFAS No. 123 (Revised 2004) “Share-Based Payment” (“SFAS No. 123R”). SFAS No. 123R replaces SFAS No. 123 and supersedes APB Opinion No. 25. SFAS No. 123R is effective as of the beginning of the first annual reporting period that begins after December 15, 2005 and therefore the Company adopted SFAS 123R on January 1, 2006. SFAS No. 123R requires the cost of employee services received in exchange for equity instruments awarded or liabilities incurred to be recognized in the financial statements. Compensation cost will be measured using a fair-value based method over the period that the employee provides service in exchange for the award. The Company anticipates using the Black-Scholes option-pricing model to determine the annual compensation cost related to share-based payments under SFAS No. 123R.  SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under the current rules. This requirement will reduce net operating cash flow and reduce net financing cash outflow by offsetting and equal amounts.  As disclosed above, based on the current assumptions and calculations used, had the Company recognized compensation expense based on the fair value of awards of equity instruments, net income would have been increased by approximately $71,000 for the year ended December 31, 2005. This compensation expense is the after-tax net effect of the stock-based compensation expense determined using the fair-value based method for all awards and stock-based employee compensation included previously in reported net income under APB No. 25. SFAS No. 123R will apply to all awards granted after the effective date and to the unvested portion of existing awards, as well as, to modifications, repurchases or cancellations of existing awards. The impact of the adoption of SFAS No. 123R for the year ending December 31, 2006, based upon the options outstanding as of February 28, 2006, is estimated to result in an increase in compensation expense of approximately $800,000. The actual impact of adopting SFAS No. 123R will change for the effect of potential future awards and actual option forfeitures which are not known at this time.  The impact of those future awards will vary depending on the timing, amount and valuation methods used for such awards, and the Company’s past awards are not necessarily indicative of such potential future awards.

2.      ACQUISITIONS

          Leasing Business

          Effective August 1, 2005, the Company acquired 100% of the outstanding membership units of KVI in exchange for cash consideration of $699,000 and common stock consideration of $200,000 (115,607 shares). In addition to the consideration at closing, the selling shareholder will be entitled to contingent consideration equal to 20% of the operating income (as defined in the stock purchase agreement) of KVI for each of the three years ending December 31, 2008. Any contingent consideration payments made will be treated as additional purchase price and therefore increase goodwill. Simultaneous to the execution of the stock purchase agreement, the Company entered into a three year employment agreement with the principal selling member of KVI. The operating results of KVI were included with those of the Company beginning August 1, 2005. The transaction was accounted for in accordance with SFAS No. 141, Business Combinations. The purchase price allocation is as follows:

(in thousands except share amounts)

Purchase Price:
Cash	$699
Common shares (115,607 shares valued at $1.73 per share)	200

Total purchase price	$899

Value assigned to assets and liabilities:
Assets:
Cash and cash equivalents	$124
Accounts receivable	200
Property and equipment	44
Operating lease equipment	209
Investment in direct financing leases	8,280
Customer list (estimated life of seven years)	116
Vendor program (estimated life of seven years)	119
Non-compete (estimated life of two years)	75
Goodwill	216
Liabilities:
Accounts payable	(196)
Accrued liabilities	(352)
Other non-current liabilities	(26)
Non-recourse lease notes payable	(7,910)

Total net assets	$899

          Core and Item Processing Business

          On December 9, 2005, the Company acquired 100% of the membership units of Captiva Solutions, LLC in exchange for cash consideration of $6,000,000 and common stock consideration of $925,000 (757,576 shares). In addition to the consideration at closing, the selling shareholders will be entitled to up to an additional 1.2 million common shares, upon the achievement of certain annualized acquired revenue targets during 2006. Any contingent consideration payments made will be treated as additional purchase price and therefore increase goodwill. Simultaneous with the execution of the merger agreement, the Company entered into a two year employment agreement with the chief executive officer of Captiva to become the chief executive officer of the Company. The operating results of Captiva were included with those of the Company beginning December 9, 2005. The transaction was accounted for in accordance with SFAS No. 141, Business Combinations. The Company engaged an independent third party to assist in the identification and valuation of identifiable intangible assets. The purchase price allocation is as follows:

(in thousands except share amounts)

Purchase Price:
Cash	$6,000
Common shares (757,576 shares valued at $1.22 per share)	925
Common stock options	381
Direct acquisition costs	579

Total purchase price	$7,885

Value assigned to assets and liabilities:
Assets:
Cash	$8
Accounts receivable	181
Other current assets	78
Property and equipment	317
Customer list (estimated life of ten years)	1,450
Acquired technology (estimated life of three years)	760
Non-compete (estimated life of three years)	640
Goodwill	5,033
Liabilities:
Accounts payable	(45)
Accrued liabilities	(466)
Other non-current liabilities	(71)

Total net assets	$7,885

          We expect that the goodwill originating from both the KVI and Captiva transactions will be deductible for tax purposes over fifteen years.

3.      PREFERRED STOCK ISSUANCE AND CREDIT FACILITY CLOSING

          On January 20, 2004, the Company completed the sale of 20,000 shares of Series A non-convertible preferred stock and a warrant to purchase 16,000,000 shares of our common stock ($1.25 per share exercise price) for a total of $20 million to Lightyear Fund, L.P. (the “Lightyear Transaction”).  The preferred shares carry a cash dividend rate of 10% of an amount equal to the liquidation preference, payable quarterly in arrears, when and as declared by the Board of Directors.  The Series A preferred stock has a liquidation preference superior to the common stock and to the extent required by the terms of the Series B preferred stock, in parity with the currently outstanding Series B preferred stock.  The liquidation preference is equal to the original $20 million purchase price, plus all accrued but unpaid dividends.  In addition, the Security-holders agreement between the Company and Lightyear PBI Holdings, LLC (“Lightyear”), executed in conjunction with the sale of the preferred stock and warrant, entitles Lightyear to an additional equity purchase right.  The equity purchase right allows Lightyear, so long as Lightyear continues to hold any shares of Series A Preferred Stock, all or any portion of its rights under the warrant or any shares of common stock issued pursuant to an exercise of the warrant, the right to purchase its pro rata portion of all or any part of any new securities which the Company may, from time to time, propose to sell or issue.  However, in the case of new security issuances resulting from the exercise of employee stock options, which have an exercise price less than $1.25 per share, Lightyear must still pay $1.25 per share under this equity purchase right.  To the extent that new security issuances resulting from the exercise of employee stock options occur which have an exercise price in excess of $1.25 per share, then Lightyear will be required, if they choose to exercise their equity purchase right, to pay the same price per share as the employee stock options being exercised.

          The net proceeds from the Lightyear Transaction are shown below:

(in thousands)

Cash Received from Lightyear	$20,000
Less:
Broker fees	1,256
Legal and accounting fees	383
Transaction structuring fees	1,200
Other	267

Net Proceeds Received	$16,894

          Simultaneous with the closing of the Lightyear Transaction, the Company entered into a credit facility with Bank of America. See Notes 11 and 12 for discussion of the Company’s credit facility.

          The total net proceeds of both the Lightyear Transaction and the Bank of America credit facility were used to extinguish the Company’s 1998 credit facility.

          On December 8, 2005, this facility was amended by converting the entire facility to a revolving line of credit and reducing the total amount of the facility to $5.0 million. The amended credit facility was slated to mature March 8, 2006.  It was replaced by the Amended and Restated Credit Facility described below.

          On December 9, 2005, the Company entered into a $10.0 million senior subordinated note payable instrument with Lightyear PBI Holdings (“Lightyear Note”) as approved by the shareholders of the Company during a special shareholders meeting on that same date. Prior to its conversion into Series C Preferred Stock discussed below, the Lightyear Note was due in total on December 9, 2010, carried an interest rate of 10% through June 8, 2007 and thereafter increased to 12% annum until maturity. The Lightyear Note was unsecured and could be redeemed by the Company, in whole or part, at anytime at 100% of the principal amount plus any accrued and unpaid interest. In conjunction with the Lightyear Note, the Company issued warrants to Lightyear PBI Holdings, LLC to acquire up to 3,787,879 common shares at $1.32 per share.  As part of the warrant agreement, in the event that the Company repaid all or a portion of the Lightyear Note prior to June 9, 2007, then 50% of the warrants above are cancelable on a pro-rate basis. The warrant agreement and the warrants were amended in connection with the conversion of the Lightyear Note into shares of Series C Preferred Stock.

          On January 23, 2006, the Company entered into an Amended and Restated Credit Agreement with Bank of America (“Amended and Restated Credit Facility”). The Amended and Restated Credit Facility is for a total of $18.0 million, has a two year term and is secured by a pledge of all of the Company’s assets. The Amended and Restated Credit Facility total of $18.0 million consists of two-term loans totaling $16.0 million and a revolving credit line totaling $2.0 million. The Term A loan is for $10.0 million and has a maturity date of January 23, 2008. The Term B loan is for $6.0 million and has a maturity date of no later than July 23, 2006. The revolving credit line matures on January 23, 2008.

          The Term A loan has scheduled repayment terms as follows:

March 31 and June 30, 2006	$250,000/quarter
September 30 and December 31, 2006	$500,000/quarter
Thereafter (until maturity)	$750,000/quarter

          In conjunction with this Amended and Restated Credit Facility, The Lightyear Fund, L.P. guaranteed the Term B loan and exchanged its senior subordinated $10.0 million note due on December 9, 2010 for 10,000 shares of the Company’s Series C Preferred Stock. Therefore, the senior subordinated debt discussed above was converted to Series C Preferred Stock on January 23, 2006. In connection with the conversion of the Lightyear Note into Series C Preferred Stock, the warrants that were issued as part of the Lightyear Note were amended such that the exercise price of such warrants can now be paid, at the option of their holder; (i) in cash or by wire transfer, (ii) by the surrender of shares that would otherwise be issuable upon exercise of the warrant that have a market price equal to the aggregate exercise price, or (iii) through a redemption of shares of the Company’s Series C Preferred Stock having a liquidation value equal to the aggregate exercise price. Under the terms of the amended warrant agreement and amended warrants, in the event that the Company redeems any shares of Series C Preferred Stock on or before June 23, 2007, the number of shares issuable pursuant to the warrants will be reduced in accordance with a formula set forth in the warrant agreements.

          In the event that we are unable to repay the $6.0 million Term B loan by July 23, 2006 and Lightyear is required to repay the Term B loan on our behalf, we are obligated to issue new Series D preferred shares to Lightyear. The Series D preferred shares will carry a 10% per annum dividend rate, will have a mandatory redemption date nine months from the date of issuance, and will require the issuance of 66,045 common stock warrants with an exercise price of $0.01 per share. We will also be required to pay a closing fee equal to 3.75% of the amount repaid by The Lightyear Fund, L.P. to Bank of America.

          The Series C Preferred Shares issued to Lightyear have mandatory redemption date of December 9, 2010 and have a 10% annual dividend rate that increased to 12% on June 9, 2007. The Series C preferred shares do not carry any voting rights. Due to the mandatory redemption requirement, the Series C preferred stock will be included in the liability section of our consolidated balance sheet.

          The Amended and Restated Credit Facility includes certain restrictive financial convenants, measured quarterly, relating to net worth, maximum annual capital expenditures, funded debt to EBITDA ratio and fixed charge coverage ratio, as defined in the agreement. The Amended and Restated Credit Facility also contains customary negative covenants, including but not limited to a prohibition on declaring and paying any cash dividends on any class of stock, including the Series A, Series B, and Series C preferred shares outstanding.

          As a result of the 1998 debt facility extinguishment, the Company recorded a charge of $780,000 to write-off the unamortized portion of debt issuance costs as of January 20, 2004. Also, the Lightyear Transaction required that the Company obtain directors and officers tail insurance coverage for periods prior to January 20, 2004. The premium for the tail directors and officers’ liability insurance coverage totaled approximately $900,000.  The Company expensed the entire premium in January 2004.  Therefore, 2004 operating results include two non-recurring expense items totaling approximately $1.7 million, and are included in other operating expenses in the accompanying 2004 consolidated statements.

4.      SALE OF BANK INSURANCE DIVISION

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

5.      PROPERTY AND EQUIPMENT

          Property and equipment are classified as follows:

(in thousands)	2005	2004

Purchased software	$3,765	$4,876
Leasehold improvements	697	694
Furniture and equipment	8,031	8,277

	12,493	13,847
Less accumulated depreciation	(10,306)	(11,520)

	$2,187	$2,327

          Depreciation expense was approximately $1,042,000, $1,642,000, and $2,698,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

          During the fourth quarter of 2003, the Company completed an extensive review of its fixed assets and determined that certain fixed assets, primarily computer equipment, should be written off.  As such, $160,000 of computer equipment was expensed in 2003, which is included in other operating expense in the accompanying 2003 consolidated statement of income. Also in 2003, the Company retired fully depreciated fixed assets with a cost of approximately $4,706,000.

6.      OPERATING LEASE PROPERTY

          The following schedule provides an analysis of the Company’s investment in property leased under operating leases by major classes as of December 31, 2005:

(in thousands)	2005

Computer Equipment	$20
Office Furniture	38
Manufacturing Equipment	7
Medical Equipment	16
Copiers	134

Total Equipment	215
Plus: Initial direct costs	2
Less: Accumulated depreciation	(30)

Net property on operating leases	$187

          The following is a schedule by years of minimum future rentals on noncancelable operating leases as of December 31, 2005:

2006	$88
2007	37
2008	20
2009	2

$147

          Depreciation expense on operating lease property was $39,000 for the year ended December 31, 2005.

7.      NET INVESTMENT IN DIRECT FINANCING LEASES

          The following lists the components of the net investment in direct financing leases as of December 31, 2005:

(in thousands)	2005

Total minimum lease payment to be received	$7,291
Less: Allowance for uncollectibles	—

Net minimum lease payments receivable	7,291
Unguaranteed estimated residual values of leased property
862
Initial direct costs	102
Less: Unearned income	(1,378)

Net investment in direct financing leases	$6,877

          At December 31, 2005, minimum lease payments for each of the next five years are as follows:

2006	$2,868
2007	1,929
2008	1,351
2009	861
2010	229
Thereafter	53

$7,291

8.      INTANGIBLE AND OTHER ASSETS

          Intangible and other assets consist of the following:

(in thousands)	2005	2004

Debt issuance costs, net of accumulated amortization of $199 and $90, respectively	$375	$195
Non-compete agreements, net of accumulated amortization of $389 and $359, respectively (remaining weighted average life of 26 months)	1,626	961
Customer lists, net of accumulated amortization of $1,126 and $841, respectively (remaining weighted average life of 88 months)	1,740	459
Acquired technology, net of accumulated amortization of $308 and $279, respectively (remaining weighted average life of 50 months)	872	183
Other, net	318	276

	$4,931	$2,074

          Amortization expense of identified intangible assets during the years ended December 31, 2005, 2004 and 2003 was approximately $421,000, $356,000, and $342,000, respectively.

          The estimated amortization expense of intangible assets during the next five years is as follows:

2006	$1,159
2007	840
2008	744
2009	283
2010	228
2011 and thereafter	1,653

$4,907

9.      GOODWILL

          The changes in the carrying amount of goodwill for 2005 and 2004 are as follows:

(in thousands)	2005	2004

Balance as of January 1	$7,161	$7,161
Goodwill acquired during year	5,249	—
Decrease resulting from change to deferred tax assets associated with Towne acquisition (Note 14)	(25)	—
Write off of goodwill	(7)	—

Balance as of December 31	$12,378	$7,161

10.    ACCRUED LIABILITIES

          Accrued liabilities consist of the following:

(in thousands)	2005	2004

Commissions and other payroll costs	$704	$843
Accrued severance costs	103	294
Other	775	874

	$1,582	$2,011

11.     REVOLVING LINE OF CREDIT

          In January 2004, the Company entered into a new credit facility with Bank of America, which included a revolving line of credit. The revolving line of credit with Bank of America allowed for a $6.0 million line, including a $1.0 million letter of credit sublimit.  The revolver availability reduced by $1.0 million on each of the first two anniversary dates of the credit facility.

          On December 8, 2005, the Bank of America credit facility was amended such that the entire facility (both revolver and term loan) was converted into a revolving credit line with a total capacity of $5.0 million. As of December 31, 2005, there was $0 drawn against the facility and $400,000 was utilized for standby letters of credit.  Weighted average borrowings drawn against the facility during 2005 were $3.1 million.

12.     LONG-TERM DEBT

          Long-term debt consists of the following:

(in thousands)	2005	2004

Senior Subordinated Note Payable with Lightyear PBI Holdings, Inc., net of unamortized debt discount of $1,491	$8,509	$—
Term Loan with Bank of America, principal and interest due quarterly At LIBOR plus the applicable margin	—	3,333

Less current portion	—	(1,667)

	$8,509	$1,666

          As stated in Note 11, the Bank of America facility was amended on December 8, 2005, which converted the term loan to a revolver with a maximum borrowing capacity of $5.0 million. The facility is secured by all assets of the Company. There were no amounts outstanding at December 31, 2005 and, as such, there were no scheduled term debt repayments at December 31, 2005. The facility had restrictive financial covenants including a minimum net worth requirement, a maximum debt to EBITDA ratio and a minimum fixed charge coverage ratio. The Company was in compliance with all such restrictive covenants for all periods in which they were applicable. The amended facility had a stated maturity date of March 8, 2006.

          On December 9, 2005, the Company issued a $10.0 million unsecured senior subordinated note to Lightyear PBI Holdings, Inc. (“Lightyear Note”) and warrants to acquire 3,787,879 common shares at $1.32 per share in exchange for $10.0 million in cash. On January 23, 2006, the Lightyear Note was converted into shares of the Company’s Series C Preferred Stock as described below. The Lightyear Note was unsecured and was subordinated to the then existing Bank of America facility. The Lightyear Note accrued interest monthly at a rate of 10%, increasing to 12% beginning June 9, 2007, and was payable semi-annually in arrears beginning July 1, 2006. The term of the Lightyear Note was five years, at which time the entire principal was to become due. In the event that the Company prepaid the Lightyear Note in full or any partial payments prior to June 9, 2007, up to 50% of the 3,787,879 of common stock warrants would be cancelled on a pro rata basis in proportion to the amount of debt prepaid. The $10.0 million in proceeds received was allocated to the two instruments in proportion to their relative fair values. As a result, the Lightyear Note has been recorded at a discount. The discount will be accrued over the term of the debt as interest expense. The proceeds of the Lightyear Note were used to acquire Captiva Solutions and repay the outstanding balance of the Bank of America facility. The warrant agreement and the warrants were amended in connection with the conversion of the Lightyear Note into shares of Series C Preferred Stock.

          On January 23, 2006, the Bank of America Credit Agreement was amended and restated in its entirety (See Note 23) (“Amended and Restated Facility”).

13.     NON-RECOURSE LEASE NOTES PAYABLE

          As part of the leasing business, the Company borrows funds from its community bank partners on a non-recourse basis in order to acquire the equipment to be leased. In the event of a lease default, the Company is not obligated to continue to pay on the non-recourse note payable associated with that particular lease. As of December 31, 2005, the principal balance of all non-recourse lease notes payable, due to various financial institutions, totaled $6.4 million ($2.3 million of the total is classified as current). Interest and principal are primarily due monthly with interest rates ranging from 4% to 10.75%.

          The following is the scheduled non-recourse notes payable principal payments over the next five years as of December 31, 2005:

2006	$2,336
2007	1,694
2008	1,241
2009	841
2010	230
Thereafter	50

$6,392

14.    INCOME TAXES

          Income tax provision (benefit) consisted of the following for the three years ended December 31, 2005:

(in thousands)	2005	2004	2003

Current income tax expense (benefit)	$386	$(1,003)	$117
Deferred tax expense	973	1,065	1,033

Income tax provision, net	$1,359	$62	$1,150

          A reconciliation of the tax provision from the U.S. federal statutory rate to the effective rate for the three years ended December 31, 2005 is as follows:

(in thousands)	2005	2004	2003

Tax expense at U.S. federal statutory rate	$1,256	$895	$1,032
State tax expense, net of reduction to federal taxes	148	129	118
Expenses not deductible	58	56	80
Other	(103)	(1,018)	(80)

Income tax provision, net	$1,359	$62	$1,150

          During September 2004, the Company recorded a $972,000 tax benefit relating to an income tax contingent liability for which the statue of limitations expired in September 2004. This resulted in the large other reconciling item above and the low effective tax rate for 2004.

          Significant components of the Company’s deferred tax assets and liabilities, using an average tax rate of 37% at December 31, 2005 and 39% at December 31, 2004 are as follows:

(in thousands)	2005	2004

Current assets (liabilities):
Deferred revenue	$87	$138
Allowances on assets	57	97
Net operating loss carryforwards	400	—
Prepaid and accrued expenses	(174)	(165)

Deferred tax assets, current	370	70

Non-current assets (liabilities):
Software development costs	(607)	(446)
Net operating loss carryforwards, net of current portion	2,746	3,747
Other	38	42
Depreciation and amortization	(721)	(639)

Deferred tax assets, non-current	1,456	2,704

Total net deferred tax assets	$1,826	$2,774

          As a result of the completion of the 2002 federal tax return, certain costs associated with the Towne merger were determined to be deductible for tax purposes, thereby creating additional deferred tax assets that had not been previously recognized.  As such, goodwill, associated with the Towne merger, was reduced by approximately $1.6 million in 2003.

          The Company has gross net operating loss carryforwards of approximately $40.8 million available as of December 31, 2005 for both federal and state tax purposes. Of this total, $37.6 million were acquired during the Towne merger. At the time of the merger, an analysis was performed to assess the realizability of these NOLs due to Section 382 of the US tax code. The results of this analysis concluded that the likelihood of ever being able to utilize the majority of those NOLs was remote; therefore, the Company recorded only the portion of the Towne NOLs estimated to be usable under Section 382. These carryforwards are limited in use to approximately $1.1 million per year in years 2005 through 2009 and $333,000 annually thereafter due to the Lightyear transaction and the Towne merger and expire at various times through 2021.

15.    PREFERRED STOCK

          On August 9, 2001, the Company issued 40,031 shares of Series B Convertible Preferred Stock valued at approximately $114,000 as a condition of the merger of Towne into Private Business. These preferred shares were issued in exchange for all the issued and outstanding Towne Series B preferred stock. The preferred stock is entitled to dividends, in preference to the holders of any and all other classes of capital stock of the Company, at a rate of $0.99 per share of preferred stock per quarter commencing on the date of issuance. Holders of the Series B preferred shares are entitled to one vote per share owned. Approximately $351,000 in accrued dividends payable was assumed by the Company as a part of the merger transaction and approximately $160,000, $160,000 and $63,000 of dividends payable were accrued during the years ended December 31, 2003, 2002 and the period from August 9, 2001 through December 31, 2001, respectively. Total accrued dividends were $735,000 as of December 31, 2003.  Accrued dividends payable were paid in full during 2004 and 2005.

          The Series B Convertible Preferred Stock is convertible to common stock on a one share for one share basis at the option of the preferred stockholders at any time after August 9, 2002 upon the written election of the stockholder. The Series B Convertible Preferred Stock is also redeemable at the option of the Company for cash at any time, in whole or in part, with proper notice. The stated redemption price is $50.04 per Series B Convertible Preferred share, plus any accrued but unpaid dividends as of the redemption date. The Series B Convertible Preferred Stock, in the event of liquidation, dissolution or winding up of the Company, contains a liquidation preference over all other capital stock of the Company equal to and not less than the stockholder’s invested amount plus any declared but unpaid dividends payable. As of December 31, 2005, in the event of liquidation, dissolution or winding up of the Company, the preferred stockholders would be entitled to receive a total of approximately $2.0 million.

          The Series A Non-convertible Preferred Stock issued on January 20, 2004 in conjunction with the capital event is described in Note 3. Holders of the Series A preferred shares are entitled to 800 votes per share owned.

          As stated in Note 23, subsequent to December 31, 2005, the Company issued 10,000 shares of Series C Preferred Stock to Lightyear in exchange for the outstanding senior subordinated note payable.  The Series C preferred shares are non-voting and have a mandatory redemption date of December 9, 2010 at $10.0 million.  The Series C preferred shares have a stated annual dividend rate of 10% per annum, increasing to 12% on June 9, 2007 thereafter until maturity and has a liquidation preference equal to the original $10.0 million purchase price, plus all accrued and unpaid dividends.

16.     EMPLOYEE STOCK OPTION PLAN

          The Company has four stock option plans: the 1994 Stock Option Plan, the 1999 Stock Option Plan, the 2004 Equity Incentive Plan and the 2005 Long-Term Equity Incentive Plan. Options under these plans include non-qualified and incentive stock options and are issued to officers, key employees and directors of the Company. The Company has reserved 8,203,547 shares of common stock for these plans under which the options are granted at a minimum of 100% of the fair market value of common stock on the date of the grant, expire 10 years from the date of the grant and are exercisable at various times determined by the Board of Directors. The Company also has approximately 848,484 shares of common stock reserved for the issuance of options replacing the Towne options outstanding at the time of the Towne merger. The Company applies APB No. 25 in accounting for its options and, accordingly, no compensation cost has been recognized.

          A summary of the status of the Company’s stock options is as follows:

	Number of Shares	Weighted Average Exercise Price

Balance at December 31, 2002	2,233,507	$5.56
Granted	745,700	0.59
Exercised	(15,268)	0.64
Canceled	(454,054)	9.81

Balance at December 31, 2003	2,509,885	$3.35

Granted	160,000	1.59
Exercised	(296,274)	1.09
Canceled	(131,531)	4.73

Balance at December 31, 2004	2,242,080	$3.44

Granted	3,802,210	1.38
Exercised	(299,739)	1.27
Canceled	(381,255)	3.06

Balance at December 31, 2005	5,363,296	$2.24

          The following table summarizes information about stock options outstanding at December 31, 2005:

	Options Outstanding			Options Exercisable

Exercise Price	Number	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number	Weighted Average Exercise Price

$ 0.00 to $ 4.99	5,135,330	8.5 years	$1.51	1,557,933	$1.85
$ 5.00 to $14.99	129,548	2.4 years	7.33	129,548	6.88
$15.00 to $34.99	59,949	3.2 years	29.90	59,949	21.59
$35.00 to $54.99	38,469	2.4 years	39.72	38,469	39.72

Total	5,363,296	8.3 years	$2.24	1,785,899	$3.69

          At the end of 2005, 2004 and 2003, the number of options exercisable was approximately 1,785,899, 1,983,000, and 1,638,000, respectively, and the weighted average exercise price of these options was $3.69, $3.70, and $4.38, respectively.

          SFAS No. 123 requires that compensation expense related to options granted be calculated based on the fair value of the options as of the date of grant. The fair value calculations take into account the exercise prices and expected lives of the options, the current price of the underlying stock, its expected volatility, the expected dividends on the stock, and the current risk-free interest rate for the expected life of the option. Under SFAS No. 123, the weighted average fair value of the 2005, 2004, and 2003 options at the date of grant was approximately $0.78, $1.20, and $1.17 per share, respectively. The fair value was calculated using a weighted average risk-free rate of 4.5%, 4.0%, and 4.0%, an expected dividend yield of 0% and expected stock volatility of 59%, 75%, and 75% for 2005, 2004, and 2003, respectively, and an expected life of the options of 6.5 years, 8 years, and 8 years for 2005, 2004, and 2003, respectively.

17.    NET INCOME PER SHARE

          Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the year. Diluted earnings per share is computed by dividing net income available to common stockholders by the weighted average number of dilutive common and common equivalent shares outstanding during the fiscal year, which includes the additional dilution related to conversion of preferred stock, common stock warrants and stock options as computed under the treasury stock method. Neither the Series B Convertible Preferred Stock nor the common stock warrant held by the Series A shareholder were included in the adjusted weighted average common shares outstanding for 2005, 2004 and 2003 as the effects of conversion are anti-dilutive.

          The following table is a reconciliation of the Company’s basic and diluted earnings per share in accordance with SFAS No. 128:

(in thousands, except per share data)	2005	2004	2003

Net income available to common stockholders	$175	$514	$1,638

Basic earnings per Share:
Weighted average common shares outstanding	14,727	14,243	14,028

Basic earnings per share	$0.01	$.04	$0.12

Diluted earnings per Share:
Weighted average common shares outstanding	14,727	14,243	14,028
Dilutive common share equivalents	291	463	88

Total diluted shares outstanding	15,018	14,706	14,116

Diluted earnings per share	$0.01	$0.04	$0.12

          For the years ended December 31, 2005, 2004, and 2003, approximately 25.0 million, 17.1 million and 1.9 million employee stock options, warrants and the Series B preferred shares, respectively, were excluded from diluted earnings per share calculations as their effects were anti-dilutive.

18.    COMMITMENTS AND CONTINGENCIES

          The Company leases office space and office equipment under various operating lease agreements. Rent expense for the years ended December 31, 2005, 2004 and 2003 totaled approximately $1,535,000, $1,446,000, and $1,503,000, respectively, and is included in general and administrative expense in the consolidated statements of income.

          As of December 31, 2005, the future minimum lease payments relating to operating lease obligations are as follows:

(in thousands)

2006	$1,816
2007	1,776
2008	1,592
2009	1,140
2010	283

$6,607

Legal Proceedings

          We are not currently a party to, and none of our material properties is currently subject to, any material litigation other than routine litigation incidental to our business.

Employment Agreements

          The Company has entered into employment agreements with certain executive officers of the Company. The agreements provide for compensation to the officers in the form of annual base salaries and bonuses based on the earnings of the Company. The employment agreements also provide for severance benefits, ranging from 0 to 24 months, upon the occurrence of certain events, including a change in control, as defined. As of December 31, 2005, the total potential payouts under all employment agreements was approximately $2.7 million.

19.    EMPLOYEE BENEFIT PLANS

          The Company has an employee savings plan, the Private Business, Inc. 401(k) Profit Sharing Plan (the “Plan”), which permits participants to make contributions by salary reduction pursuant to section 401(k) of the Internal Revenue Code. The Company matches contributions contributed by employees up to a maximum of $1,000 per employee per year and may, at its discretion, make additional contributions to the Plan. Employees are eligible for participation beginning with the quarter immediately following one year of service. Total contributions made by the Company to the Plan were $136,000, $153,000, and $192,000, in 2005, 2004 and 2003, respectively, and are included in general and administrative expense in the consolidated statements of income.

          During 2000, the Company established an employee stock purchase plan whereby eligible employees may purchase Company stock at a discount through payroll deduction of up to 15% of base pay. The price paid for the stock is the lesser of 85% of the closing market price on the first or last day of the quarter in which payroll deductions occur. The Company has reserved 333,333 shares for issuance under this plan. The Company issued 25,000 shares during 2005, 30,000 shares during 2004, and 71,000 shares during 2003.  Effective December 31, 2005, the Company terminated the employee stock purchase plan.

          As a result of the Towne merger, the Company has an employee stock ownership plan (“ESOP”), the RMSA Employee Stock Ownership Plan (the “ESOP Plan”). The purpose of the ESOP is to provide stock ownership benefits for substantially all the employees of RMSA who have completed one year of service. The plan is subject to all the provisions of the Employee Retirement Income Security Act of 1974 (“ERISA”), as amended. The Company may make discretionary contributions to the ESOP Plan in the form of either cash or the Company’s common stock. The ESOP Plan does not provide for participant contributions. Participants vest in their accounts ratably over a seven-year schedule. The Company made no contribution to the ESOP Plan in 2005, 2004 or 2003. As of December 31, 2005, all of the Company’s common shares previously held by the ESOP Plan were distributed to participants as a result of the Plan’s termination.

20.    RELATED PARTY TRANSACTIONS

          During the years ended December 31, 2005, 2004 and 2003, the Company paid fees of approximately $0, $15,000, and $25,000, respectively, for legal services to a law firm in which a former director and shareholder of the Company is a partner.  Additionally, this former director held a material membership interest in Captiva prior to the Company’s acquisition of Captiva.  Because of this ownership interest, the acquisition of Captiva required a shareholder vote, which was held on December 9, 2005.  The former director received approximately $1.1 million cash, 287,272 common shares of the Company’s common stock and 670,000 common stock options with a $1.32 exercise price as his portion of the total consideration paid for Captiva.

          During the year ended December 31, 2004, the Company received proceeds of $266,000 for the repayment of notes receivable owed to the Company by two former officers of Towne Services.  The Company had previously written these notes off as uncollectible, therefore collection of these notes resulted in a gain.  This gain was recorded in 2004 as a non-operating gain in the accompanying consolidated statement of income.

21.    QUARTERLY FINANCIAL DATA (UNAUDITED)

	Quarter Ended (in thousands, except per share data)

	March 31, 2004	June 30, 2004	Sept. 30, 2004	Dec. 31, 2004	March 31, 2005	June 30, 2005	Sept. 30, 2005	Dec. 31, 2005

Statement of income data:
Revenues	$9,843	$10,156	$9,998	$9,652	$9,199	$9,501	$9,554	$10,097

Operating income (loss)	$(982)	$1,174	$1,216	$1,426	$693	$1,158	$1,189	$1,035

Income (loss) from operations before income taxes	$(1,172)	$1,341	$1,123	$1,340	$623	$1,088	$1,110	$873
Income tax provision (benefit)	(457)	526	(531)	524	244	423	433	259

Net income (loss)	(715)	815	1,654	816	379	665	677	614
Preferred stock dividends	438	545	540	533	540	540	540	540

Net income (loss) available to common Stockholders	$(1,153)	$270	$1,114	$283	$(161)	$125	$137	$74

Earnings (loss) per diluted common share	$(0.08)	$0.02	$0.07	$0.02	$(0.01)	$0.01	$0.01	$0.01

          The quarter ended March 31, 2004 included unusual charges totaling $1.7 million in operating expenses related to the completion of the capital event described in Note 3.

          The quarter ended September 30, 2004 included a $972,000 income tax benefit related to the favorable settlement of an income tax contingency as described in Note 14.

22.    SEGMENT INFORMATION

          The Company operates in two business segments:  financial institution services and retail inventory management and forecasting. The Company accounts for segment reporting under SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information.  Corporate overhead costs and interest have been allocated to income before income taxes of the retail inventory forecasting segment.  Additionally, $1.5 million of the goodwill originating from the Towne acquisition has been allocated to the retail inventory forecasting segment and is therefore included in the segment’s total assets.

          The following table summarizes the financial information concerning the Company’s reportable segments from continuing operations for the years ended December 31, 2005, 2004 and 2003.

	(in thousands)

	2005			2004			2003

(in thousands)	Financial Institution Services	Retail Inventory Forecasting	Total	Financial Institution Services	Retail Inventory Forecasting	Total	Financial Institution Services	Retail Inventory Forecasting	Total

Revenues	$29,673	$8,678	$38,351	$30,646	$9,003	$39,649	$34,033	$9,124	$43,157

Income before taxes	2,607	1,087	3,694	1,606	1,026	2,632	2,216	732	2,948

Assets	32,868	3,689	36,557	17,283	4,088	21,371	22,689	4,396	27,085

Total expenditures for additions to long-lived assets	1,580	19	1,599	1,095	149	1,244	838	40	878

23.    SUBSEQUENT EVENTS (UNAUDITED)

          On January 18, 2006, the Company acquired certain operating assets of P.T.C. Banking Systems, Inc. for total consideration of approximately $1.0 million. The acquisition will be accounted for as a purchase in accordance with SFAS No 141. The operating results of this business will be included in the operating results of the Company beginning on the date of acquisition.

          On January 23, 2006, the Bank of America Credit Agreement was amended and restated in its entirety  (“Amended and Restated Credit Facility”). The Amended and Restated Credit Facility is for a total of $18.0 million, consisting of a $10.0 million term loan due January 23, 2008, a $6.0 million term loan due July 23, 2006 and a $2.0 million revolving credit facility due January 23, 2008. The $10.0 million Term A note has scheduled principal payments as follows:

March 31 and June 30, 2006	$250,000/quarter
September 30 and December 31, 2006	$500,000/quarter
Thereafter (until maturity)	$750,000/quarter

          Interest on the term notes and the revolving line of credit is due quarterly in arrears at LIBOR plus 3.0% or the lender base rate (as defined in the agreement) as selected by the Company.

          The Amended and Restated Credit Facility prohibits the payment in cash of any dividends in all classes of stock for the entire term of the facility.

          The $6.0 million Term B note is guaranteed by The Lightyear Fund L.P.. In the event that we are unable to repay the $6.0 million Term B loan by July 23, 2006 and Lightyear is required to repay the Term B loan on our behalf, we are obligated to issue new Series D preferred shares to Lightyear. The Series D preferred shares will carry a 10% per annum dividend rate, will have a mandatory redemption date nine months from the date of issuance, and will require the issuance of 66,045 common stock warrants with an exercise price of $0.01 per share. We will also be required to pay a closing fee equal to 3.75% of the amount repaid by The Lightyear Fund, L.P. to Bank of America.

          Simultaneous with the execution of the Amended and Restated Credit Facility, the Company and Lightyear PBI Holdings, LLC. exchanged the Lightyear Note for 10,000 shares of Series C Preferred Stock of the Company. The Series C shares have a stated redemption date of December 9, 2010 at $10.0 million and carry a 10% annual dividend rate through June 8, 2007 and thereafter increasing to 12% annually. In accordance with SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity, the Series C preferred shares will be included in the liability section of our consolidated balance sheet. Further, the originally recorded debt discount did not change as a result of the exchange and it will continue to be accrued to interest expense until the stated redemption date. In connection with the conversion of the Lightyear Note into Series C Preferred Stock, the warrants that were issued as part of the Lightyear Note were amended such that the exercise price of such warrants can now be paid, at the option of their holder: (i) in cash or by wire transfer, (ii) by the surrender of shares that would otherwise be issuable upon exercise of the warrant that have a market price equal to the aggregate exercise price, or (iii) through a redemption of shares of the Company’s Series C Preferred Stock having a liquidation value equal to the aggregate exercise price. Under the terms of the amended warrant agreement and amended warrants, in the event that the Company redeems any shares of Series C Preferred Stock on or before June 23, 2007, the number of shares issuable pursuant to the warrants will be reduced in accordance with a formula set forth in the warrant agreements.

          On January 31, 2006, the Company acquired all of the outstanding capital stock of Goldleaf Technologies, Inc. (“Goldleaf”) for $17.2 million total consideration, consisting of $16.8 million in cash and $350,000 in common shares (272,342 shares). In conjunction with the Goldleaf acquisition, the Company entered into employment agreements with four of Goldleaf’s executives, which included signing bonuses totaling $1.8 million. Additionally, a total of 1.6 million common stock options with an exercise price of $1.33 were issued to certain employees of Goldleaf at closing. The acquisition will be accounted for as a purchase in accordance with SFAS No. 141 and the results of Goldleaf will be included with those of the Company beginning as of the date of acquisition.

24.    SUPPLEMENTAL PRO FORMA DATA (UNAUDITED)

          As described in Note 2, the Company acquired both KVI and Captiva during 2005. Below is a pro forma consolidated  statement of operations data of the Company as if these businesses were acquired as of January 1, 2005 and January 1, 2004, respectively.

2005 (in thousands)

	Private Business	KVI	Captiva	Pro Forma Adjustments		Total

Revenues	$38,351	$757	$1,713		$—	$40,821
				A	517
Operating expenses	34,276	935	2,289	B	393	38,410

Operating income (loss)	4,075	(178)	(576)		(910)	2,411
Nonoperating expense (income)	381	91	164	C	924	1,560
Income tax provision (benefit)	1,359	—	—	D	(1,027)	332

Net income (loss)	2,335	(269)	(740)		(807)	519
Preferred dividends	2,160	—	—		—	2,160

Net income (loss) available to common shareholders	$175	$(269)	$(740)		$(807)	$(1,641)

Diluted earnings (loss) per share	$0.01					$(0.11)

2004 (in thousands)

	Private Business	KVI	Captiva		Pro Forma Adjustments	Total

Revenues	$39,649	$1,539	$1,902		$—	$43,090
				A	693
Operating expenses	36,815	1,160	1,746	B	669	41,083

Operating income	2,834	379	156		(1,362)	2,007
Nonoperating expense (income)	202	(44)	84	C	1,003	1,245
Income tax provision (benefit)	62	—	—	D	(736)	(674)

Net income	2,570	423	72		(1,629)	1,436
Preferred dividends	2,056	—	—		—	2,056

Net income (loss) available to common shareholders	$514	$423	$72		$(1,629)	$(620)

Diluted earnings (loss) per share	$0.04					$(0.04)

          The 2005 Private Business column above includes the results of KVI and Captiva from their dates of acquisition of August 1, 2005 and December 9, 2005, respectively.

Proforma adjustments:

A

To increase amortization expense of new intangibles recorded as a result of the KVI and Captiva transactions.  The pro forma amounts utilized the $3.2 million of identified intangibles recorded (See Note 2), consisting of acquired technology ($760,000), customer lists ($1,566,000), non-competes ($715,000), and vendor program ($119,000) and are amortized over estimated average useful lives of three, ten and three years, respectively.

B

To increase general and administrative costs for the increased salaries of the new Chief Executive Officer and Senior Vice President of Leasing based on the employment agreements executed as part of these transactions

C

To increase interest expense for additional debt acquired by the company as consideration paid for the membership units of Captiva and KVI. Interest expense has been estimated assuming that the Lightyear PBI Holdings financing discussed above is used for the acquisitions. Therefore, the pro forma interest expense was calculated using an interest rate of 10% and includes amortization of the debt discount using the effective interest method.

D	To record income tax effects (at an effective rate of 39%) of the pro forma adjustments of each period.

          The pro forma statement of operations data does not include stock compensation expense for the new stock options issued in conjunction with the Captiva acquisition described in Note 2 above. The stock option grants made on October 20, 2005 totaled 3.3 million and the fair value using the Black-Scholes model is $0.74 per share. The Company accounts for stock-based compensation plans under the intrinsic value-based method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and does not utilize the fair value method. If the Company expensed options under SFAS No. 123, Accounting for Stock-Based Compensation, an estimated additional $398,000 of compensation expense would have been expensed during each of the years ended December 31, 2005 and 2004, respectively. Beginning January 1, 2006, the Company will be required to expense the remaining unvested fair value of all stock options, including those issued as part of this transaction. The estimated annual stock compensation expense for the stock options issued as part of the Captiva acquisition is $398,000.

          Captiva organized and began operations on April 1, 2005. On June 1, 2005, Captiva acquired all operating assets of Total Bank Technology, LLC (“TBT”). The year ended December 31, 2005 consists of the full five months results of TBT (January 1 – May 31, 2005 presented separately) prior to the acquisition by Captiva along with the results of Captiva from April 1, 2005 through December 31, 2005, including the results of TBT for the months of June through December 2005. Had Captiva been in existence as of January 1, 2004, the 2004 and 2005 results would have reflected additional expenses for the management team and facilities expense of Captiva.

          The pro forma financial data are presented for informational purposes. You should not rely on the pro forma amounts as being indicative of the financial position or the results of operations of the consolidated companies that would have actually occurred had the acquisitions been effective during the periods presented or of the future financial position or future results of operations of the consolidated companies. You should read this information in conjunction with the accompanying notes thereto and with the historical consolidated financial statements and accompanying notes of the company included elsewhere in this document.

SCHEDULE II

PRIVATE BUSINESS, INC.

VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Period	Additions Charged to Costs and Expenses (1)	Deductions (Charge Offs)(1)	Balance at End of Period

Year ended December 31, 2005
Allowance for doubtful accounts	$242,000	$138,000	$174,000	$206,000

Year ended December 31, 2004
Allowance for doubtful accounts	$358,000	$31,000	$147,000	$242,000

Year ended December 31, 2003
Allowance for doubtful accounts	$632,000	$260,000	$534,000	$358,000

(1)	Additions to the allowance for doubtful accounts are included in general and administrative expense. All deductions or charge offs are charged against the allowance for doubtful accounts.

SIGNATURES

          Pursuant to the requirements of Schedule 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRIVATE BUSINESS, INC

/s/ G. Lynn Boggs

G. Lynn Boggs
Chief Executive Officer

Date: March 22, 2006

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ G. Lynn Boggs	Chief Executive Officer and Director	March 22, 2006

G. Lynn Boggs

/s/ J. Scott Craighead	Chief Financial Officer (Principal Financial and Accounting Officer)	March 22, 2006

J. Scott Craighead

/s/ John D. Schneider, Jr.	Director	March 22, 2006

John D. Schneider, Jr.

/s/ David W. Glenn	Director	March 22, 2006

David W. Glenn

/s/ Thierry F. Ho	Director	March 22, 2006

Thierry F. Ho

/s/ David B. Ingram	Director	March 22, 2006

David B. Ingram

/s/ Robert A. McCabe, Jr.	Director	March 22, 2006

Robert A. McCabe, Jr.

/s/ Lawrence A. Hough	Director	March 22, 2006

Lawrence A. Hough

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit

3.1	Amended and Restated Charter of the Company (incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on No. 333-75013 Form S-1).
3.1.1	Charter Amendment Dated August 9, 2001 (incorporated by reference to Exhibit 3.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).
3.1.2	Charter Amendment Dated January 16, 2004 (incorporated by reference to Exhibit B of the Company’s Definitive Proxy Statement on Schedule 14A filed on December 29, 2003).
3.1.3	Charter Amendment Dated January 23, 2006 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on January 26, 2006).
3.1.4	Charter Amendment Dated January 24, 2006 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K Dated January 26, 2006).
3.2	Amended and Restated Bylaws of Private Business (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement No. 333-75013 on Form S-1).
3.2.1	Bylaw Amendment Dated January 20, 2004 (incorporated by reference to Exhibit 3.2.1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).
10.1	Stock Purchase Agreement dated as of July 24, 1998 (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement No. 333-75013 on Form S-1).
10.2	Stockholders Agreement dated as of August 7, 1998 (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement No. 333-75013 on Form S-1).
10.3	Registration Rights Agreement dated as of August 7, 1998 (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement No. 333-75013 on Form S-1).
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

10.13

Amendment to Employment Agreement dated October 21, 2005 between the Company and Henry M. Baroco (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 20, 2005).

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

Exhibit Number	Description of Exhibit

10.17

Private Business, Inc. 2004 Equity Incentive Plan (incorporated by reference to Appendix B to the Company’s Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on April 23, 2004).

10.18

Private Business, Inc. 2005 Long-Term Equity Incentive Plan (incorporated by reference to Annex E to the Company’s Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on November 17, 2005).

10.19

Amended and Restated Credit Agreement dated January 23, 2006 between Private Business, Inc. and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 26, 2006).

10.20

Guaranty Side Letter dated January 23, 2006 between Private Business, Inc., The Lightyear Fund, L.P. and Lightyear PBI Holdings, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 26, 2006).

10.21

Exchange Agreement dated January 23, 2006 between Private Business, Inc. and Lightyear PBI Holdings, LLC (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on January 26, 2006).

10.22

Amended and Restated Warrant Agreement dated January 23, 2006 between Private Business, Inc. and Lightyear PBI Holdings, LLC (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on January 26, 2006).

10.23

Amended and Restated Warrant Certificate dated January 23, 2006 issued by Private Business, Inc. to Lightyear PBI Holdings, LLC. (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on January 26, 2006).

10.24

Amended and Restated Warrant Certificate dated January 23, 2006 issued by Private Business, Inc. to Lightyear PBI Holdings, LLC (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on January 26, 2006).

10.25

Stock Purchase Agreement dated January 23, 2006 among Private Business, Inc. and the Stockholders of Goldleaf Technologies, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on January 24, 2006).

10.26

Agreement and Plan of Merger dated October 20, 2005 among Private Business, Inc., CSL Acquisition Corporation, Captiva Solutions, LLC, and certain of the Captiva members (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on October 25, 2005).

10.27

Securities Purchase Agreement dated December 9, 2005 between Private Business, Inc. and Lightyear PBI Holdings, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 12, 2005).

10.28

Senior Subordinated Note dated December 9, 2005 issued by Private Business, Inc. to Lightyear PBI Holdings, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 12, 2005).

10.29

Warrant Agreement dated December 9, 2005 between Private Business, Inc. and Lightyear PBI Holdings, LLC (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on December 12, 2005).

10.30

Warrant Certificate dated December 9, 2005 issued by Private Business, Inc. to Lightyear PBI Holdings, LLC (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on December 12, 2005).

10.31

Warrant Certificate dated December 9, 2005 issued by Private Business, Inc. to Lightyear PBI Holdings, LLC (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on December 12, 2005).

10.32

First Amendment to Credit Agreement dated December 8, 2005 between Private Business, Inc., the guarantors thereto, and Bank of America, N.A. (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on December 12, 2005).

10.33

First Amendment to Credit Agreement dated December 8, 2005 between Private Business, Inc., the guarantors thereto, and Bank of America, N.A. (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on December 12, 2005).

10.34

Revolving Note dated December 8, 2005 issued by Private Business, Inc. to Bank of America, N.A. (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on December 12, 2005).

10.35

Employment Agreement dated December 9, 2005 between Private Business, Inc. and G. Lynn Boggs (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed on December 12, 2005).

Exhibit Number	Description of Exhibit

21	Subsidiaries of Private Business.
23.1	Consent of Grant Thornton LLP.
23.2	Consent of Ernst & Young LLP.
31.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Chief Executive Officer.
31.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer.
32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 — Chief Executive Officer.
32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 — Chief Financial Officer.

The attachments referenced in these exhibits are not included in this filing but are available from Private Business upon request.