Form 10-Q
period 2006-03-31
GOLDLEAF FINANCIAL SOLUTIONS INC.
filed 2006-05-15
CIK 1069469

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2006
Commission file number 000-25959
Goldleaf Financial Solutions, Inc. (f/k/a Private Business, Inc.)
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
Yes ☑      No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one.)
Large accelerated filer ☐     Accelerated filer ☐      Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐      No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Class	Outstanding as of April 30, 2006

Common Stock, no par value	15,811,452 shares

GOLDLEAF FINANCIAL SOLUTIONS, INC.
Form 10-Q
For Quarter Ended March 31, 2006

Part 1
Financial Information
Item 1. Financial Statements
GOLDLEAF FINANCIAL SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
(in thousands, except share data)	2006	2005
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,360	$137
Restricted cash	10,336	50
Accounts receivable — trade, net of allowance for doubtful accounts of $304 and $206, respectively	5,312	4,773
Accounts receivable — other	21	26
Deferred tax assets	430	370
Investment in direct financing leases	1,931	2,235
Prepaid and other current assets	1,732	1,567

Total current assets	21,122	9,158

PROPERTY AND EQUIPMENT, NET	3,846	2,187
OPERATING LEASE EQUIPMENT, NET	155	187

OTHER ASSETS:
Software development costs, net	1,992	1,618
Deferred tax assets	2,723	1,456
Investment in direct financing leases, net of current portion	4,080	4,642
Intangible and other assets, net	15,961	4,931
Goodwill	24,745	12,378

Total other assets	49,501	25,025

Total assets	$74,624	$36,557

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$3,805	$2,535
Accrued liabilities	2,585	1,582
Dividends payable	1,052	—
Deferred revenue	2,926	456
Customer deposits	10,286	—
Current portion of capital lease obligations	258	—
Current portion of non-recourse lease notes payable	2,061	2,336
Note payable	850	—

Current portion of long-term debt	8,000	—

Total current liabilities	31,823	6,909

REVOLVING LINE OF CREDIT	1,600	—
NON-RECOURSE LEASE NOTES PAYABLE, net of current portion	3,510	4,056
DEFERRED REVENUE	3,050	—
CAPITAL LEASE OBLIGATIONS, net of current portion	1,257	—
OTHER NON-CURRENT LIABILITIES	119	230
LONG-TERM DEBT, net of current portion	7,750	—
NOTE PAYABLE	150	—
SENIOR SUBORDINATED LONG-TERM DEBT, net of unamortized discount of $1,491	—	8,509
PREFERRED STOCK, Series C redeemable, no par value, 10,000 shares issued and outstanding; net of unamortized discount of $1,416	8,584	—

Total liabilities	57,843	19,704

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Common stock, no par value; 100,000,000 shares authorized; shares issued and outstanding, 15,811,452 and 15,489,454, respectively	—	—
Preferred Stock, 20,000,000 shares authorized:
Series A non-convertible, no par value; 20,000 shares issued and outstanding, respectively	6,209	6,209
Series B convertible, no par value; 40,031 shares issued and outstanding	114	114
Additional paid-in capital	7,625	6,998
Retained earnings	2,833	3,532

Total stockholders’ equity	16,781	16,853

Total liabilities and stockholders’ equity	$74,624	$36,557

The accompanying notes are an integral part of these consolidated financial statements.

GOLDLEAF FINANCIAL SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS — UNAUDITED
For the Three Months Ended March 31, 2006 and 2005

(in thousands, except per share data)	2006	2005
REVENUES:
Financial institution service fees	$10,214	$6,960
Retail inventory management services	2,095	2,202
Other products and services	722	37

Total revenues	13,031	9,199

OPERATING EXPENSES:
General and administrative	5,551	3,936
Selling and marketing	6,095	4,299
Research and development	276	63
Amortization	583	208
Other operating (income) expense, net	109	—

Total operating expenses	12,614	8,506

OPERATING INCOME	417	693
INTEREST EXPENSE, NET	655	70

INCOME (LOSS) BEFORE INCOME TAXES	(238)	623
Income tax provision (benefit)	(91)	244

NET INCOME (LOSS)	(147)	379
Preferred stock dividends	552	540

NET LOSS AVAILABLE TO COMMON SHAREHOLDERS	$(699)	$(161)

LOSS PER SHARE:
Basic	$(0.04)	$(0.01)

Diluted	$(0.04)	$(0.01)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	15,723	14,575

Diluted	15,723	14,575

The accompanying notes are an integral part of these consolidated financial statements.

GOLDLEAF FINANCIAL SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED
For the Three Months Ended March 31, 2006 and 2005

(in thousands)	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(147)	$379
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Write-off of debt issuance costs	112	—
Depreciation and amortization	943	525
Depreciation on fixed assets under operating leases	23	—
Deferred taxes	(76)	202
Amortization of debt issuance costs and discount	164	24
Stock option compensation expense	160	6
Deferred gain on land sale	(4)	(4)
Loss on write-down or disposal of fixed assets and software development costs	32	—
Amortization of lease income and initial direct costs	(168)	—
Gain on sale of leased equipment	(28)	—
Gain on sale of other assets	(40)	—
Changes in assets and liabilities:
Accounts receivable	(107)	(15)
Prepaid and other current assets	281	140
Accounts payable	581	(440)
Accrued liabilities	(236)	(309)
Deferred revenue	570	(100)
Other non-current liabilities	6	—

Net cash provided by operating activities	2,066	408

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of P.T.C. Banking assets	(968)	—
Acquisition of Goldleaf Technologies, Inc, net of cash acquired	(16,396)	—
Investment in direct financing leases	(29)	—
Lease receivables paid	993	—
Proceeds from lease terminations	27	—
Proceeds received from sale of other assets	62	—
Additions to property and equipment	(170)	(66)
Additions to intangibles and other assets	(10)	—
Software development costs	(496)	(153)
Payments received on notes receivable	14	—

Net cash used in investing activities	(16,973)	(219)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments on long-term debt	(250)	(416)
Repayments on capital lease obligations	(42)	—
Proceeds from amended and restated debt facility with Bank of America, net of issuance cost of $425	15,575	—
Proceeds from revolving line of credit, net	1,493	400
Repayments of non-recourse lease financing notes payable	(658)	—
Proceeds from non-recourse lease financing notes payable	6	—
Proceeds from exercise of employee stock options	2	358
Stock issued through employee stock purchase plan	4	9
Payments of preferred dividends declared	—	(540)

Net cash provided by (used in) financing activities	16,130	(189)

NET CHANGE IN CASH AND CASH EQUIVALENTS	1,223	—
CASH AND CASH EQUIVALENTS at beginning of year	137	7

CASH AND CASH EQUIVALENTS at end of period	$1,360	$7

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash payments for income taxes during period	$58	$119

Cash payments of interest during period	$267	$45

NONCASH INVESTING ACTIVITIES:
Issuance of 314,768 common shares as purchase consideration in the Goldleaf Technologies, Inc. and P.T.C. Banking acquisitions	$461	$—

Issuance of note payable to Goldleaf executive for signing bonus	$1,000	$—

The accompanying notes are an integral part of these consolidated financial statements.

GOLDLEAF FINANCIAL SOLUTIONS, INC.
Notes to Consolidated Financial Statements — Unaudited
A. The Company
     Goldleaf Financial Solutions, Inc. (“we” or the “Company”) was formerly known as Private Business, Inc. until its name changed effective May 4, 2006. The Company is a provider of a suite of technology-based products and services that help community financial institutions serve their customers, improve their operational efficiencies, enhance their competitive position, increase their profitability and help them satisfy regulatory requirements. We provide our solutions primarily on an outsourced basis, which enables our clients to obtain advanced products without having to incur substantial capital expense and hire the skilled personnel required to develop, implement and update their internal systems. In addition to the suite of solutions we offer to community financial institutions, we also offer products and services to small businesses.
B. Summary of Significant Accounting Policies
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
     These consolidated financial statements, footnote disclosures and other information should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2005.
     Principles of Consolidation
     The accompanying financial statements include the accounts of Goldleaf Financial Solutions, Inc. and its wholly owned subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation.
     Our significant accounting policies include revenue recognition, software development costs, income taxes and acquisition accounting and accounting for long-lived assets, intangibles assets and goodwill. Please refer to our critical accounting policies as described in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2005 for a more detailed description of these accounting policies.
     Comprehensive Income
     The Company applies the provisions of SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 requires that the changes in the amounts of certain items, including gains and losses on certain securities, be shown in the financial statements as a component of comprehensive income. As of March 31, 2006, there was no difference between total comprehensive income and net loss.
     Stock-Based Compensation
     On January 1, 2006, the Company adopted SFAS No. 123R, Share-Based Payment, which replaces SFAS No. 123 and supersedes APB Opinion No. 25. SFAS No. 123R requires the cost of employee services received in exchange for equity instruments awarded or liabilities incurred to be recognized in the financial statements. Under this method, compensation cost in the first quarter of 2006 includes the portion vesting in the period for (1) all share-based payments granted prior to, but not vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (2) all share-based payments granted subsequent to December 31, 2005, based on the grant date fair value estimated using the Black-Scholes option pricing.
     The Company has four stock option plans; the 1994 Stock Option Plan, the 1999 Stock Option Plan, the 2004 Equity Incentive Plan, and the 2005 Long-Term Equity Incentive Plan. Options under these plans include non-qualified and incentive stock options and are issued to officers, key employees and directors of the Company. The Company has reserved 8,203,547 new shares of common stock for these plans, under which the options are typically granted at a minimum of 100% of the fair market value of common stock on the date of the grant, expire 10 years from the date of the grant and typically vest over a four-year service period as determined by the board of directors. Certain options provide for accelerated vesting if there is a change in control (as defined by the plans). The Company also has approximately 848,484 shares of common stock reserved for the issuance of options replacing the Towne options outstanding at the time of the Towne merger.
     Under the Black-Scholes option-pricing model, the Company estimated volatility using its historical share price performance over the expected life of the option. Results of prior periods do not reflect any restated amounts, and the Company had no cumulative effect adjustment upon adoption of SFAS No. 123R under the modified prospective method. The Company’s policy is to recognize compensation cost for awards with only service conditions and a graded vesting schedule on a straight-line basis over the requisite service period for the entire award. Additionally, the Company’s policy is to issue new shares of common stock to satisfy stock option exercises or grants of restricted shares. The Company has determined that it has two pools of employees for the purpose of calculating the estimated compensation cost: executive officers pool and non-executive officers’ pool. These two pools properly segregate our employees that have similar historical exercise and forfeiture behavior.
     The adoption of SFAS No. 123R decreased the Company’s first quarter 2006 reported operating income and increased the loss before income taxes by approximately $160,000, increased the reported net loss by approximately $98,000 and increased the reported basic and diluted net loss per share by $0.01 per share. The expense, before income tax effect, is reflected proportionately in the general and administrative expense, selling and marketing expense, and research and development expense. The Company’s adoption of SFAS No. 123R did not affect operating income, income before income taxes, net income, cash flow from operations, cash flow from financing activities, and basic and diluted net income per share in the comparable first quarter of 2005.
     The fair value of each option award is estimated, on the date of grant using the Black-Scholes option pricing model, which incorporates ranges of assumptions for inputs as shown in the following table.
•	The expected volatility is estimated based on the historical volatility of the Company’s stock over the contractual life of the options and the Company’s expectations regarding stock volatility in the future.

•	The Company uses historical data to estimate option exercise and employee termination behavior within the valuation model; the expected life of options granted is derived from historical Company experience and represents the period of time the options are expected to be outstanding.

•	The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods within the contractual life of the option.

	Quarter Ended March 31,
	2006	2005
Dividend yield range	0.0%	0.0%
Expected volatility	58%	75%
Risk-free interest rate range	4.5%	4.0%
Expected term (in years)	6.2 years	8 years
     As of March 31, 2006, there was $2.6 million of total unrecognized compensation cost related to unvested share-based compensation arrangements. We expect to recognize this cost over a weighted-average period of 3.6 years.
     Below is a summary of the Company’s option activity as of March 31, 2006, and changes during the quarter then ended:

		Weighted Average	Remaining	Intrinsic
	Number of Shares	Exercise Price	Contractual Life	Value
Balance of December 31, 2005	5,363,296	$2.24
Granted	1,777,300	1.33
Exercised	(2,800)	0.59
Canceled	(94,677)	2.17

Balance of March 31, 2006	7,043,119	$1.94	8.4 years	$2,389,427

Balance exercisable at March 31, 2006	1,689,828	$3.78	7.4 years	$443,455

     The weighted-average grant date fair value of options granted during the quarter ended March 31, 2006 and 2005 was $0.79 and $1.65, respectively. The total fair value of stock options that vested during the three months ended March 31, 2006 was $84,956. The total intrinsic value of stock options exercised during the three months ended March 31, 2006 was $3,162.
     During the first quarter of 2006, cash received from options exercised was $1,652, and the actual tax benefit realized for the tax deductions from stock options exercised totaled $0.
     Prior to January 1, 2006, the Company accounted for its stock-based compensation plans under the intrinsic value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and did not utilize the fair value method.

     The following table illustrates the effect on net loss available to common shareholders and earnings loss per share if the fair value based method had been applied to all outstanding and unvested awards for the three-month period ended March 31, 2005.

Three Months Ended
(in thousands, except per share data)	March 31, 2005
Net loss available to common shareholders, as reported	$(161)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects	4
Add: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	15

Pro forma net loss	$(142)

Loss per share:
Basic—as reported	$(0.01)

Basic—pro forma	$(0.01)

Diluted—as reported	$(0.01)

Diluted—pro forma	$(0.01)

C. Reclassifications
     Historically, we have reported our results of operations using the following revenue line items; participation fees; software license; retail inventory management services; insurance brokerage fees; and maintenance and other. Due to our recent acquisitions, we believe that the presentation using revenue line items for financial institution service fees, retail inventory management services and other products and services, will be more useful to an understanding of our operations. Therefore, we intend to present our consolidated statement of operations in this manner on an ongoing basis beginning with the consolidated unaudited financial statements included in this Quarterly Report on Form 10-Q. Revenues for the three-month period ended March 31, 2005 have been reclassified to reflect this presentation.
     Certain prior year amounts have been reclassified to conform with current year presentation.
D. Acquisitions
     Assets of P.T.C. Banking Systems, Inc.
     On January 18, 2006, the Company executed an asset purchase agreement to acquire certain operating assets and liabilities from P.T.C. Banking Systems, Inc. (“P.T.C.”), in exchange for cash consideration of $948,836 and common stock consideration of $61,000 (42,427 shares valued at $1.46). Simultaneous with the execution of the asset purchase agreement, the Company entered into a one-year employment agreement with the principal officer of P.T.C. The operating results of P.T.C. were included with those of the Company beginning January 18, 2006. The transaction was accounted for in accordance with SFAS No. 141, Business Combinations. The preliminary purchase price allocation is as follows:

(in thousands, except per share amounts)
Purchase Price:
Cash	$949
Common shares (42,427 shares valued at $1.46 per share)	61
Direct costs of acquisition	19

Total purchase price	$1,029

Value assigned to assets and liabilities:
Assets:
Current assets	10
Property and equipment	38
Customer list (estimated life of ten years)	150
Acquired technology (estimated life of five years)	500
Trademarks/tradenames (indefinite life)	50
Non-compete (estimated life of three years)	75
Goodwill/unidentified intangibles	476
Liabilities:
Accounts payable	10
Accrued liabilities	10
Deferred revenue	250

Total net assets	$1,029

     The Company is continuing to evaluate and value any identifiable intangible assets of P.T.C. and expects to complete this analysis by June 30, 2006. The above preliminary purchase price allocation may be adjusted based on the results of this analysis.
     Goldleaf Technologies, Inc.
     On January 31, 2006, the Company acquired 100% of the outstanding capital stock of Goldleaf Technologies, Inc. (“GTI”) in exchange for cash consideration of $16,785,121 and common stock consideration of $400,341 (272,341 shares valued at $1.47 per share). Simultaneous of the execution of the merger agreement, the Company entered into a two-year employment agreement with the chief executive officer of GTI to become an executive vice president of the Company. The operating results of GTI were included with those of the Company beginning January 31, 2006. The transaction was accounted for in accordance with SFAS No. 141, Business Combinations. The Company will engage an independent third party to assist in the identification and valuation of identifiable intangible assets, which is expected to be completed by June 30, 2006. The preliminary purchase price allocation is as follows:

(in thousands except share amounts)
Purchase Price:
Cash (includes $830,000 paid to executives considered as purchase price)	$17,615
Note payable to executive	1,000
Common shares (272,341 shares valued at $1.47 per share)	400
Direct acquisition costs	186

Total purchase price	$19,201

Value assigned to assets and liabilities:
Assets:
Cash	$1,405
Restricted cash	11,258
Accounts receivable	560
Other current assets	156
Property and equipment	1,811
Deferred tax asset	1,250
Customer list (estimated life of ten years)	5,000
Acquired technology (estimated life of seven years)	2,000
Trademarks/tradenames (indefinite life)	1,000
Product patents (estimated life of twenty years)	2,000
Non-compete (estimated life of three years)	500
Goodwill/unidentified intangibles	11,772
Liabilities:
Accounts payable	738
Accrued liabilities	1,638
Customer deposits	11,258
Capital lease obligations	1,557
Deferred revenue	4,320

Total net assets	$19,201

     The Company is continuing to evaluate and value any identifiable intangible assets of GTI and expects to complete this analysis by June 30, 2006. The above preliminary purchase price allocation may be adjusted based on the results of this analysis.
     The acquisition of GTI brings an additional three primary products from which its revenues are generated; ACH Manager and Client, remote deposit and website design and hosting. Below are the current revenue recognition policies for these products.
     ACH Manager and Client (“ACH”) and Remote Deposit Revenue
     The ACH and Remote Deposit products are accounted for in accordance with EITF No. 00-21, Revenue Arrangements with Multiple Deliverables. These products are licensed under automatically renewing agreements, which allow the licensees use of the software for the term of the agreement (typically five years) and each renewal period. Typically, there is an up-front fee, an annual or monthly maintenance fee for each year of the contract, and per transaction fees for processing of ACH and remote deposit transactions. The Company also offers training services on a per training day basis if the customer requests training. The Company has not established sufficient evidence of stand-alone value of the distinct elements of the arrangement and therefore has deferred the up-front fees and is amortizing the fees to revenue over the estimated life of the customer relationship, which was estimated at six years for the ACH revenue stream and five years for the remote deposit revenue stream, for the periods presented in the accompanying financial statements. The annual maintenance fee covers phone support and all unspecified software enhancements and upgrades. Annual maintenance fees are deferred and recognized into income over the one-year life of the maintenance agreement. Monthly maintenance fees are recognized on a monthly basis as earned. The transaction fees are recognized monthly as the transactions occur. Training is recognized when delivered based on the fair value of the training services when delivered separately.

     Website Design and Hosting
     The Company offers financial institution website design services as well as hosting services for the website once design is complete. The Company charges an up-front fee for the design services and charges a monthly website hosting fee each month of the contract, which is typically five years. Typically included in the monthly hosting fee is a limited amount of website maintenance hours each month. Any maintenance work exceeding the designated number of hours included in the monthly hosting fee is billed at an agreed upon hourly rate as the services are rendered. The Company accounts for the website design and hosting services in accordance with EITF No. 00-21. The Company has not established objective and reliable evidence of fair value of the undelivered elements (the hosting and maintenance services) and therefore has deferred the up-front design fees and amortizes the fees to revenue over the estimated life of the customer, which was estimated at five years for the periods presented in the accompanying financial statements. Monthly hosting and maintenance revenues are recognized on a monthly basis as earned.
E. Debt
     On January 23, 2006, the Bank of America Credit Agreement was amended and restated in its entirety (“Amended and Restated Credit Facility”). The Amended and Restated Credit Facility is for an original principal amount of $18.0 million, consisting of a $10.0 million term loan due January 23, 2008, a $6.0 million term loan due July 23, 2006 and a $2.0 million revolving credit facility due January 23, 2008. The $10.0 million Term A Note has scheduled principal payments as follows:

March 31, and June 30, 2006	$250,000/quarter
September 30 and December 31, 2006	$500,000/quarter
Thereafter (until maturity)	$750,000/quarter
     Interest on the term notes and the revolving line of credit is due quarterly in arrears at LIBOR plus 3.0% or the lender base rate (as defined in the Amended and Restated Credit Facility) as selected by the Company.
     The $6.0 million Term B Note is guaranteed by The Lightyear Fund, L.P. If we are unable to repay the $6.0 million Term B loan by July 23, 2006 and The Lightyear Fund, L.P. is required to repay the Term B loan on our behalf, we are obligated to issue new Series D preferred shares to The Lightyear Fund, L.P. The Series D preferred shares will carry a 10% per annum dividend rate, will have a mandatory redemption date nine months from the date of issuance, and will require the issuance of a warrant to purchase 66,045 shares of common stock with an exercise price of $0.01 per share. We will also be required to pay a closing fee equal to 3.75% of the amount The Lightyear Fund, L.P. repays to Bank of America on our behalf.
     Simultaneous with the execution of the Amended and Restated Credit Facility, the Company and Lightyear PBI Holdings, LLC (“Lightyear”) exchanged a $10.0 million subordinated note that the Company had issued to Lightyear in December 2005 (the “Lightyear Note”) for 10,000 shares of the Company’s Series C Preferred Stock. The Series C shares have a stated redemption date of December 9, 2010 at $10.0 million and carry a 10% annual dividend rate through June 8, 2007 and thereafter increasing to 12% annually. In accordance with SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity, the Series C preferred shares are included in the liability section of our consolidated balance sheet, and dividends on the Series C Preferred Stock are charged to interest expense as accrued. Further, the originally recorded debt discount did not change as a result of the exchange, and it will continue to be accrued to interest expense until the stated redemption date. In connection with the exchange of the Lightyear Note for Series C Preferred Stock, the warrants that were issued in December 2005 in connection with the Lightyear Note were amended such that the exercise price of such warrants can now be paid, at the option of their holder: (i) in cash or by wire transfer, (ii) by the surrender of shares that would otherwise be issuable upon exercise of the warrant that have a market price equal to the aggregate exercise price, or (iii) through a redemption of shares of the Company’s Series C Preferred Stock having a liquidation value equal to the aggregate exercise price. Under the terms of the amended warrant agreement and amended warrants, in the event that the Company redeems any shares of Series C Preferred Stock on or before June 23, 2007, the number of shares issuable pursuant to the warrants will be reduced in accordance with a formula set forth in the warrant agreement.
     As a result of entering into the Amended and Restated Credit Facility with Bank of America, the Company recorded a one-time charge of $112,296 to write off the remaining unamortized debt issuance costs from the prior debt facility.
     On April 5, 2006, the Company further amended the Amended and Restated Credit Facility to allow for two additional unsecured term loans. Term Loan C and Term Loan D were executed on April 5, 2006 for $1.0 million and $750,000, respectively. Both loans mature on September 30, 2006 and carry the same interest rates as the other term loans described above.
     The Bank of America Credit Facility is secured by a pledge of all Company assets, imposes financial covenants, and requirements and contains limitations on the Company’s ability to sell material assets, redeem capital stock and pay dividends, among other actions. As of March 31, 2006, the Company was in compliance with all such covenants as amended on May 8, 2006. The facility had an interest rate of approximately 7.5% during the first quarter of 2006. Total interest expense for this facility for the first quarter of 2006 was approximately $219,000.

     In conjunction with the acquisition of GTI discussed in Note D, the Company issued two notes payable to Paul McCulloch, the President of GTI, as a portion of the consideration paid to him for executing an employment agreement with the Company. The notes are for $850,000 (due June 15, 2006) and $150,000 (due April 30, 2007), are unsecured and carry interest at prime rate as published in The Wall Street Journal (7.5% at March 31, 2006).
F. Net Income Per Share
     Basic earnings per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income available to common shareholders by the weighted average number of common and common equivalent shares outstanding during the period, which includes the additional dilution related to exercise of stock options and warrants as computed under the treasury stock method and the conversion of the preferred stock under the if-converted method.
     The following table represents information necessary to calculate earnings per share for the three-month period ended March 31, 2006 and 2005:

	Three Months Ended
	March 31,
(in thousands)	2006	2005
Net loss available to common shareholders	$(699)	$(161)

Weighted average common shares outstanding	15,723	14,575
Plus additional shares from common stock equivalent shares:
Options and convertible preferred stock	0	0

Diluted weighted average common shares outstanding	15,723	14,575

     For the three months ended March 31, 2006 and 2005, approximately 26.4 million and 18.1 million employee stock options, warrants and the Series B preferred shares were excluded from diluted earnings per share calculations, as their effects were anti-dilutive.
G. Legal Proceedings
     We are not currently a party to, and none of our material properties is currently subject to, any material litigation other than routine litigation incidental to our business.
H. Segment Information
     The Company accounts for segment reporting under SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. Corporate overhead costs and interest have not been allocated to income before taxes of the retail inventory forecasting segment. Additionally, $1.5 million of goodwill associated with the Company’s August 2001 merger with Towne Services, Inc. has been allocated to the retail inventory forecasting segment and is therefore included in the segment’s total assets.
     The following tables summarize the financial information concerning the Company’s reportable segments as of and for the three months ended March 31, 2006 and 2005.

	Three Months Ended			Three Months Ended
	March 31, 2006			March 31, 2005
		Retail			Retail
	Financial	Inventory		Financial	Inventory
	Institution	Management		Institution	Management
(in thousands)	Service Fees	Services	Total	Service Fees	Services	Total
Revenues	$10,928	$2,103	$13,031	$6,997	$2,202	$9,199

(Loss) income before taxes	(638)	400	(238)	346	277	623

Assets	70,990	3,634	74,624	16,646	4,012	20,658

Total expenditures for additions to long-lived assets	$664	$12	$676	$219	$0	$219

I. Stock Option Grants
     In conjunction with the acquisition of GTI discussed in Note D above, the Company granted 1,777,300 common stock options at an exercise price of $1.33 per share. These options were issued under the Company’s 2005 Long-Term Incentive Plan and vest one-fourth each year. The Company has calculated the estimated fair value of these options in accordance with SFAS 123R using a volatility rate of 58%, an expected dividend yield of 0.0%, a risk-free rate of return of 4.5% and an expected life of 6.2 years. The estimated fair value of these options, using the above assumptions, is $0.79 per share.
J. Supplemental Unaudited Pro Forma Financial Data
     As described in Note D, the Company acquired GTI in the first quarter of 2006. Furthermore, the Company acquired KVI Capital, Inc. (KVI Capital) and Captiva Solutions, LLC (Captiva) in the third and fourth quarters of 2005, respectively. Below is unaudited pro forma consolidated statement of operations data of the Company as if these businesses were acquired as of January 1, 2006 (GTI) and January 1, 2005 (GTI, KVI Capital, and Captiva), respectively.

	Unaudited Pro Forma Statement of Operations
	For The Three Months Ended March 31, 2006
			Unaudited Pro Forma
			Adjustments
(in thousands, except per share data)	Goldleaf	GTI	Debit		Credit		Total
Revenues	$13,031	$1,014	A $	41			$14,004
			B	88
Operating expenses	12,614	1,010	C	6			13,718

Operating income (loss)	417	4		(135)			286
Interest expense, net	655	0	D	87			742

Income (loss) before provision (benefit) for income taxes	(238)	4		(222)			(456)

Income tax benefit	(91)	0			E	87	(178)

Net loss	(147)	4					(278)
Preferred dividends	552	0					552

Net loss available to common shareholders	$(699)	$4		(222)		87	$(830)

Diluted earnings (loss) per share	$(0.04)						$(0.05)

	Unaudited Pro Forma Statement of Operations
	For The Year Ended December 31, 2005
					Unaudited
					Pro Forma Adjustments
(in thousands, except per share data)	Goldleaf	Captiva	KVI Capital	GTI	Debit		Credit		Pro Forma
Revenues	$38,351	$1,713	$757	$9,412	A $	917	$		$49,316
Operating expenses	34,276	2,289	935	10,721	B	1,124

					C	468			49,813

Operating income (loss)	4,075	(576)	(178)	(1,309)		(2,509)			(497)

Interest expense, net	381	164	91	(39)	D	2,369			2,966

Total other expenses	381	164	91	(39)		2,369			2,966

Income (loss) before provision for income taxes	3,694	(740)	(269)	(1,270)		(4,878)			(3,463)
Provision (benefit) for income taxes	1,359						E	2,710	(1,351)

Net income (loss)	2,335	(740)	(269)	(1,270)		(4,878)		2,710	(2,112)
Preferred stock dividends	2,160			2,915			F	2,915	2,160

Net income (loss) attributable to common shareholders	175	(740)	(269)	(4,185)		(4,878)		5,625	(4,272)

Diluted earnings (loss) per share	$0.01								$(0.28)

     The 2006 Goldleaf column above includes the results of GTI from its date of acquisition of January 31, 2006. The 2005 Goldleaf columns above includes the results of KVI Capital and Captiva from their dates of acquisition of August 1 and December 9, 2005, respectively.
     Pro forma adjustments:
A.	To reduce revenues for GTI related to estimated deferred revenues that would not have been realized had we acquired GTI as of January 1, 2006 and January 1, 2005, respectively, and recorded the deferred service obligation at its estimated fair value as of that date.

B.	To increase amortization expense of new intangibles recorded as a result of the acquisitions. For 2006, the pro forma amounts assume that the Company recorded approximately $10.5 million of identified intangibles, consisting of acquired technology ($2.0 million), customer lists ($5.0 million), non-compete agreements ($500,000), tradenames and trademarks ($1.0 million) and product patents ($2.0 million), and that the Company amortizes these amounts over estimated useful lives of seven, ten, three, indefinite and twenty years, respectively. For 2005, the pro forma amounts assume that the Company recorded approximately $13.7 million of identified intangibles, consisting of acquired technology ($2.8 million), customer lists ($6.6 million), vendor program ($0.1 million), non-compete agreements ($1.2 million), tradenames and trademarks ($1.0 million) and product patents ($2.0 million), and that the Company amortizes these amounts over estimated average useful lives of five, ten, seven, three, indefinite, and twenty years, respectively.

C.	To increase general and administrative costs for the increased salary of the Company’s new chief executive officer and executive officers of KVI Capital and GTI based on the employment agreements executed as part of these acquisitions.

D.	To increase interest expense for additional debt we acquired to fund the purchase prices of KVI Capital, Captiva and GTI. The Company has estimated interest expense assuming a weighted average interest rate for the two debt instruments used to complete the transactions: the $10.0 million Lightyear Series C redeemable preferred stock at 10% (as received in exchange for a $10.0 million subordinated note we originally issued) and the $18.0 million Bank of America credit facility. Therefore, the pro forma interest expense was calculated using an interest rate of 7.5% (2006) and 8.3% (2005) and includes accretion of the debt discount (related to common stock warrants issued to Lightyear in connection with the $10.0 million financing ) using the effective interest method.

E.	To record income tax effects of the pro forma adjustments at the Company’s effective rate of 39%.

F.	To reduce preferred dividends for the elimination of GTI dividends ($2.9 million in 2005).
     The pro forma statement of operations data for the year ended December 31, 2005 do not include stock compensation expense for the new stock options issued in conjunction with the Captiva and GTI acquisitions. The stock option grants made on October 20, 2005 (related to Captiva) and January 31, 2006 (related to GTI) totaled 4.6 million. Had these option grants been issued as of January 1, 2005, the estimated fair value using the Black-Scholes model would have been $1.41 and $1.61 per share, respectively. Until January 1, 2006, the Company accounted for stock-based compensation plans under the intrinsic value-based method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and did not utilize the fair value method. If the Company expensed options under SFAS No. 123, Accounting for Stock-Based Compensation, during 2005 and if the Company had acquired Captiva and GTI on January 1, 2005, an estimated additional $1.3 million of compensation expense would have been expensed during the year ended December 31, 2005. Beginning January 1, 2006, the Company began to expense the remaining unvested fair value of all stock options, including those issued as part of the GTI and Captiva transactions. The estimated annual stock compensation expense for the stock options issued as part of these acquisitions, using the actual calculated fair values of $0.74 and $.83, respectively, is approximately $464,000.
     Captiva organized and began operations on April 1, 2005. On June 1, 2005, Captiva acquired all the operating assets of Total Bank Technology, LLC (“TBT”). The year ended December 31, 2005 consists of the full five months’ results of TBT (January 1 — May 31, 2005 presented separately) prior to the acquisition by Captiva along with the results of Captiva from April 1, 2005 through December 31, 2005, including the results of TBT for the months of June through December 2005. Had Captiva been in existence as of January 1, 2005, the 2005 results would have reflected additional expenses for the management team and facilities expense of Captiva.
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
K. Related Party Transaction
     In conjunction with the acquisition of GTI discussed in Note D, the Company issued two notes payable to Paul McCulloch, the President of GTI, as a portion of the consideration paid to him for executing an employment agreement with the Company. The notes are for $850,000 (due June 15, 2006) and $150,000 (due April 30, 2007), are unsecured and carry interest at prime rate as published in The Wall Street Journal (7.5% at March 31, 2006). These notes were classified as additional purchase price.
L. Subsequent Events
     On April 5, 2006, the Company entered into an amendment to its existing credit facility with Bank of America. The amendment increased the total facility from $18.0 million to $19.75 million through the issuance of two additional term notes. Term Note C is for a total of $1.0 million and term Note D is for a total of $750,000. Both of these notes are unsecured and mature on September 30, 2006. Interest is payable quarterly at the Company’s option of LIBOR plus 3.0% or the lender’s base rate.

     Under the terms of the Bank of America credit facility, we are prohibited from declaring and paying cash dividends on our preferred stock during the term of the facility. On January 23, 2006, Lightyear agreed to accept PIK (paid in kind) dividends consisting of preferred stock and warrants, in lieu of cash dividends on (a) the Series A preferred stock through January 1, 2007 and (b) the Series C preferred stock through January 1, 2008. Accordingly, on April 1, 2006, we issued:
•	an additional 500 shares of Series A preferred stock to Lightyear in lieu of $500,000 in cash dividends that became due on January 1, 2006 on the Series A preferred stock;

•	an additional 512.5 shares of Series A preferred stock to Lightyear in lieu of $512,500 in cash dividends that became due on April 1, 2006 on the Series A preferred stock; and

•	warrants to Lightyear that give Lightyear the right to purchase 767,045 shares of our common stock at an exercise price of $1.32 per share.
     On May 4, 2006 at the Company’s annual shareholder meeting, the shareholders approved a for a one for five, one for six, or one for seven reverse stock split, only one of which, if any, is to be effected as finally approved by the registrant’s board of directors. The Company anticipates that the reverse split will take effect just prior to the pricing of the Company’s proposed secondary offering of common stock. Also at the May 4, 2006 annual shareholder meeting, the shareholders approved changing the name of the Company from Private Business, Inc. to Goldleaf Financial Solutions, Inc., and the name change became effective on May 5, 2006.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations Three Months Ended March 31, 2006 and 2005
Note Regarding Forward Looking Information
     This report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements relate to future economic performance, plans and objectives of management for future operations and projections of revenues and other financial items that are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management. The words “expect,” “estimate,” “anticipate,” “believe,” and similar expressions are intended to identify forward-looking statements. We make forward-looking statements in Items 2 and 3 of Part I and in Item 1A of Part II of this report. Some of the forward-looking statements relate to our intent, belief or expectations regarding our strategies and plans for operations and growth. Other forward-looking statements relate to trends affecting our financial condition and results of operations and our anticipated capital needs and expenditures. These statements involve risks, uncertainties and assumptions, including industry and economic conditions, competition and other factors discussed in this and our other filings with the SEC. These forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and actual results may differ materially from those that are anticipated in the forward-looking statements. Other forward-looking statements relate to trends affecting our financial condition and results of operations and our anticipated capital needs and expenditures. See Part II, Item 1A, “Risk Factors” below, for a description of some of the important factors that may affect actual outcomes.
     For these forward-looking statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. You should not place undue reliance on the forward-looking statements, which speak only as of the date of this report. All subsequent written and oral forward-looking statements attributable to us or any person acting on our behalf is expressly qualified in their entirety by the cautionary statements contained or referred to in this section. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
Overview
     We provide a suite of technology-based products and services that help community financial institutions compete more effectively with larger regional and national financial institutions. Our solutions enable our clients to focus on their core competencies while we help them meet their product and technology needs. We provide our solutions primarily on an outsourced basis. Historically, we have generated our revenues primarily from participation fees, software licenses fees, maintenance fees and insurance brokerage fees derived from our accounts receivable financing solution and from fees associated with our retail inventory management services. Beginning in December 2005, we broadened our focus to providing a broader suite of solutions primarily to community financial institutions. We accomplished this shift in strategy by acquiring:
•	Captiva Solutions, LLC, or Captiva, which added core data processing as well as image and item processing,

•	P.T.C. Banking Systems, Inc., or P.T.C., which added teller automation systems; and

•	Goldleaf Technologies, Inc., or GTI, which added ACH processing, remote capture processing, and website design and hosting.
     In addition to these acquisitions, we further implemented our strategy by adding several new members to our management team who have significant industry experience, including Lynn Boggs, our new chief executive officer. We now offer products and services to over 2,500 community financial institutions, which gives us an opportunity to cross-sell our full range of products and services across our client base. In connection with these changes, we changed our name from Private Business, Inc. to Goldleaf Financial Solutions, Inc. effective May 4, 2006.
Revenues
     We generate revenue from three main sources:
•	financial institution service fees;

•	retail inventory management services; and

•	other products and services.

     Financial Institution Service Fees
     Financial institution service fees consist of:

•	participation fees and insurance brokerage fees;

•	core data processing and image processing fees;

•	software license and maintenance fees;

•	leasing revenues;

•	ACH origination and processing fees;

•	remote capture and deposit processing fees;

•	financial institution website design and hosting fees; and

•	teller automation systems.
     Participation Fees, Insurance Brokerage Fees and Maintenance Fees from Our Accounts Receivable Financing Solution. We derive revenue from two types of participation fees. First, we earn a fee during the first 30 days after a client financial institution implements our solution and purchases accounts receivable from its small business customers. Second, we earn an ongoing participation fee from subsequent purchases of accounts receivable by the client. Both types of fees are based on a percentage of the accounts receivable that the client purchases during each month, with the second type of fee being a smaller percentage of the accounts receivable purchased.
     Insurance brokerage fees are derived from the sale of credit and fraud insurance products issued by a third-party national insurance company. We earn fees based on a percentage of the premium paid to the insurance company. We recognize these commission revenues when our financial institution clients purchase the accounts receivable covered by credit and fraud insurance policies.
     Core Data Processing and Image Processing Fees. We generate support and service fees from implementation services, from ongoing support services to assist the client in operating the systems and to enhance and update the software and from providing outsourced core data processing services. We derive revenues from outsourced item and core data processing services from monthly usage fees, typically under multi-year contracts with our clients.
     Software License and Maintenance Fees. We derive software license fees from the sale of software associated with our accounts receivable financing solutions and our core data processing solution. Software license fees for our accounts receivable financing solutions consist of two components: a license fee and a client training and support fee. We receive these one-time fees on the initial licensing of our program to a client financial institution. Our license agreements have terms ranging from three to five years and are renewable for subsequent terms. We generate annual software maintenance fees from our client financial institutions starting on the first anniversary of the BusinessManager license agreement and annually thereafter. We license our core data processing product under standard license agreements that typically provide the client with a non-exclusive, non-transferable right to use the software. We generate annual software maintenance fees from our client financial institutions starting on the first anniversary of the core data processing license agreement and annually thereafter.
     Leasing Revenues. Subsequent to our acquisition of KVI Capital in August 2005, we began to offer equipment leasing services to some of our clients. We have no credit risk exposure for these leases. Our leases fall into two categories: direct financing leases and operating leases. For direct financing leases, the investment in direct financing leases caption consists of the sum of the minimum lease payments due during the remaining term of the lease and unguaranteed residual value of the leased asset. We record the difference between this sum and the cost of the leased asset as unearned income. We amortize unearned income over the lease term so as to produce a constant periodic rate of return on the net investment in the lease. For leases classified as operating leases, we record the leased asset at cost and depreciate the leased asset. We record lease payments as rent income during the period earned.
     ACH Origination and Processing, Remote Capture and Deposit Processing Fees. We license these products via up-front fees to financial institutions at the time of execution of the agreements, which are typically five-year contracts. We defer these up-front fees and recognize them ratably over the estimated lives of the customer relationship. We also generate per originator monthly fees, and per ACH transaction fees that occur each month. We offer annual maintenance support to all of our financial institution clients. This fee is generally 20% of the up-front fees.
     Financial Institution Website Design and Hosting Fees. We offer website design and hosting services to financial institutions. The revenues we generate for these services consist of up-front fees associated with the design and implementation of each website and monthly hosting fees for hosting each website in our data center.

     Retail Inventory Management Services
     We generate retail inventory management services revenue from fees we charge primarily for providing inventory merchandising and forecasting information for specialty retail stores and ancillary services related to these products. We use proprietary software to process sales and inventory transactions and provide the merchandising forecasting information.
     Other Products and Services
     We generate revenues from charges for our Free Checking direct mail program, sales of standard business forms used in our BusinessManager program and statement rendering and mailing.
     Historically, we have derived substantially all of our revenues from fees associated with our accounts receivable financing solutions and retail inventory management services. While we believe that our recent acquisitions and product diversification will enable us to derive revenues from a broader mix of products and services, we anticipate that revenues derived from our accounts receivable solutions and inventory management services will continue to account for a substantial portion of our revenues in 2006 and for a period thereafter.
Results of Operations
     Historically, we have reported our results of operations using the following revenue line items; participation fees; software license; retail inventory management services; insurance brokerage fees; and maintenance and other. Due to our recent acquisitions, we believe that the presentation set forth below, using revenue line items for financial institution service fees, retail inventory management services and other products and services, will be more useful to an understanding of our operations. Therefore, we intend to present our consolidated statement of operations as set forth below on an ongoing basis.
     The following table sets forth, for the periods indicated, the percentage relationships of the identified consolidated statements of operations items to total revenue.

	Three Months
	Ended March 31,
	2006	2005
Revenues:
Financial institution processing and service fees	78.4%	75.7%
Retail inventory management services	16.1%	23.9%
Other products and services	5.5%	0.4%

Total revenues	100.0%	100.0%
Operating Expenses:
General and administrative	42.6%	42.8%
Selling and marketing	46.8%	46.7%
Research and development	2.1%	0.7%
Amortization	4.5%	2.3%
Other operating expense (income), net	0.8%	0.0%

Total operating expenses	96.8%	92.5%

Operating Income	3.2%	7.5%
Interest expense, net	5.0%	0.8%

Income before income taxes	(1.8)%	6.7%
Income tax (benefit) provision	(0.7)%	2.7%

Net (loss) income	(1.1)%	4.0%
Preferred stock dividends	4.2%	5.9%

Net loss available to common shareholders	(5.3)%	(1.9)%
     Total revenues for the first quarter of 2006 increased 41.7% to $13.0 million compared to $9.2 million for the comparable period of 2005.
     Financial Institution Service Fees. Financial institution service fees increased 46.8% to $10.2 million for the first quarter of 2006 compared to $7.0 million for the comparable period of 2005. The increase is primarily attributable to the revenues from the entities we acquired during late 2005 and early 2006: KVI Capital, Captiva, P.T.C. and GTI. Revenues from these acquired businesses totaled $2.8 million for the first quarter of 2006. The remaining increase relates to an increase in customer deconversion fees and increases in Free Checking and MedCash Manager revenues totaling approximately $288,000. As a percentage of total revenues, financial institution service fees accounted for 78.4% for the three month period ended March 31, 2006 compared to 75.7% for the comparable period of 2005.

     Retail inventory management services. Retail inventory management services revenues declined 4.9% to $2.1 million during the first quarter ended March 31, 2006 as compared to $2.2 million for the comparable period of 2005. The decline is due to fewer point-of-sale support customers and a decline in billing services provided by RMSA to its customers. As a percentage of total revenues, retail inventory management services accounted for 16.1% for the first quarter of 2006 compared to 23.9% in the comparable period of 2005.
     Other products and services. Revenues from other products and services increased substantially to $722,000 for the first quarter ended March 31, 2006 compared to $37,000 for the comparable period for 2005. Other products and services include the sale of premium gifts associated with our Free Checking product, and equipment sales associated with our remote capture and ACH products. The increase of approximately $685,000 for the first quarter is attributable to Free Checking gifts totaling $333,000 and remote capture equipment sales totaling $285,000. Revenues from other products and services accounted for 5.5% of total revenues for the first quarter ended March 31, 2006 compared to 0.4% for the comparable period in 2005.
     General and administrative. General and administrative expenses include the cost of our executive, finance, human resources, information and support services, administrative functions and general operations. General and administrative expenses increased 41.0% to $5.6 million for the first quarter ended March 31, 2006 compared to $3.9 million for the comparable period in 2005. The increase for the first quarter ended March 31, 2006 is primarily due to the additional general and administrative expenses of $817,000 and $563,000 associated with GTI and Captiva, respectively. The majority of these expenses are salary and benefits for the non-sales employees of these entities. Also expensed in the first quarter of 2006 is approximately $160,000 of non-cash stock compensation expense as a result of our adoption of SFAS No. 123R, which requires the estimated fair value of employee stock options to be expensed over the service period. As a percentage of total revenue, general and administrative expenses decreased to 42.6% for the first quarter ended March 31, 2006 compared to 42.8% for the same period in the prior year.
     Selling and marketing. Selling and marketing expenses include the cost of wages and commissions paid to our dedicated business development and bank sales force, travel costs of our sales force, recruiting for new sales and marketing personnel and marketing fees associated with direct and telemarketing programs. Selling and marketing expenses increased 41.8% to $6.1 million compared to $4.3 million for the comparable period of 2005. The increase was primarily due to the acquisition of GTI, which contributed approximately $925,000 to this category. The other primary increases are the result of costs associated with our Free Checking and MedCash Manager products. As sales of these products have increased in the first quarter of 2006, the costs associated with these products have also increased. Free Checking sales costs totaled approximately $287,000, and MedCash Manager sales costs totaled $172,000 in the first quarter of 2006. There were minimal sales costs associated with these products during the same quarter of the prior year. As a percentage of total revenue, selling and marketing expenses remained consistent at 46.8% and 46.7% for the first quarters of 2006 and 2005, respectively.
     Research and development. Research and development expenses increased 338.1% to $276,000 for the first quarter ended March 31, 2006 compared to $63,000 for the comparable period in 2005. These costs include the non-capitalizable direct costs associated with developing new versions of our products and other projects that have not yet reached technological feasibility. The increase in costs for the first quarter of 2006 was primarily due to research and development activities for our remote capture and ACH products. These costs totaled approximately $206,000 during the first quarter of 2006. As a percentage of total revenues, research and development expenses increased to 2.1% for the first quarter of 2006 compared to 0.7% for the same period in the prior year.
     Amortization. Amortization expense increased 180.3% to $583,000 for the first quarter of 2006 compared to $208,000 for the comparable period in 2005. These expenses include the cost of amortizing intangible assets including acquired technology, customer lists, non-competes, vendor programs, tradenames/trademarks, and software development costs. The increase for the first three months of 2006 is due to the acquisitions of KVI Capital, Captiva, P.T.C. and GTI during late 2005 and early 2006, respectively. The identifiable intangibles assets recorded in these acquisitions resulted in an increase of approximately $470,000 in total amortization expense for the quarter ended March 31, 2006.
     Other operating expenses (income), net. Other operating expenses (income) for the three months ended March 31, 2006 totaled $109,000 as compared to $0 for the same period in 2005. For the three months ended March 31, 2006, other operating expenses included an approximate $112,000 charge related to the write-off of debt issuance costs associated with the debt facility before it was amended and restated in its entirety on January 23, 2006.
     Operating income. As a result of the above factors, our operating income totaled $417,000 for the three month period ended March 31, 2006, compared to operating income of $693,000 for the first quarter of 2005. As a percentage of total revenue, operating income was 3.2% for the first quarter of 2006 compared to 7.5% for the same period in 2005.
     Interest expense, net. Interest expense, net increased 835.7% to $655,000 for the first quarter ended March 31, 2006 compared to $70,000 for the comparable period in 2005. The increase for the first three months of 2006 is primarily due to a large increase in our total debt outstanding for the first quarter of 2006 as compared to 2005. Our average debt outstanding in the first quarter of 2006 was approximately $28.0 million compared to approximately $3.4 million for the first quarter of 2005. Also, interest rates have increased approximately 2%, which has also contributed to the increase in interest expense. Included in interest expense during the first quarter of 2006 is the amortization of the debt discount associated with our Series C preferred stock. For the first quarter ended March 31, 2006 and 2005, interest expense includes approximately $89,000 and $24,000 of debt issuance cost amortization, respectively.

     Income tax provision (benefit). The income tax provision (benefit) was a benefit of approximately $(91,000) for the first quarter ended March 31, 2006 compared to a provision of $244,000 for the same period in 2005. We expect our effective tax rate to be approximately 39% in all future periods. As a percentage of income (loss) before taxes, the income tax rate was approximately 39% for the first quarter of 2006.
Critical Accounting Policies
     Management has based this discussion and analysis of financial condition and results of operations on our consolidated financial statements. The preparation of these consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the dates of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Management evaluates its critical accounting policies and estimates on a periodic basis.
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
     Revenue Recognition
     Financial institution service fees. We earn two types of participation fees. Both types of fees are based on a percentage of the receivables that a client financial institution purchases from its small business customers during each month. Participation fees are recognized as earned, which is based upon the transaction dates of financial institution purchases from its small business customers.
     We recognize insurance brokerage fee revenues when our financial institution clients purchase the accounts receivable covered by credit and fraud insurance policies and earn our fees based on a percentage of the premium paid to the insurance company.
     We generate maintenance fees and other revenues from several ancillary products and services that we provide to our client financial institutions ratably over a 12-month period beginning on the first anniversary of the agreement with our client,
     For customers that install our core data processing system at their location, we recognize revenues from the installation and training for the system as we provide the installation and training services. In addition, we charge an annual software maintenance fee, which we recognize ratably over the year to which it relates.
     We recognize core data processing and image processing fees as we perform services for our clients. We also generate revenues from the licensing of our core data processing systems. We recognize revenue for licensing these systems in accordance with Statement of Position 97-2, “Software Revenue Recognition.” We recognize the software license after we have signed a non-cancelable license agreement, have installed the products and have fulfilled all significant obligations to the client under the agreement.
     Our acquisition of GTI brings an additional three primary products from which we earn revenues: ACH Manager and Client, remote deposit and website design and hosting. We describe the current revenue recognition policies for these products below.
     We account for the ACH and remote deposit products in accordance with the Financial Accounting Standards Board’s Emerging Issues Task Force (“EITF”) No. 00-21, Revenue Arrangements with Multiple Deliverables. We license these products under automatically renewing agreements, which allow our customers to use the software for the term of the agreement, typically five years, and each renewal period. Typically, there is an up-front fee, an annual or monthly maintenance fee for each year of the contract, and per transaction fees for processing of ACH and remote deposit transactions. We also offer training services on a per training day basis if the customer requests training. Because we have not established sufficient evidence of stand-alone value of the distinct elements of the arrangement, for the periods presented in the accompanying financial statements we have deferred the up-front fees and are amortizing them to revenue over the estimated life of the customer relationship. We have estimated the lives of the customer relationship at six years for the ACH revenue stream and five years for the remote deposit revenue stream. The annual maintenance fee covers telephone support and all unspecified software enhancements and upgrades. We defer annual maintenance fees and recognize them into income over the one-year life of the maintenance agreement. We recognize monthly maintenance fees on a monthly basis as earned and recognize transaction fees monthly as the transactions occur. We recognize training revenue when we deliver the training, based on the fair value of the training services when delivered separately.
     We offer financial institution website design services as well as hosting services for the website once design is complete. We charge an up-front fee for the design services and a monthly website hosting fee each month of the contract, which is typically five years. The monthly hosting fee typically includes a limited amount of website maintenance hours each month. We bill for any maintenance work exceeding the designated number of hours included in the monthly hosting fee at an agreed-to hourly rate as the services are rendered. We account for the website design and hosting services in accordance with EITF No. 00-21. Because we have not established objective and reliable evidence of fair value of the undelivered elements — the hosting and maintenance services — we have deferred the up-front design fees and amortize them to revenue over the estimated life of the customer relationship. We have estimated the lives of the customer relationship at five years for the periods presented in the accompanying financial statements. We recognize monthly hosting and maintenance revenues on a monthly basis as earned.

     Software license fees for our accounts receivable financing solution consist of two components: a license fee and a client training and support fee. We receive these one-time fees on the initial licensing of our program to a client financial institution. Sonic agreements contain performance or deferred payment terms that must be met for us to receive payment and recognize revenue. We recognize revenues from the license fee over a four month service period as discussed below. We recognize the client training and support fee ratably over a four-month service period after activation of the license agreement.
     Revenue recognition rules for up-front fees are complex and require interpretation and judgment on the part of management. Management completed a thorough analysis of the new client licenses we obtained in 2003 and 2004 and concluded that we completed all services related to the up-front fees in approximately four months. As a result, effective January 1, 2005, we changed the estimated service period for recognition of the up-front license fee from a twelve-month to a four-month revenue recognition period. We believe that this practice most accurately portrays the economic reality of the transactions.
     We recognize leasing revenues for both direct financing and operating leases. For direct financing leases, the investment in direct financing leases caption consists of the sum of the minimum lease payments due during the remaining term of the lease and unguaranteed residual value of the leased asset. We record the difference between the total above and the cost of the leased asset as unearned income. We amortize unearned income over the lease term so as to produce a constant periodic rate of return on the net investment in the lease. For leases classified as operating leases, we record the leased asset at cost and depreciate the leased asset. We record lease payments as rent income during the period earned.
     Retail Inventory Management Services
     We recognize revenues for our retail inventory management services as the transactions occur and as we perform merchandising and forecasting services.
     Other Products and Services
     Revenues from other products and services consist of revenues from the sale of premium gifts related to Free Checking, our direct mail program and revenues from the sale of business forms. We record revenues from our Free Checking direct mail campaign as the customer of our client financial institution opens a checking account and receives a premium gift. We also receive a fee for each month that the checking account remains open through the third anniversary of the date that the customer opened the account. We recognize this revenue each month. We recognize revenues related to the business forms we sell in the period that we ship them to the client financial institution.
     Software Development Costs
     We expense software development costs incurred in the research and development of new software products and enhancements to existing software products as we incur those expenses until technological feasibility has been established. After that point, we capitalize any additional costs in accordance with Statement of Financial Accounting Standards SFAS No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed. In addition, we capitalize the cost of internally used software when application development begins in accordance with AICPA SOP No. 98-I, Accounting for the Costs of Computer Software Developed or Obtained for internal Use, which is generally the point when we have completed research and development, we have established project feasibility, and management has approved a development plan. Many of the costs capitalized for internally used software relate to upgrades or enhancements of existing systems. If the development costs will result in specific additional functionality of the existing system, we capitalize these costs at the point that application development begins. We amortize capitalized software development costs on a straight-line basis over their useful lives, generally three years. The key assumptions and estimates for this accounting policy relate to determining when we have achieved technological feasibility and whether the project being undertaken is one that will be marketable or enhance the marketability of an existing product for externally marketed software and whether the project will result in additional functionality for internal use software projects. Management consults monthly with all project managers to ensure that management understands the scope and expected results of each project to make a judgment on whether a particular project meets the requirements outlined in the authoritative accounting literature described above.
     Income Taxes
     We account for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. SFAS No, 109 requires the asset and liability method, meaning that deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the fiscal years in which those temporary differences are expected to be recovered or settled. We evaluate our ability to realize the deferred tax assets based on an assessment of the likelihood that we will have sufficient taxable income in future years to realize the recorded deferred tax assets. Deferred taxes for us primarily relate to NOLs, which require considerable judgment regarding whether we will ultimately realize them. For us, this judgment relies largely on whether we expect to have sufficient taxable income in future years that will allow for full use of the NOLs we record. The other key assumption affecting the amount of NOLs we record as a deferred tax asset is the estimated restriction in usage due to Section 382 of the Internal Revenue Code. Section 382 is very complex, requiring significant expertise and professional judgment to properly evaluate its effect on our usable NOLs. We use an independent public accounting firm to assist with this evaluation and believe that we have appropriately considered the limitations required by Section 382 in arriving at the deferred tax asset for NOLs.
     Fair Value of Assets Acquired and Liabilities Assumed in Business Combinations
     Our business combinations require us to estimate the fair value of the assets acquired and liabilities assumed in accordance with SFAS No. 141, Business Combinations. In general, we determine the fair values based upon information supplied by the management of the acquired entities, which information we substantiate, and valuations by independent appraisal experts. The valuations have been based primarily on future cash flow projections for the acquired assets, discounted to present value using a risk-adjusted discount rate. In connection with our acquisitions, we have recorded a significant amount of intangible assets. We are amortizing these assets over their expected economic lives, generally ranging from three to ten years.
     Long-Lived Assets, Intangible Assets and Goodwill
     We assess the impairment of identifiable intangibles and long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Impairment is measured as the amount by which the carrying value of the intangible asset exceeds its fair value. Factors we consider important that could trigger an impairment review include the following:
•	significant underperformance relative to expected historical or projected future operating results,

•	significant changes in the manner of our use of the acquired assets or the strategy for our overall business, and

•	significant negative industry or economic trends.
     We also perform an annual impairment test of goodwill at December 31. We assess potential impairment through a comparison of the fair value of each reporting unit versus its carrying value. The estimated fair value of goodwill and intangible assets is based on a number of factors including past operating results, budgets, economic projections, market trends, product development cycles, and estimated future cash flows. Changes in these assumptions and estimates could cause a material impact on our financial statements.
Liquidity and Capital Resources
     The following table sets forth the elements of our cash flow statement for the quarter ended March 31, 2006 and 2005, respectively:

	Quarter Ended March 31,
	2006	2005
	(in thousands)

Net cash provided by operating activities	$2,066	408
Net cash used in investing activities	(16,973)	(219)
Net cash provided by (used in) financing activities	16,130	(189)
     Cash Provided by Operating Activities
     Cash provided by operations for the quarter ended March 31, 2006 totaling $2.1 million was attributable to our operating results plus non-cash depreciation and amortization expense of $966,000 as well as a $1.1 million net increase in working capital. For the quarter ended March 31, 2005, cash provided by operations totaled $408,000. The increase of $1.7 million in the first quarter of 2006 as compared to the same period of 2005 is due primarily to an increase in working capital assets in 2006 of $1.1 million versus a decline of $724,000 in the first quarter of 2005.
     Cash Used in Investing Activities
     Cash used in investing activities totaling $17.0 million consisted primarily of business acquisitions, lease receivable payments, purchases of fixed assets and capitalization of software development costs. Total capital expenditures, including software development costs, totaled $676,000 for the quarter ended March 31, 2006. These expenditures primarily related to the purchase of computer equipment, computer software, software development services, furniture and fixtures, and leasehold improvements. During the first quarter of 2006, we used approximately $17.4 million to acquire the stock of GTI ($16.4 million) and operating assets of P.T.C. ($968,000). These leases were partially offset by $993,000 in proceeds we received from payments on our direct finance leases. As compared to the first quarter of 2005, total cash used in investing activities was $219,000 consisting solely of purchases of fixed assets and capitalization of software development costs.

     Cash Provided by (Used in) Financing Activities
     Cash from financing activities primarily relates to borrowings (paydowns) on our credit facilities, the payment of preferred dividends, inflows from the sale of preferred stock and new debt issuances. During the first quarter of 2006, net cash provided by financing activities was $16.1 million and was attributable primarily to new borrowings of $17.2 million from our amended and restated credit facility with Bank of America, net of $355,000 in debt issuance costs. For the same period in 2005, cash used in financing activities totaled $189,000 consisting of debt repayments ($416,000), and preferred dividend payments ($540,000), partially offset by line of credit proceeds ($400,000) and proceeds from stock option exercises ($358,000).
     Analysis of Changes in Working Capital
     As of March 31, 2006, we had a working capital deficit of approximately $10.7 million compared to working capital of approximately $2.2 million as of December 31, 2005. The change in working capital resulted primarily from the short-term nature of the Term B debt instrument and the current portion of our long-term debt, as well as increases in accounts payable ($1.3 million), accrued liabilities ($1.0 million) and deferred revenue ($2.5 million). These increases were partially offset by increases in cash ($1.2 million) and accounts receivable ($539,000). All of these changes were primarily the result of completing the GTI acquisition on January 31, 2006.
     In the future, we may acquire businesses or products complementary to our business, although we cannot be certain that we will do so. The need for cash to finance additional working capital or to make acquisitions may cause us to seek additional equity or debt financing. We cannot be certain that the financing we may need will be available, or that our need for higher levels of working capital will not have a material adverse effect on our business, financial condition or results of operations.
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
     Obligations and Commitments for Future Payments as of March 31, 2006
     The following is a schedule of our obligations and commitments for future payments as of March 31, 2006:

		Payments Due by Period
		Less			5 Years
		Than	1-2	3-4	and
Contractual Obligations	Total	1 Year	Years	Years	After
		(in thousands)
Revolving line of credit	$1,600	$—	$1,600	$—	$—
Short-term debt	6,000	6,000	—	—	—
Capital lease obligations	1,515	258	403	814	40
Long-term debt (1)	9,750	2,000	7,750	—	—
Operating leases	8,063	2,278	2,226	1,984	1,575
Note payable	1,000	850	150	—	—
Series C redeemable preferred stock	10,000	—	—	10,000	—

Total contractual cash obligations	$37,928	$11,386	$12,129	$12,798	$1,615

Standby letters of credit commitment	$400	$400	$—	$—	$—

(1)	Debt excludes non-recourse lease notes payable of approximately $5.6 million, which are non-recourse to us and are secured by the leased equipment purchased using the proceeds of the non-recourse notes.

     Debt Outstanding as of March 31, 2006
     As of March 31, 2006, we have debt in the amounts and as described in the following table (with dollars in thousands):

Long-term debt (1):
Secured Bank of America term loan due January 23, 2008, with installment payments due before that date	$7,750
Revolving line of credit (Bank of America) due January 23, 2008	1,600
Capital lease obligations	1,257
Unsecured note to executive officer Paul McCulloch, for portion of signing bonus, due April 30, 2007	150
Redeemable Series C preferred stock, net of discount of $1,416	8,584

Total long-term debt	$19,341
Short-term debt[1]:
Bank of America facility term loan due July 23, 2006	$6,000
Current portion of Secured Bank of America term loan due January 23, 2008, with installment payments due before that date	2,000
Current portion of capital lease obligations	258
Unsecured note to executive officer Paul McCulloch, for portion of signing bonus, due June 15, 2006	850

Total short-term debt	$9,108

Total debt	$28,449

(1)	Debt excludes non-recourse lease notes payable of approximately $5.6 million, which are non-recourse to us and are secured by the leased equipment purchased using the proceeds of the non-recourse notes.
     In connection with our acquisition of GTI on January 31, 2006, we assumed certain capital lease obligations of GTI. The capital leases are primarily for computer hardware equipment in GTI’s data centers.
     On April 5, 2006, we borrowed an additional $1.75 million under our credit facility, which increased our cash by the same amount. As of April 21, 2006, we have approximately $2.2 million of cash and cash equivalents, and we have borrowed $19.1 million under the Bank of America facility.
     Historical Uses of Debt
     As described below, we have used the proceeds from borrowings for several purposes since January 2004. We entered into an $11.0 million credit facility with Bank of America in January 2004 in conjunction with our sale of Series A preferred stock and common stock warrants to Lightyear for net proceeds of $16.9 million. We used the proceeds of the Bank of America facility for general corporate purposes, including working capital.
     In December 2005, in connection with our acquisition of Captiva, we amended the Bank of America credit facility to convert it to a $5.0 million revolving line of credit, and we issued a $10.0 million unsecured senior subordinated note and common stock warrants to Lightyear. We paid Lightyear a fee of $250,000 in connection with this transaction and agreed to reimburse Lightyear for its legal fees up to $100,000. As of December 31, 2005, no amount was outstanding under the Bank of America credit facility. We were in compliance with all restrictive financial and non-financial covenants contained in the Bank of America credit facility throughout 2005.
     On January 23, 2006, we entered into an amended and restated $18.0 million credit facility with Bank of America. We used the proceeds of the facility on January 31, 2006 to buy GTI. The facility includes certain restrictive financial covenants, relating to maximum annual capital expenditures, a funded debt to EBITDA ratio and a fixed charge coverage ratio, as defined in the credit agreement for the facility. The credit agreement also contains customary negative covenants, including but not limited to a prohibition on declaring and paying any cash dividends on any class of stock. Simultaneously with the acquisition, we also structured a signing bonus to Mr. McCulloch, then GTI’s chief executive officer, to include notes totaling $1.0 million as described above.
     The Term A loan has scheduled repayment terms as follows:

March 31 and June 30, 2006	$250,000/quarter
September 30 and December 31, 2006	$500,000/quarter
Thereafter (until maturity)	$750,000/quarter

     In connection with the January 2006 amendment and restatement of the Bank of America credit facility:
•	The Lightyear Fund, L.P., an affiliate of Lightyear, guaranteed a $6.0 million term loan included in the facility that is due July 23, 2006 and we agreed to pay a fee of $45,000 to The Lightyear Fund, L.P. and to reimburse the Lightyear Fund, L.P. for up to $50,000 of its expenses in connection with this guaranty;

•	Lightyear exchanged its senior subordinated $10.0 million note for 10,000 shares of our Series C preferred stock, which decreased our debt by $10.0 million but added that same amount in redeemable preferred stock; and

•	we amended and restated the common stock warrants that we issued to Lightyear in December 2005 in connection with the Lightyear note.
     The Series C preferred stock issued to Lightyear has a mandatory redemption date of December 9, 2010 at a redemption price of $10.0 million plus accrued and unpaid dividends, and has a 10% annual dividend rate that increases to 12% on June 9, 2007.
     We subsequently amended the Bank of America credit facility again in April 2006 to provide for an additional $1.75 million in short-term loans. The facility currently provides for a total of $19.75 million in loans.
Off-Balance Sheet Arrangements
     As of December 31, 2005 and as of March 31, 2006, we did not have and do not have any off-balance sheet arrangements as defined by Item 303(a) (4) of Regulation S-K.
Recent Accounting Pronouncements
     In December 2004, the FASB issued SFAS No. 123 (Revised 2004) Share-Based Payment, or SFAS No. l23R. SFAS No, 123R replaced SFAS No. 123 and supersedes Accounting Principles Board, or APB, Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123R became effective for us on January 1, 2006. SFAS No. 123R requires us to recognize in our financial statements the cost of employee services received in exchange for equity instruments awarded or liabilities incurred. We will measure compensation cost using a fair-value based method over the period that the employee provides service in exchange for the award. We anticipate using the Black-Scholes option-pricing model to determine the annual compensation cost related to share-based payments under SFAS No. 123R. SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under the current rules. This requirement will reduce net operating cash flow and reduce net financing cash outflow by offsetting and equal amounts.
     Based on the current assumptions and calculations used, had we recognized compensation expense based on the fair value of awards of equity instruments, net income would have increased by approximately $71,000 for the year ended December 31, 2005. This compensation expense is the after-tax net effect of the stock-based compensation expense determined using the fair-value based method for all awards and stock-based employee compensation included previously in reported net income under APB Opinion No, 25. SFAS No. 123R applies to all awards we grant or have granted after January 1, 2006 and to the unvested portion of our existing option awards, as well as modifications, repurchases or cancellations of our existing awards. We estimate the impact of the adoption of SFAS No. 123R for the year ending December 31, 2006, based upon the options outstanding as of March 31, 2006, to result in an increase in compensation expense of approximately $640,000. The actual effect of adopting SFAS No. l23R will depend on future awards and actual option forfeitures, which are currently unknown. The effect of future awards will vary depending on factors that include the timing, amount and valuation methods used for those awards, and our past awards are not necessarily indicative of our future awards.
Seasonality
     Historically, we have generally realized lower revenues and income in the first quarter and, to a lesser extent, in the second quarter of each year. We believe that this seasonal decline in revenues is primarily due to a general slowdown in economic activity following the fourth quarter’s holiday season and, more specifically, a decrease in the amount of accounts receivable that our client financial institutions purchase. Therefore, we believe that period-to-period comparisons of our operating results are not necessarily meaningful and that you should not rely on that comparison as an indicator of our future performance. Due to the relatively fixed nature of costs such as personnel, facilities and equipment costs, a revenue decline in a quarter will typically result in lower profitability for that quarter.
Inflation
     We do not believe that inflation has had a material effect on our results of operations. There can be no assurance, however, that inflation will not affect our business in the future.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
     We are subject to market risk from exposure to changes in interest rates based on our financing and cash management activities. Currently, our exposure relates primarily to our borrowings under our amended and restated Bank of America credit facility, which accrue interest at LIBOR plus 300 basis points or Bank of America’s prime rate, as we select. We are currently paying interest at a rate of 7.75% per annum. As of April 5, 2006, $19.1 million was outstanding under this facility. Changes in interest rates that increase the interest rate on the credit facility would make it more costly to borrow under that facility and may impede our acquisition and growth strategies if we determine that the costs associated with borrowing funds are too high to implement those strategies. Changes in interest rates that increase the interest rate by 1.0% would increase our interest expense by approximately $190,000 per year.
Item 4. Controls and Procedures
     In an effort to ensure that the information we must disclose in our filings with the Securities and Exchange Commission is recorded, processed, summarized, and reported on a timely basis, our management, with the participation of the principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of March 31, 2006. Based on such evaluation, such officers have concluded that, as of March 31, 2006, our disclosure controls and procedures were effective in timely alerting us to information relating to us required to be disclosed in our periodic reports filed with the SEC. There has been no change in the our internal control over financial reporting during the quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — Other Information
Item 1. Legal Proceedings
     We are not currently a party to, and none of our material properties is currently subject to, any material litigation other than routine litigation incidental to our business.
Item 1A. Risk Factors
     This section summarizes certain risks, among others, that shareholders and prospective investors should consider. We included a list of risk factors in our Annual Report on Form 10-K for the year ended December 31, 2006 that we filed with the SEC in March 2006. We updated those risk factors in the registration statement on Form S-1 that we filed with the SEC on April 26, 2006. We have included those risk factors, as updated and as further revised to fit the context of a quarterly report rather than a prospectus for an offering of common stock, in this Quarterly Report on Form 10-Q below. If any of the following risks actually occurs, our business, financial condition or results of operations could be materially adversely affected. In that case, the trading price of our common stock could decline and you may lose all or part of your investment. These risks are not the only ones we face. Additional risks of which we are presently unaware or that we currently consider immaterial may also impair our business operations and hinder our financial performance.
Risks Related to Our Business
     We have a limited operating history as a combined company under a new chief executive officer.
     Our chief executive officer, Mr. Lynn Boggs, joined us in December 2005 when we merged with Captiva. Our previous chief executive officer, Mr. Henry Baroco, became our president and chief operating officer. We acquired GTI and P.T.C. in January 2006. Accordingly, we have a very limited history as a combined company providing a wide variety of products and services to financial institutions. This limited operating history, our new management and our recent and substantial expansion of products and services make it difficult to make comparisons with our prior operations and to project our future performance. Further, given this limited combined operating history, there can be no assurance that we will achieve any of our objectives.
     We generate a majority of our revenues from our accounts receivable financing solution and our retail inventory management services, and those revenues have declined in recent years.
     For the quarter ended March 31, 2006, we derived approximately 53.0% of our consolidated revenues from participation fees, license fees, insurance brokerage fees and maintenance fees from BusinessManager, our accounts receivable financing solution, and approximately 16.1% of our consolidated revenues from, fees generated by our retail inventory management services product, or RMSA. We expect to continue to generate a substantial portion of our revenues from these sources during 2006 and for some period thereafter. In recent years, our revenues from BusinessManager and RMSA have declined from year-to-year. If our annual revenues from BusinessManager or RMSA continue to decline or begin to decline more rapidly, we may not be able to generate sufficient revenues from our other products or services to offset that decline. In addition, we cannot be certain that we will be able to continue to successfully market and sell BusinessManager to both financial institutions and their small business customers or successfully market and sell RMSA to small businesses. Our failure to do so, or any events that adversely affect BusinessManager or RMSA, would adversely affect our overall business.
     The loss of our chief executive officer or other key employees could have a material adverse effect on our business.
     Mr. Boggs, our chief executive officer, has substantial experience in our industry. Although we maintain key man life insurance on Mr. Boggs and we have an employment agreement with him, our client and marketing relationships would likely be impaired and our business would likely suffer if, for any reason, we lost the services of Mr. Boggs. In addition, we believe that our success as a combined company is dependent on the continued contribution of a number our other executive officers or key employees. The loss of services of any of these individuals would similarly adversely affect our business.
     Acquisitions could result in integration difficulties, unexpected expenses, diversion of management’s attention and other negative consequences.
     Our growth strategy is partly based on making acquisitions. We plan to continue to acquire complementary businesses, products and services. We must integrate the technology, products and services, operations, systems and personnel of acquired businesses, including our recent acquisitions, with our own and attempt to grow the acquired businesses as part of our company. The integration of other businesses is a complex process and places significant demands on our management, financial, technical and other resources. The successful integration of businesses we acquire is critical to our future success, and if we are unsuccessful in integrating these businesses, our financial and operating, performance could suffer. The risks and challenges associated with acquisitions include:

•	the inability to centralize and consolidate our financial, operational and administrative functions with those of the businesses we acquire;

•	the possible impairment of significant identifiable intangible assets and goodwill that we record as part of the purchase price allocation;

•	our management’s attention may be diverted from other business concerns;

•	the inability to retain and motivate key employees of an acquired company;

•	our entrance into markets in which we have little or no prior direct experience;

•	litigation, indemnification claims and other unforeseen claims and liabilities that may arise from the acquisition or operation of acquired businesses;

•	the costs necessary to complete integration exceeding our expectations or outweighing some of the intended benefits of the acquisitions we close;

•	the inability to maintain the client relationships of an acquired business; and

•	the costs necessary to improve or replace the operating systems, products and services of acquired businesses exceeding our expectations.
     We may be unable to integrate our acquisitions with our operations on schedule or at all. We cannot assure you that we will not incur large accounting charges or other expenses in connection with any of our acquisitions or that our acquisitions will result in cost savings or sufficient revenues or earnings to justify our investment in, or our expenses related to, these acquisitions. We further note, with respect to the possible impairment of significant identifiable intangible assets and goodwill, that if we pay a higher price than the assets prove to be worth or fail to execute our business plan effectively, we could sustain an impairment of some or all of the intangible and goodwill assets associated with our acquisitions, which would result in substantial write-offs of intangible assets and goodwill.
     We may acquire companies that have significant deficiencies or material weaknesses in their internal control over financial reporting.
     We acquired GTI on January 31, 2006. In April 2006, our independent auditors, Grant Thornton LLP, issued a letter to us regarding the financial statements of GTI in which they identified certain matters that they consider to constitute significant deficiencies and material weaknesses in GTI’s internal control over financial reporting. A significant deficiency is a control deficiency, or combination of deficiencies, that adversely affects a company’s ability to initiate, authorize, record, process or report external financial data reliably in accordance with GAAP such that there is a more than remote likelihood that a misstatement of the entity’s annual or interim financial statements that is more than inconsequential will not be prevented or detected. A material weakness is a significant deficiency, or a combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the entity’s annual or interim financial statements will not be prevented or detected. When we acquired GTI, we took a number of remedial measures to address the issues subsequently raised by Grant Thornton. If these measures are insufficient to address the issues raised, or if additional material weaknesses or significant deficiencies in the internal controls of GTI or the internal controls of other companies we acquire are discovered in the future, we may fail to meet our reporting obligations, our financial statements may contain material misstatements and our business and operating results may be harmed.
     We may be unable to account for our acquisitions in a timely manner.
     We acquired KVI Capital in July 2005, Captiva in December 2005 and GTI in January 2006. We failed to file required financial statements of KVI Capital with the SEC in October 2005 because we initially concluded that we were not required to file any financial statements of KVI Capital with the SEC. With respect to Captiva, we provided only one year of financial statements because we did not include the contingent purchase price for Captiva in the significance analysis used to determine the number of years of financial statements we were required to file with the SEC. In connection with our review of the significance of our GTI acquisition, we determined that we needed to prepare and file additional financial statements for both KVI Capital and Captiva. With regard to KVI Capital, we determined that the size of the invested lease assets required us to include audited financial statements from April 1, 2005 to July 31, 2005. For Captiva, we subsequently determined that we should include the contingent purchase price in our significance analysis and include two years of historical financial audits for Captiva. We have since filed these materials with the SEC accordingly. Further, given the matters described in the risk factor above with respect to the financial statements of GTI, we failed to file with the SEC the required financial statements of GTI within 75 days of the closing of the acquisition, although we have now filed those financial statements. As a result of not having made these filings in the prescribed time period, we will not be eligible to use a short-form registration statement on Form S-3 for a period of 12 to 13 months. If we continue to have financial reporting issues of this nature related to our acquisitions, we may fail to meet our reporting obligations, our financial statements may contain material misstatements and our business and operating results may be harmed.
     If we are unable to successfully integrate the business operations of Captiva, P.T.C. and Goldleaf Technologies into our business operations, we will not realize the anticipated potential benefits from these acquisitions and our business could be adversely affected.
     The acquisitions of Captiva, P.T.C. and GTI involve the integration of companies that have previously operated independently in markets that are new to us. Successful integration of these acquired businesses with ours entails numerous challenges and will depend on our ability to consolidate operations, systems and procedures, eliminate redundancies and reduce costs. If we are unable to do so, we will not realize the anticipated potential benefits of the acquisitions, and our business and results of operations would be adversely affected.
     Because our business involves the electronic storage and transmission of data, security breaches and computer viruses could adversely affect us.
     Our online transaction processing systems electronically store and transmit sensitive business information of our clients. The difficulty of securely storing confidential information electronically has been a significant issue in conducting electronic transactions. We may be required to spend significant capital and other resources to protect against the threat of security breaches and computer viruses, or to alleviate problems caused by security breaches or viruses. To the extent that our activities or the activities of our clients involve the storage and transmission of confidential information, security breaches and viruses could expose us to claims, litigation and other possible liabilities. Any inability to prevent security breaches or computer viruses could also cause existing clients to lose confidence in our systems and could inhibit our ability to attract new clients.
     If we experience losses, we could experience difficulty meeting our business plan and our stock price could decline.
     We may not be able to maintain profitability as we implement our business plan for the combined entity. Any failure to maintain profitability could negatively affect the market price of our common stock. If our revenues decline or grow slower than we anticipate, or if our operating expenses exceed our expectations and cannot be adjusted accordingly, our business operations and financial results will suffer. We anticipate that the combined company will incur significant product development, administrative, and sales and marketing expenses. In light of these expenses, any failure to increase revenues significantly may also harm our ability to maintain profitability.
     We may be unable to maintain or grow our business.
     In recent years, revenues generated by our accounts receivable financing solution and retail inventory management products and services have declined. We cannot guarantee that our revenues, even as a combined company, will not continue to decline. If we are unable to grow our business and revenues, our operating results and financial condition would be adversely affected.
     We may be unable to manage our growth.
     Any new sustained growth will place a significant strain on our management systems and operational resources. We anticipate that new sustained growth, if any, will require us to recruit, hire and retain new managerial, finance, sales, marketing and support personnel. We cannot be certain that we will be successful in recruiting, hiring or retaining those personnel. Our ability to compete effectively and to manage our future growth, if any, will depend on our ability to maintain and improve operational, financial and management information systems on a timely basis and to expand, train, motivate and manage our work force. If we begin to grow, we cannot be certain that our personnel, systems, procedures and controls will be adequate to support our operations.
     Our business significantly depends on a productive sales force, and our sales force has experienced management and employee turnover in recent years.
     An important part of our sales strategy is to attract, hire and retain qualified sales and marketing personnel to maintain and expand our marketing capabilities. Because competition for experienced sales and marketing personnel is intense, we cannot be certain that we will be able to attract and retain enough qualified sales and marketing personnel or that those we do hire will be able to generate new business at the rate we currently expect. In recent years, we have experienced a significant amount of turnover in the management and personnel of our sales force, which we believe has been a factor in our declining revenues from our accounts receivable financing and retail inventory management products. If we are unable to hire and retain enough qualified sales and marketing personnel, or those we hire are not as productive as we expect, we may not be able to achieve our sales plans or maintain our current level of sales.

     We have a long sales and implementation cycle for some of our solutions.
     We must expend substantial time, effort and money educating potential clients about the value of some of our solutions, particularly our core data processing solution. We may expend significant funds and management resources during the sales cycle and ultimately fail to generate any revenues. For our core data processing solution, our sales cycle generally ranges between six to nine months, and our implementation cycle generally ranges between six to nine additional months. Many of our other products require similarly long sales and implementation cycles. Our sales cycle for all of our products and services is subject to significant risks and delays over which we have little or no control, including:
•	our clients’ budgetary constraints;

•	the timing of our clients’ budget cycles and approval processes;

•	our clients’ willingness to replace their current vendors;

•	the success and continued support of our strategic marketing partners’ sales efforts; and

•	the timing and expiration of our clients’ current license agreements or outsourcing agreements for similar services.
     If we are unsuccessful in closing sales after expending significant funds and management resources or if we experience delays as discussed above, our business, financial condition and results of operations will be materially, adversely affected.
     Competition, restrictions under our credit facility, market conditions and other factors may impede our ability to acquire other businesses and may inhibit our growth.
     We anticipate that we may derive a portion of our future growth through acquisitions. The success of this strategy depends on our ability to:
•	identify suitable acquisition candidates;

•	reach agreements to acquire these companies;

•	obtain necessary financing on acceptable terms; and

•	successfully integrate the operations of these businesses.
     In pursuing acquisitions, we may compete with other companies that have similar growth strategies. Many of these competitors are larger and have greater financial, operational and technical resources than we have. This competition may inhibit our ability to acquire businesses that could improve our growth or expand our operations.
     We may not be able to enter into and successfully implement strategic alliances.
     One element of our growth strategy is to evaluate and pursue strategic alliances that are complementary to our business. However, we may not be able to identify or negotiate strategic alliances on acceptable terms. If we are not able to establish and maintain strategic alliances, we may not be able to fully implement our growth strategy. In addition, pursuing and implementing strategic alliances may cause a significant strain on our management, operational and financial resources that could have a material adverse effect on our results of operations.
     We may be unable to market our products and services successfully to new client financial institutions or to retain current client financial institutions.
     Our success depends to a large degree on our ability to persuade prospective client financial institutions to use our products. Failure to maintain market acceptance, retain clients or successfully expand the products and services we offer could adversely affect our business, operating results and financial condition. We have spent, and will continue to spend, considerable resources educating potential clients about our products and services. Even with these educational efforts, however, we may be unable to grow or maintain market acceptance of our products and services or retain our clients. In addition, as we continue to offer new products and expand our services, existing and potential client financial institutions or their small business customers may be unwilling to accept the new products or services.

     The failure to execute our growth plans may affect our ability to remain a publicly traded company.
     We intend to grow organically and through acquisitions and strategic alliances. These growth plans will require a substantial expenditure of time, money and other valuable resources. Not only does this take resources away from our current business, but we face the risk that our strategy will not ultimately be successful. In that event, the continued costs associated with being a public company may outweigh the anticipated organic growth of our current business, which could result in our being delisted from the Nasdaq Capital Market or engaging in a going private transaction.
     Our plans to expand the number of products and services we offer may not be successful and may lower our overall profit margin.
     Part of our business strategy is to expand our offering of products and services. We believe that we can provide these new services profitably, but they may generate a lower profit margin than our current products and services. As a result, by offering additional products and services, we may lower our overall profit margin. Although gross revenues would likely increase, the lowering of our profit margin may be viewed negatively by the stock market, possibly resulting in a reduction in our stock price.
     We may be unable to compete in our markets.
     The market for community financial institutions and small business financial services is highly competitive. We face primary competition from a number of companies that offer to financial institutions products and services that are similar to ours, and many of these competitors are much larger and have more resources than we do.
     Community financial institution clients that offer BusinessManager, our accounts receivable financing solution, compete with other financial institutions and financing providers that offer lines of credit, amortizing loans, factoring and other traditional types of financing to small businesses. Many of these other financial institutions and financing providers are much larger and more established than we are, have significantly greater resources, generate more revenues and have greater name recognition.
     In addition, as we expand our service offerings, we may begin competing against companies with whom we have not previously competed. Increased competition may result in price reductions, lower profit margins and loss of our market share, any of which could have a material adverse effect on our business, operating results and financial condition. Both our traditional and new competitors may develop products and services comparable or superior to those that we have developed or adapt more quickly to new technologies, evolving industry trends or changing small business requirements.
     We may be unable to protect our proprietary technology adequately.
     Our success depends largely upon our ability to protect our current and future proprietary technology through a combination of copyright, trademark, trade secret and unfair competition laws. Although we assess the advisability of patenting any technological development, we have historically relied on copyright and trade secret law, as well as employee and third-party non-disclosure agreements, to protect our intellectual property rights. The protection afforded by these means may not be as complete as patent protection. We cannot be certain that we have taken adequate steps to deter misappropriation or independent development of our technology by others. Although we are not currently subject to any dispute regarding our proprietary technology, any claims of that nature brought or resolved against us could have a material adverse effect on our business, operating results and financial condition.
     In our products, we use software owned by others, and we may be unable to replace that software if it becomes unavailable, obsolete or incompatible with our products.
     Our proprietary software is designed to work in conjunction with the software products of others. Although we believe that alternatives to these products are generally available to us, any significant interruption in the supply of that software could have a material adverse effect on our sales unless and until we can replace the functionality it provides. In addition, we depend on the abilities of the owners of this software to enhance their current products, to develop new products on a timely and cost-effective basis and to respond to emerging industry standards and other technological changes. We can provide no assurance that we will be able to replace the functionality provided by the third party software currently offered in conjunction with our products if that software becomes obsolete or incompatible with future versions of our products or is otherwise not adequately maintained or updated. The absence of, or any significant delay in the replacement of, that functionality could have a material adverse effect on our business, financial condition and results of operations. Further, delays in the release of new and upgraded versions of third party software products could have a material adverse effect on our revenues and results of operations. Because of the complexities inherent in developing sophisticated software products and the long testing periods associated with these products, we can give no assurance that our future product introductions will not be delayed.

     If our products or services are found to infringe the proprietary rights of others, we may be required to change our business practices and may also become subject to significant costs and monetary penalties.
     Others may claim that our proprietary technology infringes their intellectual property. Any claims of that nature, whether with or without merit, could:
•	be expensive and time-consuming to defend;

•	cause us to cease making, licensing or using products that incorporate the challenged intellectual property;

•	require us to redesign our products, if feasible;

•	divert our management’s attention and resources; and

•	require us to enter into royalty or licensing agreements to obtain the right to use necessary technologies.
     Others may assert infringement claims against us in the future with respect to our current or future products and services. In that event, we cannot be certain that those claims will be resolved in our favor. Although we are not currently engaged in any dispute of that nature, any infringement claims resolved against us could have a material adverse effect on our business, operating results and financial condition.
     The failure of our network infrastructure and equipment could have a material adverse effect on our business.
     Failure of our network infrastructure and equipment, as well as the occurrence of significant human error, a natural disaster or other unanticipated problems, could halt our services, damage network equipment and result in substantial expense to repair or replace damaged equipment. In addition, the failure of our telecommunication providers to supply necessary services to us could also interrupt our business, particularly the application hosting and transaction processing services we offer to our client financial institutions via secure Internet connections. The inability to supply these services to our clients could negatively affect our business, reputation, operating results and financial condition. Currently, we have only one core data and item processing center. Interruption in our processing or communications services could delay transfers of our clients’ data, or damage or destroy the data. Any of these occurrences could result in lawsuits or loss of clients and may also harm our reputation.
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
     Increased fraud committed by small businesses and increased uncollectible accounts of small businesses may adversely affect our accounts receivable financing business.
     Small business customers of our financial institution clients sometimes fraudulently submit artificial receivables to our clients. In addition, small business customers may keep cash payments that their consumers mistakenly send to them instead of our financial institution clients. Our clients are also susceptible to uncollectible accounts from their small business customers. Many of our clients purchase insurance through us to insure against some of these risks. If the number and amount of fraudulent or bad debt claims increase, our clients may decide to reduce or terminate their use of our accounts receivable financing products and services, reducing our ability to attract and retain revenue-producing clients and to cross-sell our other products and services to them. Further, our insurance carrier providing coverage for the insurance products may increase rates or cancel coverage, reducing our ability to produce revenue and reducing our margins on that business.
     We could be sued for contract or product liability claims that exceed our available insurance coverage.
     Failures in the products and services we provide could result in an increase in service and warranty costs or a claim for substantial damages against us. We can give no assurance that the limitations of liability in our contracts would be enforceable or would otherwise protect us from liability for damages. We maintain general liability insurance coverage, including coverage for errors and omissions in excess of the applicable deductible amount. We can give no assurance that this coverage will continue to be available on acceptable terms or will be available in sufficient amounts to cover one or more large claims, or that the insurer will not deny coverage as to any future claim. The successful assertion of one or more large claims against us that exceeds available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or coinsurance requirements, could have a material adverse effect on our business, financial condition and results of operations. Further, any litigation, regardless of its outcome, could result in substantial cost to us and divert management’s attention from our operations. Any contract liability claim or litigation against us could have a material adverse effect on our business, financial condition and results of operations. In addition, because some of our products and services affect the core business processes of our community financial institution clients, a failure or inability to meet a client’s expectations could seriously damage our reputation and negatively affect our ability to attract new business.

     We may not have access to capital to support our planned growth.
     A significant part of our growth plans rests on the development of new products, strategic acquisitions and the formation of strategic alliances for our primary products. To execute our growth plans as we intend, we will need additional capital. Market conditions when we need this capital may preclude access to new capital of any kind or to capital on terms acceptable to us. Any of these developments could significantly hinder our ability to add new products or services.
     If our products and services contain errors, we may lose clients and revenues and be subject to claims for damages.
     Our new products and services, and enhancements to our existing products and services, may have undetected errors or failures, despite testing by our current and potential clients and by us. If we discover errors after we have introduced a new or updated product to the marketplace, we could experience, among other things:
•	delayed or lost revenues while we correct the errors;

•	a loss of clients or the delay or failure to achieve market acceptance; and

•	additional and unexpected expenses to fund further product development.
     Our agreements with our clients generally contain provisions designed to limit our exposure to potential product liability claims, such as disclaimers of warranties and limitations on liability for special, consequential and incidental damages. These provisions may not be effective because of existing or future federal, state or local laws or ordinances, or unfavorable judicial decisions. If our products and services fail to function properly, we could be subject to product liability claims, which could result in increased litigation expense, damage awards and harm to our business reputation.
     Technological changes may reduce the demand for our products and services or render them obsolete.
     The introduction of new technologies and financial products and services can render existing technology products and services obsolete. We expect other vendors to introduce new products and services, as well as enhancements to their existing products and services, that will compete with our current products and services. To be successful, we must anticipate evolving industry trends, continue to apply advances in technology, enhance our existing products and services and develop or acquire new products and services to meet the demands of our clients. We may not be successful in developing, acquiring or marketing new or enhanced products or services that respond to technological change or evolving client needs. We may also incur substantial costs in developing and employing new technologies. If we fail to adapt to changes in technologies, we could lose clients and revenues, and fail to attract new clients or otherwise realize the benefits of costs we incur.
     Examination of our business by regulatory agencies could cause us to incur significant expenses, and failure to remedy any identified deficiency would adversely affect our business.
     We are subject to federal and state examination under the authority of the Bank Service Company Act and must comply with the Gramm-Leach-Bliley Act and other laws and regulations that apply to depository and financial institutions. Bank regulators have broad supervisory authority to require the correction of any deficiencies or other negative findings identified in any such examination. Efforts to correct any deficiency or to otherwise comply with existing regulations could result in substantial costs and divert our management’s attention and resources. The failure to adequately correct any deficiency or to comply with existing regulations could result in the imposition of monetary penalties or prevent us from offering one of our products or services to some our clients and could have a substantial negative effect on our business and operations.
     Future governmental laws and regulations may adversely affect us.
     Federal, state or foreign authorities could adopt new laws, rules or regulations relating to the financial services industry and the protection of consumer personal information belonging to financial institutions that affect our business. Those laws and regulations may address issues such as end-user privacy, pricing, content, characteristics, taxation and quality of services and products. Adoption of these laws, rules or regulations could render our business or operations more costly and burdensome and could require us to modify our current or future products or services.

Risks Related to Our Industry
     We depend heavily on a single industry.
     We sell our financial institution products and services almost exclusively to financial institutions, primarily community financial institutions. As a result, any events that adversely affect the industry in general and community financial institutions in particular, such as changed or expanded financial institution regulations, could adversely affect us and our operations. A downturn in this industry would have a substantial negative effect on our business and operations.
     Financial institutions are subject to industry consolidation, and we may lose clients with little notice.
     The financial institution industry is prone to consolidations that result from mergers and acquisitions. Other financial institutions that do not use our products and services may acquire our existing clients and then convert them to competing products and services. Most of our contracts provide for a charge to the client for early termination of the contract without cause, but these charges are insufficient to replace the recurring revenues that we would have received if the financial institution had continued as a client.
     The banking industry is highly regulated, and changes in banking regulations could negatively affect our business.
     Our financial institution clients are subject to the supervision of several federal, state and local government regulatory agencies, and we must continually ensure that our products and services work within the extensive and evolving regulatory requirements applicable to our financial institution clients. Regulation of financial institutions, especially with respect to accounts receivable services such as BusinessManager, can indirectly affect our business. While the use of our products by financial institutions is either not subject to, or is currently in compliance with, banking regulations, a change in regulations or the creation of new regulations on financial institutions, including modifying a financial institution’s ability to offer products and services similar to ours, could prevent or lessen the use of our products and services by financial institutions, which would have a substantial negative effect on our business and operations.
Risks of Owning Our Common Stock
     Our stock price is volatile and any investment in our common stock could suffer a decline in value.

•	actual or anticipated variations in quarterly revenues, operating results and profitability;

•	changes in financial estimates by us or by a securities analyst who covers our stock;

•	publication of research reports about our company or industry;;

•	conditions or trends in our industry;

•	stock market price and volume fluctuations of other publicly-traded companies and, in particular, those whose businesses involve technology products and services for financial institutions;

•	announcements by us or our competitors of technological innovations, new services, service enhancements, significant contracts, acquisitions, commercial relationships, strategic partnerships, divestitures, technological innovations, new services or service enhancements;

•	announcements of investigations or regulatory scrutiny of our operations or lawsuits filed against us;

•	the passage of legislation or other regulatory developments that adversely affect us, our clients or our industry;

•	additions or departures of key personnel;

•	sales of our common stock, including sales of our common stock by our directors and officers or specific shareholders;

•	slow or negative growth of related markets; and

•	general economic conditions.

     We believe that period-to-period comparisons of our results of operations are not necessarily meaningful. We can provide no assurance that future revenues and results of operations will not vary substantially. In the past, securities class action litigation has often been instituted against companies following periods of volatility in their stock price. This type of litigation could result in substantial costs and divert our management’s attention and resources.
     If we are required to restate or reissue our financial statements, the price of our stock may decline significantly.
     We believe that we have prepared our financial statements in accordance with generally accepted accounting principles and the SEC’s regulations. We base these financial statements on our interpretation of those regulations, our use of estimates and assumptions and our internal controls. We may make faulty judgments, errors and mistakes regarding these matters, however, particularly in the context of accounting for acquisitions. As a result of the complexity of these matters and our rate of growth, our financial statements may contain or may in the future contain mistakes or errors. If we are required to restate our financial statements, it is highly likely that the price of our stock will decline significantly. Further, any exchange on which our stock may then be traded may suspend trading on our stock, in which case it is highly likely that the market price of our stock will fall significantly when trading resumes.
     Our auditors have identified significant deficiencies in our internal controls that if not properly remediated could result in a material misstatement of our financial statements.
     In addition to the letter relating to GTI referenced above, our independent auditors, Grant Thornton LLP, issued a letter to our management and board of directors in which they identified certain matters that they consider to constitute significant control deficiencies in our internal control over financial reporting. A significant deficiency is a control deficiency, or combination of deficiencies, that adversely affects a company’s ability to initiate, authorize, record, process or report external financial data reliably in accordance with GAAP such that there is a more than remote likelihood that a misstatement of the entity’s annual or interim financial statements that is more than inconsequential will not be prevented or detected. We have taken a number of remedial measures to address the issues raised by Grant Thornton. If these measures are insufficient to address the issues raised, or if additional significant deficiencies in our internal controls are discovered in the future, we may fail to meet our reporting obligations, our financial statements may contain material misstatements and our business and operating results may be harmed.
     Complying with Section 404 of the Sarbanes-Oxley Act of 2002 may strain our resources and distract management.
     If the aggregate market value of our common stock held by non-affiliates is $75 million or more as of June 30, 2006, we will be required under Section 404 of the Sarbanes-Oxley Act of 2002 to furnish a report by our management on the design and operating effectiveness of our internal controls over financial reporting with our Annual Report on Form 10-K for our fiscal year ending December 31, 2006. If our market value as so calculated is less than $75 million on June 30, 2006, we will be required to comply with Section 404 beginning with our annual report for our 2007 fiscal year. We expect to incur material costs and to spend significant management time to comply with Section 404. As a result, management’s attention may be diverted from other business concerns, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. In addition, we may need to hire additional accounting and financial staff with appropriate experience and technical accounting knowledge, and we cannot assure you that we will be able to do so in a timely fashion.
     In complying with Section 404 of the Sarbanes-Oxley Act of 2002, we may detect material weaknesses in our internal controls.
     When we are required to comply with Section 404 of Sarbanes-Oxley, our Annual Report on Form 10-K will contain, among other matters, an assessment of the effectiveness of our internal control over financial reporting as of the end of that fiscal year, including a statement as to whether or not our internal control over financial reporting is effective. In the course of our evaluation and testing of internal controls, we may identify areas for improvement in the documentation, design and effectiveness of our internal controls, and these areas of improvement may be material. We cannot assure you that we will not disclose material weaknesses we discover in the course of our testing. Any disclosure of that type may result in a material decline in the trading price of our common stock.
     We do not anticipate paying any dividends on our common stock in the foreseeable future.
     In the foreseeable future, we do not expect to declare or pay any cash or other dividends on our common stock. Our credit facility prohibits our paying cash dividends on our common stock, and we may enter into other borrowing arrangements in the future that restrict our ability to declare or pay cash dividends on our common stock.
     We may not be able to use the tax benefit from our operating losses.
     As of March 31, 2006, we had available net operating losses, or NOLs, of approximately $40.8 million that will expire beginning in 2011 if not used. We acquired approximately $37.6 million of these NOLs in connection with our 2001 merger with Towne Services. Section 382 of the Internal Revenue Code limits the amount of NOLs available to us in any given year. This limitation permits us to realize only a small portion of the potential tax benefit of the NOLs each year. We estimate that we will be able to realize approximately $5.3 million of the Towne Services NOLs, which we recorded as a $1.9 million deferred tax asset at March 31, 2006. We may be unable to use all of these NOLs before they expire.

     Provisions in our organizational documents and under Tennessee law could delay or prevent a change in control of our company, which could adversely affect the price of our common stock.
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
     Our planned public offering of common stock may not be successful.
     On April 26, 2006, we filed a registration statement on Form S-1 with the SEC to register shares of our common stock for sale in an underwritten public offering. If the offering is successful, we intend to use these net proceeds of the offering as follows:
•	approximately $33.3 million to purchase and retire all of the outstanding shares of our Series A preferred stock and Series C preferred stock, plus accrued and unpaid dividends, from Lightyear PBI Holdings, LLC, or Lightyear, and to purchase and cancel the common stock warrants that we issued to Lightyear in 2006;

•	approximately $19.1 million to repay the outstanding amount under our $19.75 million credit facility with Bank of America, N.A.

•	approximately $2.1 million to purchase and retire all the outstanding shares of our Series B Preferred Stock; and

•	the remaining net proceeds to fund our business strategy, for working capital and for general corporate purposes, including potential future acquisitions.
In addition, in accordance with the shareholder approval we obtained at our annual meeting of shareholders on May 4, 2006, we intend to implement a one-for-five, six, or seven reverse stock split immediately before the closing of the offering. We have also agreed to issue shares of our common stock to Lightyear on the closing of the offering to recapitalize the common stock warrants we issued to Lightyear in 2004, which number of shares will be equal to approximately 14.9% of the shares of our common stock to be outstanding after the closing of this offering, calculated on a fully diluted basis as described in the registration statement. If the offering is unsuccessful, which could occur as a result of the risks outlined above or to stock market conditions, we will not have the offering proceeds we anticipate and will be unable to effectuate the Lightyear transactions described in this risk factor. In that event, we believe that our stock price would likely decline and our ability to pursue our business plan successfully would be materially weakened.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     None, other than sales of privately placed securities described in Current Reports on Form 8-K we have previously filed.
Item 3. Defaults Upon Senior Securities
     None.
Item 4. Submission of Matters to a Vote of Security Holders
     None.
Item 5. Other Information
     None.

Item 6. Exhibits
     The exhibits described in the following Index to Exhibits are filed as part of this report on Form 10-Q.

Exhibit
No.		Description
3.1	—	Amended and Restated Charter of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on No. 333-75013 Form S-1).

3.2	—	Amended and Restated By-laws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on No. 333-75013 Form S-1).

10.1	—	Stock Purchase Agreement dated January 23, 2006 among Private Business, Inc. and the Stockholders of Goldleaf Technologies, Inc. (incorporated by reference to Exhibit 2.1 to Private Business, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 24, 2006).

10.2	—	Amended and Restated Credit Agreement dated January 23, 2006 between Private Business, Inc. and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 to Private Business, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 26, 2006).

10.3	—	Guaranty Side Letter dated January 23, 2006 between Private Business, Inc., The Lightyear Fund, L.P. and Lightyear PBI Holdings, LLC (incorporated by reference to Exhibit 10.2 to Private Business, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 26, 2006).

10.4	—	Exchange Agreement dated January 23, 2006 between Private Business, Inc. and Lightyear PBI Holdings, LLC (incorporated by reference to Exhibit 10.3 to Private Business, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 26, 2006).

10.5	—	Amended and Restated Warrant Agreement dated January 23, 2006 between Private Business, Inc. and Lightyear PBI Holdings, LLC (incorporated by reference to Exhibit 10.4 to Private Business, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 26, 2006).

10.6	—	Amended and Restated Warrant Certificate dated January 23, 2006 issued by Private Business, Inc. to Lightyear PBI Holdings, LLC. (incorporated by reference to Exhibit 10.5 to Private Business, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 26, 2006).

10.7	—	Amended and Restated Warrant Certificate dated January 23, 2006 issued by Private Business, Inc. to Lightyear PBI Holdings, LLC (incorporated by reference to Exhibit 10.6 to Private Business, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 26, 2006).

10.8	—	Employment Agreement dated January 31, 2006 between Private Business, Inc. and Paul McCulloch (incorporated by reference to Exhibit 10.1 to Private Business Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 26, 2006).

31.1	—	Certification pursuant to Rule 13a — 14(a)/15d — 14(a) — Chief Executive Officer.

31.2	—	Certification pursuant to Rule 13a — 14(a)/15d — 14(a) — Chief Financial Officer.

32.1	—	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 — Chief Executive Officer.

32.2	—	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 — Chief Financial Officer.

Signatures
     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Goldleaf Financial Solutions, Inc.
(f/k/a Private Business, Inc.)
(Registrant)

Date: May 12, 2006	By:	/s/ G. Lynn Boggs

G. Lynn Boggs
Chief Executive Officer

Date: May 12, 2006	By:	/s/ J. Scott Craighead

J. Scott Craighead
Chief Financial Officer