Form 10-K/A
period 2005-12-31
GOLDLEAF FINANCIAL SOLUTIONS INC.
filed 2006-06-07
CIK 1069469

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
AMENDMENT NO. 1

CHECK ONE:
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005, OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
COMMISSION FILE NUMBER 000-25959

GOLDLEAF FINANCIAL SOLUTIONS, INC.
(Formerly named Private Business, Inc.)
(Exact name of Registrant as specified in its charter)

TENNESSEE	62-1453841
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9020 OVERLOOK BOULEVARD, THIRD FLOOR BRENTWOOD, TENNESSEE (Address of principal executive offices)	37027 (Zip Code)
(615) 221-8400
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:
None
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, no par value
      Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes ☐          No ☑
      Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.     Yes ☐          No ☑
      Indicate by check mark whether the Registrant (1) has filed all reports pursuant to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.          ☐
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (as defined in Exchange Act Rule 12b-2).
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
      On June 5, 2006, 15,811,452 shares of the Registrant’s no par value Common Stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
      Portions of the Registrant’s definitive proxy statement for its 2006 annual meeting of stockholders are incorporated by reference into Part III, Items 10, 11, 12, 13 and 14 of this Form 10-K.

EXPLANATORY NOTE
      Goldleaf Financial Solutions, Inc., formerly named Private Business, Inc., is filing this Amendment No. 1 to its Annual Report on
Form 10-K to conform the disclosure contained in this annual report to the disclosure contained in an amendment to its registration statement on Form S-1 filed on June 6, 2006 with the SEC under the Securities Act of 1933. We are amending only the items listed below. With respect to each item, we are amending the annual report to delete the disclosure under that item contained in the initial annual report filed on March 23, 2006 and to replace it in its entirety with the disclosure contained in this amendment.

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
PART I
Item 1. Business.
BUSINESS
General
      We provide a suite of technology-based products and services that help community financial institutions serve their customers better, improve their operational efficiency, enhance their competitive position, increase their profitability and help them satisfy regulatory requirements. We focus on the needs and interests of community financial institutions and strive to provide our clients with proven, user-friendly technologies, coupled with superior customer service. We provide our solutions primarily on an outsourced basis, enabling our clients to obtain our advanced products and services without having to incur the substantial capital expense and hire the skilled personnel required to develop, implement and update their internal systems. In addition to the suite of solutions we offer to community financial institutions, we also offer products and services to small businesses. As of April 24, 2006, we had over 2,500 community financial institution clients.
      We believe that our suite of solutions allows us to market ourselves as a single-source provider for the technology and operating needs of community financial institutions. Our products and services include:

•	core data processing;

•	item processing and check imaging;

•	ACH origination and processing;

•	remote check capture and deposit processing;

•	accounts receivable financing solutions;

•	teller automation systems;

•	turn-key leasing solutions;

•	financial institution website design and hosting; and

•	retail inventory management services.
     Our principal executive offices are located at 9020 Overlook Boulevard, Brentwood, Tennessee 37027, and our telephone number at that address is (615) 221-8400.
Recent Expansion of Business Focus
      Historically, our business has primarily consisted of providing accounts receivable financing solutions and retail inventory management services. Recently, we have made a number of strategic acquisitions designed to enable us to offer a broader range of products and services to meet the technology needs of community financial institutions. On December 9, 2005, we merged with Captiva, adding core, item and image processing services to our product suite. In connection with the Captiva merger, Captiva’s chief executive officer, Lynn Boggs, became our chief executive officer. On January 18, 2006, we acquired P.T.C., adding full-featured teller automation systems to our product suite. On January 31, 2006, we acquired Goldleaf Technologies, adding ACH origination and processing, remote check capture and deposit processing and financial institution website design and hosting. To grow our revenues, we intend to focus on offering our newly expanded suite of technology-based products and services to community financial institutions, including our existing clients. We expect, however, that in 2006 and for a period thereafter, we will continue to generate a substantial portion of our revenues from our accounts receivable financing solutions and our retail inventory management services. Our revenues from those sources have declined from year-to-year in recent years.
Our Industry
      We believe that community financial institutions, which have traditionally competed on personalized service, are facing increasing challenges to improve their operating efficiencies. These challenges include competition with larger financial institutions such as national and regional banks, the entrance of non-traditional competitors, the compression of margins on traditional products and the convergence of financial products into a single institution. Recent legislation has allowed non-traditional competitors, such as insurance companies and brokerage houses, to enter the market for traditional banking products. In addition, community financial institutions are under increasing pressure to reduce costs while continuing to offer a broader array of products and services. At the same time, the cost and complexity of delivering these products and services has increased as the widespread introduction of new technology has forced community financial institutions to deliver their products and services through ATMs, telephone, wireless devices and the Internet. Legislative changes have also accelerated the ability of financial institutions to offer wider ranges of products and services to their customers. In addition, financial institutions are required by law to evaluate the effectiveness of their information technology systems periodically. This obligation, together with ongoing technology upgrades and phase-outs, creates a frequent need for institutions to evaluate the replacement of their information technology systems. We believe that these competitive pressures are particularly acute for community financial institutions, which lack the substantial capital and specialized personnel to address their technology needs internally.
      According to research by technology research firm IDC in December 2005, banks, thrifts and credit unions in the United States spent approximately $30 billion on information technology during 2004 and are expected to spend approximately $35 billion in 2007. Our target market of community financial institutions ranges in size from start-up de novo financial institutions to those with $1 billion in assets. According to the FDIC, the number of these financial institutions totals approximately 8,200 as of March 31, 2006.
      During the past several years, there has been significant consolidation in the financial technology industry. We believe that this consolidation creates the potential for client disruption. For example, a large company that acquires an industry competitor may decide to discontinue a particular product or service formerly provided by that competitor, or the acquiring company may move, promote or terminate sales or operational personnel who have the primary relationships with a community financial institution. We believe that ongoing consolidation in our industry has adversely affected customer service and has created a demand for a technology solutions provider that focuses on customer service and the needs of community financial institutions.
      Small businesses are important customers for community financial institutions. As of June 5, 2006, Dun & Bradstreet tracks approximately 11.7 million small businesses in the United States, each with less than $25 million of annual sales. We believe that many of these businesses are locally owned and operated and that they bank with community financial institutions that often lack the products and services necessary to support the full range of a small business’ financial needs.
Our Solution
      We offer a suite of technology-based products and services specifically targeted to community financial institutions. Using these services on an outsourced basis allows community financial institutions to provide a broad range of products and services to their small business customers. In addition, our management, sales, operational and customer service personnel have deep industry experience, which enables them to better understand and meet the needs of community financial institutions. Our products and services help community financial institutions:
      Focus on Customer Relationships and Compete More Effectively. We believe that customers of community financial institutions are seeking personalized, relationship-based service focused on the local community and its business needs. We provide our community financial institution clients with a broad array of proven products and services that appeal to small businesses. As a result, we believe we enable our clients to attract small business customers, to maintain and expand their relationships with those customers and to compete more effectively with larger financial institutions. Additionally, we employ 45 business development managers who are dedicated to marketing some of the products and services we provide to community financial institutions directly to their small business customers.
      Rapidly Implement Advanced Technologies. Community financial institutions generally lack sufficient capital and human resources to develop and implement advanced technologies internally. We offer a suite of proven, advanced technology products and services that a community financial institution needs to effectively compete in today’s marketplace. By using our products and services, community financial institutions can quickly gain access to sophisticated, user-friendly technologies and services that they might not be able to acquire, implement or develop in a timely, cost-effective manner.
      Improve Operating Efficiencies. By taking advantage of our outsourced solutions, our clients can improve their operating efficiencies without having to make large up-front capital expenditures or recruit and retain the specialized personnel required to develop, update and run these systems. We also offer our clients the flexibility to use our technology solutions on an in-house basis.
Our Strategy
      Our business strategy is to grow our revenue and earnings organically as well as through acquisitions. The key components of our business strategy are to:
      Focus on Client Relationships. We intend to continue to provide community financial institutions with a high degree of customer service, flexible customization of products and services and a dedicated focus on their local community and business needs. We have hired and will continue to hire employees with strong relationships in the community financial institutions industry who can help us strengthen our client relationships and provide better customer care. In addition to our dedicated sales representatives and local sales consultants, our senior executives develop ongoing relationships with existing and prospective clients, and our dedicated customer service and technical support personnel work closely with our existing clients. To reinforce our focus on serving the needs of our community financial institution clients, we promote and reward a corporate culture that is focused on exceptional customer service.
      Cross-Sell to Our Customer Base. We seek to increase the products and services we provide to our clients. As a result of recent acquisitions, we now provide products and services to over 2,500 financial institutions, which we believes gives us an attractive market for cross-selling opportunities. We intend to grow our revenues by cross-selling additional products and services to our clients that do not currently use our full range of products and services.
      Expand Our Client Base through Various Channels. To build and expand distribution channels for our suite of products and services, we intend to leverage our relationships with banking organizations, such as state and national banking associations and bankers’ banks. Bankers’ banks are local or regional business organizations that provide banking products and services for financial institutions that cannot efficiently offer them due to cost, location, lack of resources or other circumstances. We now have relationships with three bankers’ banks, and we intend to continue to develop and expand mutually beneficial relationships with other bankers’ banks that will enhance our growth. We also intend to add sales and product specialists throughout our targeted markets and build name recognition through advertising and trade shows.
      Grow Recurring Revenue and Improve Operating Margins. We seek to establish and maintain long-term relationships with our clients and enter into contracts that typically extend for multiple years. Most of our products and services require the payment of monthly fees, which allows us to generate recurring revenues. We expect that as our revenue grows, our cost structure will allow us to maintain and expand our operating margins.
      Pursue Strategic Acquisitions and Alliances. We intend to continue to expand our suite of products and services through strategic acquisitions and alliances to accelerate our internal growth. We will continue to explore acquisitions of businesses and products that will complement our existing client offerings, to better penetrate our target markets and to expand our client base.
Our Products and Services
      We are committed to the needs and interests of community financial institutions and strive to upgrade, enhance or acquire complementary products and services to ensure that our clients receive proven, user-friendly technologies. By taking advantage of our technology and operating solutions on an outsourced basis, our clients can improve their operating efficiencies without allocating the expenses and resources necessary to develop or maintain similar systems themselves. Our products and services include:

Core Data Processing
      We provide software and systems that meet our clients’ core data processing requirements. Most of our clients implement our Retriever core data processing solutions on an outsourced basis. In that event, we house and maintain the software at one of our data centers and update our clients’ files each business day. This arrangement allows our clients to focus on their core competencies by outsourcing their data processing needs. We also offer our clients the flexibility to install and operate our systems in-house using their own personnel. Retriever is an open architecture system capable of managing all of a financial institution’s core processing requirements. Our core software permits the financial institution and its customers to view their transactions over the telephone, on the Internet, at the ATM, inside the financial institution or at an external debit location.
      We believe that our core data processing software is less expensive to install and maintain than most legacy systems. We offer our solution using an outsourced delivery model that significantly reduces the cost of installation, because no hardware is required at the customer location. Our solution can be easily integrated with third party applications or our own complementary products to provide a broad platform. Our system architecture allows for extensive data mining capabilities, providing our clients the flexibility to easily retrieve and format valuable customer information for specifically targeting cross-selling or up-selling opportunities.
      Some of the key features of our core data processing software include:

•	customer-centric, user-friendly system;

•	integrated real-time and/or batch processing;

•	comprehensive lending and deposit processing;

•	customizable web-based reporting;

•	comprehensive teller/customer service applications;

•	commercial lending and deposit functionality;

•	holding company, main office and branch functionality;

•	comprehensive general ledger reporting; and

•	extensive customer profitability analysis and reporting.

Item Processing and Check Imaging
      The recent passage of the Check Clearing for the 21st Century Act, or Check 21, along with increased technological development, has created a demand for faster, more efficient electronic handling of bank documents. The need to reduce labor, research time and costs has increased the demand for check imaging solutions. Check 21 has removed legal obstacles to electronic check clearing and has facilitated the use of check truncation and check imaging. Financial institutions employ check imaging as part of their efforts to reduce operating costs and provide enhanced banking services to their customers.
      We provide a turn-key outsourced solution for check imaging activities that gives our clients the ability to offer check imaging without a large capital expenditure. Our systems deliver a suite of check imaging products, including:

•	front and back imaging for customer statements;

•	clearing and settlement;

•	reconciliation; and

•	automated exception processing.
To establish a presence on the east coast and enhance the redundancy of our operations, we are planning to build an item processing and imaging center in Atlanta, Georgia during 2006.

ACH Origination and Processing
      An ACH transaction is a type of electronic funds transfer in which the holder of a deposit account authorizes a direct credit or debit to the account, such as a direct deposit from an employer or a direct payment to a mortgage lender. Once the deposit holder provides the necessary initial authorization, no check or other paper documentation is required. Our Goldleaf suite of hosted ACH origination and processing solutions helps our community financial institution clients increase their operating efficiency. In addition, our Goldleaf suite of ACH solutions helps our clients strengthen their existing relationships with small business customers and build new ones by enabling their small business customers to lower their processing costs, improve their cash flow and benefit their employees.
      Goldleaf Manager and Goldleaf Client give financial institutions and their customers a private label, Internet-based ACH origination solution with online file delivery. Many community financial institutions do not have the technical expertise or resources to offer ACH origination. Goldleaf Manager provides banks with the ability to manage and maintain ACH transactions for their customers. Goldleaf Client, the origination solution used by the small business customers of community financial institutions, uses a broadband connection to the Internet, thereby enabling the real-time transmission of files as opposed to the traditional method of transmitting files by batch processing. We believe Goldleaf Manager and Goldleaf Client deliver greater control for financial institutions by permitting online administration and a user-friendly solution for an unlimited number of small business originators.

Remote Check Capture and Deposit Processing
      With the passage of Check 21, financial institutions can present, and are legally required to accept, image replacement documents that meet the necessary legal requirements of Check 21. Our Remote Deposit Express product enables community financial institutions to offer this solution to their small business customers. Small business customers benefit by no longer having to physically travel to a financial institution branch to deposit their checks because they can scan and transmit their deposits electronically. Our remote check capture and deposit processing product saves time for the small business and potentially extends the cut-off for receiving credit for deposited funds on the same day. In addition, it allows the community financial institution to increase core customer deposits more easily by removing the geographic barrier. With remote deposit, a community financial institution can have a small business customer outside of its branch footprint, because proximity to a branch is no longer necessary.

Accounts Receivable Financing Solutions
      Our BusinessManager product enables community financial institutions to manage accounts receivable financing, from the purchase of receivables from small businesses to the ongoing processing, billing and tracking of these receivables. Many of our clients outsource this activity to us. To automate the process further, we offer electronic links for the financial institutions and their small business customers through secure connections to our Internet portal, BusinessManager.com. During 2005, our network of client financial institutions purchased approximately $3.82 billion of accounts receivable from approximately 2,600 small businesses. We do not act as a lender for any of our accounts receivable financing solutions and do not have any credit risk for the accounts receivable. BusinessManager, including insurance brokerage fees related to BusinessManager, generated $26.3 million, or 68.9%, of our total revenues in 2005, $28.6 million, or 72.1%, of our total revenues in 2004 and $31.5 million, or 73.0%, of our revenues in 2003.
      Our network of local sales consultants, or business development managers, helps our client financial institutions develop new marketing strategies and facilitates the market penetration of BusinessManager. Once a client financial institution contracts to use BusinessManager, our business development managers help the client design, implement and manage the sale of the BusinessManager accounts receivable financing program to the client’s small business customers and prospects.
      In addition to BusinessManager, we offer the following complementary products and services:

•	MedCashManager—an accounts receivable financing product using a third party solution specifically tailored for medical facilities and practices;

•	LendingNetwork—a referral network that offers small business financing from a group of alternative commercial lenders, allowing our community financial institutions to provide their small business customers with another financing option when a traditional line of credit or accounts receivable financing through BusinessManager is not available; and

•	Insurance—our insurance brokerage subsidiary offers credit and fraud insurance to our accounts receivable financing clients.

Teller Automation Systems
      Our teller automation systems, including WinTELLER, WinGUARD and CaptureFIRST, are installed in approximately 80 financial institutions in the United States and are designed to help financial institution branches better manage customer account transactions, improve teller efficiency and enhance customer experiences. WinGUARD is a transactional fraud detection solution and CaptureFIRST is a branch image capture and signature verification tool.

Turn-key Leasing Solutions
      We offer a turn-key leasing solution to community financial institutions that consists of lease structuring and pricing, lease equipment procurement, monthly processing and servicing and off-lease equipment sales. Most community financial institutions have avoided the leasing business because of its complexity. As a result, many of the community financial institutions’ customers lease equipment through other financing sources, including larger regional and national financial institutions. Our solution allows a community financial institution to brand its own leasing program and offer a comprehensive leasing option to small businesses in its market. The loan for the leased equipment is structured as a non-recourse note payable to us, and we in turn use the funds to acquire the leased asset and close the lease with the lessee. We do not act as a lender for our turn-key leasing solutions and do not bear any credit risk for the lease.

Financial Institution Website Design and Hosting
      Our website design and hosting services for community financial institutions provide solutions that give a community financial institution a variety of options for its website. We have designed and currently host over 600 financial institution websites across the United States, but we do not host any confidential bank data on our servers. We also design and host small business websites for customers of our community financial institution clients.

Related Products and Services
      To complement our product and service offerings described above, we provide a variety of related services, software products and equipment. Our current ancillary products and services include:

•	loan and deposit platform automation;

•	Free Checking—our direct mail campaign to assist community financial institutions with new account initiation;

•	Internet banking;

•	electronic bill presentment and payment; and

•	IdentificationManager—a United States Patriot Act verification tool.

      In addition to the products and services we offer to community financial institutions and their small business customers, we also provide small business retailers with retail inventory management services through our RMSA division. We believe that between 30,000 and 90,000 retail businesses fit the profile of a RMSA client. We believe that RMSA’s inventory management software, called Freedom, is unique in the industry as a result of its ability to provide retailers with a ten-month “forecast” of inventory needs based on a “bottom-up” approach to planning. RMSA’s system looks at the performance of individual classifications of inventory in each store, as opposed to most inventory management services, which are “top down” systems. RMSA generated $8.7 million, or 22.6%, of our total revenues in 2005, $9.0 million, or 22.7%, of our total revenues in 2004 and $9.1 million, or 21.1%, of our revenues in 2003.
      We operate in two industry segments, financial institution services and retail inventory management services. Note 22 to our audited consolidated financial statements included in this annual report discloses our segment results.
Sales and Marketing
      We seek to retain and expand our community financial institution client base and to help our clients drive end user adoption rates for their small business customers. As of June 5, 2006, we had approximately 113 employees involved in direct sales, marketing and business development activities. As of that date, our financial institutions sales team was composed of 17 sales representatives and product specialists who sell our suite of products and services. Because they have the ability to sell our full range of products and services, our sales representatives can capitalize on their relationships with community financial institutions by cross-selling additional products and services to existing clients.
      In addition, we have 41 business development managers who work closely with our community financial institution clients to sell some of our products to small businesses. These sales professionals use our database marketing tools to provide a detailed analysis of small businesses that are likely candidates for our products in the community financial institution’s prospective market area. We also sell and market our retail inventory management services through analysts located throughout the United States and Canada. As of June 5, 2006, we employed 39 such analysts. The average RMSA analyst has been with RMSA for more than 13 years and has more than 20 years’ experience in the retail sector.
      Our marketing efforts consist of sponsorship and attendance at trade shows, email newsletters, print media advertisement placements, direct mail, telemarketing and national and regional marketing campaigns. We also conduct a user group meeting, which enables us to keep in close contact with our clients and demonstrate new products and services to them. Our marketing efforts also include obtaining referrals and endorsements from our clients and various banking-related organizations including bankers’ banks, the Independent Community Bankers Association and the American Bankers Association.
Customer Service
      We believe exceptional customer service is a strong competitive differentiator in the community financial institution marketplace, and we are creating a corporate culture that promotes and rewards exceptional customer service from all of our employees. For example, most of our senior executives interact regularly with our existing and potential clients and are readily accessible by them. In addition, our dedicated customer service and technical support departments enhance our ability to offer reliable, secure and automated solutions.
      Our customer service department is responsible for educating and assisting our clients in the use of our services. Our technical support department is generally responsible for consulting with clients regarding technical issues and for solving any technical problems our customer service department brings to their attention. Our technical support department is also responsible for maintaining our backup systems and for coordinating the disaster recovery services maintained by some of our information processing clients.

Competition
      The market for companies that provide technology solutions to financial institutions is intensely competitive and highly fragmented, and we expect increased competition from both existing competitors and companies that enter our existing or future markets. Numerous companies supply competing products and services, and many of these companies specialize in one or more of the services that we offer or intend to offer to our clients.
      In our financial institution services business, we compete with several national companies, including FiServ, Inc., Jack Henry & Associates, Inc., Open Solutions, Inc., John H. Harland Company, and Fidelity National Information Services, Inc. In addition, we compete with multiple smaller and regional providers. The principal competitive factors affecting the market for our products and services include quality and reliability of customer care and service, price, degree of product and service integration, ease of use and service features. There has been significant consolidation among providers of information technology products and services to financial institutions, and we believe this consolidation will continue in the future.
      With respect to our receivables financing product offering, the market for small business financial services continues to be intensely competitive, fragmented and rapidly changing. We believe that we compete effectively as a result of our highly trained and motivated sales force as well as the functionality of BusinessManager. We face primary competition from companies offering products similar to BusinessManager to financial institutions. Only a limited number of companies offer similar broad solutions, including marketing on behalf of the client financial institution. We believe that we are the largest of such companies in terms of revenue, number of client financial institutions and size of our dedicated sales force. We believe that other firms typically offer software, but not sales support, to the financial institution.
      In the retail inventory management area, we compete primarily with other consulting and planning firms. In addition, many larger retail firms have in-house forecasting and inventory management groups. We expect that competition could increase as new consulting and planning firms attempt to enter the retail forecasting market or other retailers bring inventory planning in-house.
      Many of our competitors are larger and have substantially greater resources than we have. As a result, we may be unable to compete effectively against these businesses in our product and service offerings or in our efforts to acquire businesses and products that could support our growth or expand our operations.
Government Regulation
      We are not licensed by the Office of the Comptroller of the Currency, the Board of Governors of the Federal Reserve System, the Office of Thrift Supervision, the FDIC, the National Credit Union Administration or any other federal or state agency that regulates or supervises depository institutions or other providers of financial services. However, our current and prospective community financial institution clients operate in markets that are subject to substantial federal and state regulatory oversight and supervision. Because we provide products and services to regulated entities, we are subject to examination under the authority of the Bank Service Company Act and must comply with the Gramm-Leach-Bliley Act of 1999 and other laws and regulations that apply to depository and financial institutions. These regulators have broad supervisory authority to require the correction of any deficiencies or other negative findings identified in any such examination.
      Financial institutions are required to comply with privacy regulations imposed under the Gramm-Leach-Bliley Act and applicable regulations under that Act. These regulations place restrictions on financial institutions’ use of non-public personal information. All financial institutions must provide detailed privacy policies to their customers and offer them the opportunity to opt out of the sharing by the financial institutions of the customer’s non-public personal information with non-affiliated parties. As a provider of services to financial institutions, we are required to comply with the privacy regulations and are bound by the same limitations on disclosure of the information received from our clients as apply to the financial institutions themselves.
Intellectual Property and Other Proprietary Rights
      We regard intellectual property and other proprietary rights as important to our success. We rely on a combination of copyright, trademark and trade secret laws, confidentiality procedures and contractual provisions to protect our proprietary technology. We also enter into confidentiality and proprietary rights agreements with our employees, consultants and other third parties and use what we believe are reasonable efforts to control access to our proprietary information. In addition, we have a number of non-exclusive licenses from third parties that allow us to incorporate their software in our product offerings. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products, independently develop products similar to ours, or obtain and use information that we regard as proprietary. We cannot assure you that the steps we have taken will adequately protect our proprietary rights or that our competitors will not independently develop similar technology. If we fail to protect our proprietary rights adequately, our competitors could offer similar services, potentially significantly harming our competitive position and decreasing our revenues. If a claim is asserted that we have infringed the intellectual property of a third party or if our products or services are found to infringe the proprietary rights of others, we may be required to change our business practices or seek licenses to that intellectual property. We may also become subject to significant costs and monetary penalties.
      In addition to a portfolio of trade secrets and registered and unregistered copyrights and trade marks, we have filed a United States patent application and a related continuation-in-part covering an invention related to remote check deposits. The United States Patent and Trademark Office is examining the patent application and related continuation-in-part. We believe that the patent, if issued, may give us a competitive advantage. We cannot assure you, however, that the patent will be granted or that none of its claims will be rejected.
Employees
      At June 1, 2006, we employed 361 people.
Properties
      In March 2000, we signed a ten-year lease for approximately 45,000 square feet of office space in a building in Brentwood, Tennessee. This leased space houses our headquarters, processing, insurance and other staff offices. We also lease approximately 14,000 square feet of office space in a building in Atlanta, Georgia. This leased space has a three-year term and houses a portion of our executive management and will house an item processing and imaging center scheduled to be built out during 2006. Our retail forecasting services group is based in Riverside, California where we lease 6,100 square feet of office space. The term for this space expires January 31, 2008. We also lease approximately 7,500 square feet of office space in Denver, Colorado for our core and item processing services. This lease expires July 31, 2007. Through our acquisition of Goldleaf Technologies in 2006, we lease approximately 12,000 square feet of office space in a building in Brentwood, Tennessee. This lease has approximately four years remaining and houses the Goldleaf Technologies operations staff.
Legal Proceedings
      We are from time to time a party to legal proceedings which arise in the normal course of business. We are not currently involved in any material litigation, the outcome of which would, in management’s judgment based on information currently available, have a material adverse effect on our results of operations or financial condition, nor is management aware of any such litigation threatened against us.

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
Risks Related to Our Business
We have a limited operating history as a combined company under a new chief executive officer, which makes it difficult to make comparisons with our prior operations and to project our future performance.
      Our chief executive officer, Mr. Lynn Boggs, joined us in December 2005 when we merged with Captiva. Our previous chief executive officer, Mr. Henry Baroco, became our president and chief operating officer. We acquired Goldleaf Technologies and P.T.C. in January 2006. Accordingly, we have a very limited history as a combined company providing a wide variety of products and services to financial institutions. This limited operating history, our new management and our recent and substantial expansion of products and services make it difficult to make comparisons with our prior operations and to project our future performance. Further, given this limited combined operating history, there can be no assurance that we will achieve any of our objectives.
We generate a majority of our revenues from our accounts receivable financing solution and our retail inventory management services, and those revenues have declined in recent years. If these trends continue, our financial performance may be materially and adversely affected.
      For the quarter ended March 31, 2006, we derived approximately 53.0% of our consolidated revenues from participation fees, license fees, insurance brokerage fees and maintenance fees from BusinessManager, our accounts receivable financing solution, and approximately 16.1% of our consolidated revenues from fees generated by our retail inventory management services product. We expect to continue to generate a substantial portion of our revenues from these sources during the remainder of 2006 and for some period thereafter. In recent years, our revenues from BusinessManager and retail inventory management services have declined from year-to-year. If our annual revenues from BusinessManager or retail inventory management services continue to decline or begin to decline more rapidly, we may not be able to generate sufficient revenues from our other products or services to offset that decline. In addition, we cannot be certain that we will be able to continue to successfully market and sell BusinessManager to both financial institutions and their small business customers or successfully market and sell retail inventory management services to small businesses. Our failure to do so, or any events that adversely affect BusinessManager or retail inventory management services, would materially and adversely affect our overall business.
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
We may acquire companies that have significant deficiencies or material weaknesses in their internal control over financial reporting, which may cause us to fail to meet our reporting obligations, cause our financial statements to contain material misstatements and harm our business and operating results.
      We acquired Goldleaf Technologies on January 31, 2006. In April 2006, our independent auditors, Grant Thornton LLP, issued a letter to us regarding the financial statements of Goldleaf Technologies in which they identified certain matters that they consider to constitute significant deficiencies and material weaknesses in Goldleaf Technologies’ internal control over financial reporting. These matters primarily relate to the control environment in existence at Goldleaf Technologies, a privately held company, before we acquired it. A significant deficiency is a control deficiency, or combination of deficiencies, that adversely affects a company’s ability to initiate, authorize, record, process or report external financial data reliably in accordance with GAAP such that there is a more than remote likelihood that a misstatement of the entity’s annual or interim financial statements that is more than inconsequential will not be prevented or detected. A material weakness is a significant deficiency, or a combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the entity’s annual or interim financial statements will not be prevented or detected. When we acquired Goldleaf Technologies, we took a number of remedial measures to address the issues subsequently raised by Grant Thornton. These remedial measures primarily consist of integrating the accounting software of Goldleaf Technologies into our systems and applying our oversight procedures to the accounting staff of Goldleaf Technologies. We have implemented many of these remedial measures, and we intend to implement other remedial measures so that the internal control over financial reporting at Goldleaf Technologies complies with the rules and regulations of the SEC within the required period. If these measures are insufficient to address the issues raised, or if we discover additional material weaknesses or significant deficiencies in the internal controls of Goldleaf Technologies or the internal controls of other companies we acquire, we may fail to meet our reporting obligations, our financial statements may contain material misstatements and our business and operating results may be harmed.
We may be unable to account for our acquisitions in a timely manner, which may cause us to fail to meet our reporting obligations and harm our business and operating results.
      We acquired KVI Capital in July 2005, Captiva in December 2005 and Goldleaf Technologies in January 2006. We failed to file required financial statements of KVI Capital with the SEC in October 2005 because we initially concluded that we were not required to file any financial statements of KVI Capital with the SEC. With respect to Captiva, we provided only one year of financial statements because we did not include the contingent purchase price for Captiva in the significance analysis used to determine the number of years of financial statements we were required to file with the SEC. In connection with our review of the significance of our Goldleaf Technologies acquisition, we determined that we needed to prepare and file additional financial statements for both KVI Capital and Captiva. With regard to KVI Capital, we determined that the size of the invested lease assets required us to include audited financial statements from April 1, 2005 to July 31, 2005. For Captiva, we subsequently determined that we should include the contingent purchase price in our significance analysis and include two years of historical financial audits for Captiva. We have since filed these materials with the SEC. Further, given the matters described in the risk factor above with respect to the financial statements of Goldleaf Technologies, we failed to file with the SEC the required financial statements of Goldleaf Technologies within 75 days of the closing of the acquisition, although we have now filed those financial statements. As a result of not having made these filings in the prescribed time period, we will not be eligible to use a short-form registration statement on Form S-3 for a period of 12 to 13 months. We believe that our failure to account for these acquisitions in a timely manner was primarily the result of our misapplication of accounting standards. We have remediated this internal control weakness by adding additional internal controls. If we continue to have financial reporting issues of this nature related to our acquisitions, we may fail to meet our reporting obligations, our financial statements may contain material misstatements and our business and operating results may be harmed.
If we are unable to successfully integrate the business operations of Captiva, P.T.C. and Goldleaf Technologies into our business operations, we will not realize the anticipated potential benefits from these acquisitions and our business could be adversely affected.
      The acquisitions of Captiva, P.T.C. and Goldleaf Technologies involve the integration of companies that have previously operated independently in markets that are new to us. Successful integration of these acquired businesses with ours entails numerous challenges and will depend on our ability to consolidate operations, systems and procedures, eliminate redundancies and reduce costs. If we are unable to do so, we will not realize the anticipated potential benefits of the acquisitions, and our business and results of operations would be adversely affected.
Because our business involves the electronic storage and transmission of data, security breaches and computer viruses could expose us to litigation and adversely affect our reputation and revenue.
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
      As an example of the risks of this nature that we face, our Goldleaf Technologies division recently suffered an attempt to redirect its clients’ customers to a phishing website to entice them to enter their personal financial information. To ensure the security of the network, Goldleaf Technologies temporarily suspended all Internet access to its website services. Although Goldleaf Technologies does not host any personal data for its community financial institution clients and consequently lost no data in the incident, the interruption of service, the inconvenience to its clients and their customers, the management time required to deal with the issue, and the potential loss of personal data by consumers who may have been enticed to enter their information on the false website have had and may continue to have an adverse effect on our financial performance and business reputation.
If we experience losses, we could experience difficulty meeting our business plan and our stock price could decline.
      We may not be able to maintain our financial performance as we implement our business plan for the combined entity. Any failure to achieve and maintain profitability could negatively affect the market price of our common stock. If our revenues decline or grow slower than we anticipate, or if our operating expenses exceed our expectations and cannot be adjusted accordingly, our business operations and financial results will suffer. We anticipate that the combined company will incur significant product development, administrative, and sales and marketing expenses. In light of these expenses, any failure to increase revenues significantly may also harm our ability to achieve and maintain profitability.
If we are unable to maintain or grow our business, our operating results and financial condition would be adversely affected.
      In recent years, revenues generated by our accounts receivable financing solution and retail inventory management products and services have declined. We cannot guarantee that our revenues, even as a combined company, will not continue to decline. If we are unable to grow our business and revenues, our operating results and financial condition would be adversely affected.
If we are unable to manage our growth, our business and results of operations could be adversely affected.
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
Our business significantly depends on a productive sales force, and our sales force has experienced management and employee turnover in recent years. If these problems recur, we may not be able to achieve our sales plans or maintain our current level of sales.
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
Because we have a long sales and implementation cycle for some of our solutions, we face the risk of not closing sales after expending significant resources, which could materially and adversely affect our business, financial condition and results of operations.
      We must expend substantial time, effort and money educating potential clients about the value of some of our solutions, particularly our core data processing solution. We may expend significant funds and management resources during the sales cycle and ultimately fail to generate any revenues. For our core data processing solution, our sales cycle generally ranges between six to nine months, and our implementation cycle generally ranges between six to nine additional months. Many of our other products require similarly long sales and implementation cycles. Our sales cycle for all of our products and services is subject to significant risks and delays over which we have little or no control, including

•	our clients’ budgetary constraints;

•	the timing of our clients’ budget cycles and approval processes;

•	our clients’ willingness to replace their current vendors;

•	the success and continued support of our strategic marketing partners’ sales efforts; and

•	the timing and expiration of our clients’ current license agreements or outsourcing agreements for similar services.
If we are unsuccessful in closing sales after expending significant funds and management resources or if we experience delays as discussed above, our business, financial condition and results of operations will be materially and adversely affected.
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

We may not be able to enter into and successfully implement strategic alliances, which could limit our ability to grow our business as we intend.
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
We may be unable to market our products and services successfully to new client financial institutions or to retain current client financial institutions. If we are unable to do so, our business may be materially and adversely affected.
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
We may be unable to compete in our markets, which could cause us not to achieve our growth plans and materially and adversely affect our financial performance.
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
We may be unable to protect our proprietary technology adequately, which may have a material adverse effect on our revenue, our prospects for future growth and our overall business.
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
We rely on the technological infrastructure of our client financial institutions and their individual customers, and any failure of that infrastructure could have a material adverse effect on our revenue and our business.
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
We could be sued for contract or product liability claims that exceed our available insurance coverage, which could have a material adverse effect on our business, financial condition and results of operations.
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
We may not have access to capital to support our planned growth, which could significantly impair our ability to add new products or services.
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
Technological changes may reduce the demand for our products and services or render them obsolete, which would reduce our revenue and income.
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
Future governmental laws and regulations may adversely affect us by making it more costly and burdensome to conduct our business or operations.
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
Risks Related to Our Industry
We depend heavily on a single industry, and any downturn in that industry would materially and adversely affect our business and operations.
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
Financial institutions are subject to industry consolidation, and we may lose clients with little notice, which could adversely affect our revenues.
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
Risks of Owning Our Common Stock
Our stock price is volatile and any investment in our common stock could suffer a decline in value.
      The market price of our common stock has been subject to significant fluctuations and may continue to be volatile in response to:

•	actual or anticipated variations in quarterly revenues, operating results and profitability;

•	changes in financial estimates by us or by a securities analyst who covers our stock;

•	publication of research reports about our company or industry;

•	conditions or trends in our industry;

•	stock market price and volume fluctuations of other publicly-traded companies and, in particular, those whose businesses involve technology products and services for financial institutions;

•	announcements by us or our competitors of technological innovations, new services, service enhancements, significant contracts, acquisitions, commercial relationships, strategic partnerships, divestitures, technological innovations, new services or service enhancements;

•	announcements of investigations or regulatory scrutiny of our operations or lawsuits filed against us;

•	the passage of legislation or other regulatory developments that adversely affect us, our clients or our industry;

•	additions or departures of key personnel;

•	general economic conditions.
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
      In addition to the letter relating to Goldleaf Technologies referenced above, our independent auditors, Grant Thornton LLP, issued a letter to our management and board of directors in which they identified certain matters that they consider to constitute significant control deficiencies in our internal control over financial reporting. A significant deficiency is a control deficiency, or combination of deficiencies, that adversely affects a company’s ability to initiate, authorize, record, process or report external financial data reliably in accordance with GAAP such that there is a more than remote likelihood that a misstatement of the entity’s annual or interim financial statements that is more than inconsequential will not be prevented or detected. We have taken a number of remedial measures to address the issues raised by Grant Thornton. If these measures are insufficient to address the issues raised, or if additional significant deficiencies in our internal controls are discovered in the future, we may fail to meet our reporting obligations, our financial statements may contain material misstatements and our business and operating results may be harmed.
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
      As of December 31, 2005, we had available net operating losses, or NOLs, of approximately $40.8 million that will expire beginning in 2011 if not used. We acquired approximately $37.6 million of these NOLs in connection with our 2001 merger with Towne Services. Section 382 of the Internal Revenue Code limits the amount of NOLs available to us in any given year. This limitation permits us to realize only a small portion of the potential tax benefit of the NOLs each year. We estimate that we will be able to realize approximately $5.3 million of the Towne Services NOLs, which we recorded as a $1.9 million deferred tax asset at December 31, 2005. We may be unable to use all of these NOLs before they expire.
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

Item 6. Selected Financial Data.
      You should read the following selected consolidated financial data together with our consolidated financial statements and the related notes and with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included elsewhere in this annual report. Our selected consolidated statement of operations data for the year ended December 31, 2005 and our selected consolidated balance sheet data at December 31, 2005 have been derived from, and are qualified by reference to, our consolidated financial statements that have been audited by Grant Thornton, an independent registered public accounting firm, and that are included in this annual report. Our selected consolidated statement of operations data for the years ended December 31, 2003 and 2004 and our selected consolidated balance sheet data at December 31, 2003 and 2004 are derived from, and are qualified by reference to, our consolidated financial statements that have been audited by Ernst & Young, an independent registered public accounting firm, and that are included in this annual report. Our selected consolidated statement of operations data for the years ended December 31, 2001 and 2002 and the selected consolidated balance sheet data at December 31, 2001 and 2002 are derived from our audited consolidated financial statements that are not included in this annual report.

	Year Ended December 31,

	2001	2002	2003	2004	2005
(In thousands, except per share data)

Consolidated Statement of Operations Data:
Total revenues	$55,760	$54,545	$42,730	$39,649	$38,351
Cost of revenues	3,529	4,221	4,011	3,593	3,969

Gross profit	52,231	50,324	38,719	36,056	34,382
General and administrative	23,231	22,722	16,764	13,596	12,118
Selling and marketing	20,644	19,122	16,367	17,415	17,514
Research and development	453	566	445	398	257
Amortization	628	915	848	356	421
Other operating (income) expense, net	4,270	131	282	1,457	(3)
Total operating expenses	49,226	43,456	34,706	33,222	30,307

Operating income (loss)	3,005	6,868	4,013	2,834	4,075

Interest expense, net	(3,344)	(1,798)	(1,492)	(468)	(381)

Other income	—	—	427	266	—
(Loss) income before provision for income taxes	(339)	5,070	2,948	2,632	3,694
Benefit (provision) for income taxes	132	(1,977)	(1,150)	(62)	(1,359)

Net (loss) income	(207)	3,093	1,798	2,570	2,335
Preferred stock dividends	(63)	(160)	(160)	(2,056)	(2,160)

Net (loss) income available to common stockholders	$(270)	$2,933	$1,638	$514	$175

Net (loss) income per share:
Basic	$(0.02)	$0.21	$0.12	$0.04	$0.01
Diluted	$(0.02)	$0.20	$0.12	$0.04	$0.01
Shares used in calculation of net income per share:
Basic	11,073	14,005	14,028	14,243	14,727
Diluted	11,073	14,310	14,116	14,706	15,018
Other Financial Data:
EBITDA(1)	$7,493	$11,949	$8,958	$5,941	$6,179

	Year Ended December 31,

	2001	2002	2003	2004	2005
(In thousands)

Consolidated Balance Sheet Data:
Cash	$2,648	$1,146	$1,586	$7	$187
Receivables	8,387	7,146	5,003	4,610	4,799
Total assets	41,627	33,301	27,085	21,371	36,557	(2)
Total long-term debt(3)	31,109	23,190	19,277	1,666	8,509	(4)
Stockholders’ (deficit) equity	(9,191)	(5,989)	(4,368)	13,396	16,853

(1)	EBITDA is a non-GAAP financial measure. GAAP means generally accepted accounting principles in the United States. EBITDA is defined as GAAP net income plus interest expense, income taxes and depreciation and amortization less interest earned. We have provided EBITDA because we believe it is a commonly used measure of financial performance in comparable companies and because we believe it will help investors and analysts evaluate companies on a consistent basis, as well as enhance an understanding of our operating results. Our management uses EBITDA:

•	as a measurement of operating performance because it assists us in comparing our operating performance on a consistent basis, given that it removes the effect of items not directly resulting from our core operations;

•	for planning purposes, including the preparation of our internal annual operating budget and the calculation of our ability to borrow under our credit facility (with further adjustments as required under the terms of our credit facility);

•	to allocate resources to enhance the financial performance of our business;

•	to evaluate the effectiveness of our operational strategies; and

•	to evaluate our capacity to fund capital expenditures and expand our business.
      Other companies may calculate EBITDA differently than we do. In addition, EBITDA:

•	does not represent net income or cash flows from operating activities as defined by GAAP;

•	is not necessarily indicative of cash available to fund our cash flow needs; and

•	should not be considered as an alternative to net income, income from operations, cash provided by operating activities or our other financial information as determined under GAAP.
      Reconciliations of net (loss) income to EBITDA are as follows:

	Year Ended December 31,

	2001	2002	2003	2004	2005
(In thousands)

Net (loss) income	$(207)	$3,093	$1,798	$2,570	$2,335
Interest expense, net	3,344	1,798	1,492	468	381
(Benefit) provision for income taxes	(132)	1,977	1,150	62	1,359
Depreciation and amortization	4,488	5,081	4,518	2,844	2,104

EBITDA	$7,493	$11,949	$8,958	$5,944	$6,179

In calculating EBITDA, we do not add non-cash stock compensation expense to net (loss) income. We recorded non-cash stock-based compensation expense for the following periods as noted: $426,000 for the year ended December 31, 2001 and $46,000 for the year ended December 31, 2002.

(2)	Total assets excludes investments in direct financing leases of approximately $6.9 million as of December 31, 2005 purchased with the proceeds of long-term non-recourse lease notes.

(3)	Long-term debt excludes long term non-recourse lease notes payable of approximately $6.4 million as of December 31, 2005, which are non-recourse to us and are secured by the leased equipment purchased using the proceeds of the non-recourse notes.

(4)	Net of discount of $1,491,000.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
      The following is a discussion and analysis of our financial condition and results of operations and should be read in conjunction with our consolidated financial statements and related notes, and with the information contained in Item 6, “Selected Financial Data,” included elsewhere in this annual report. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could vary materially from those indicated, implied or suggested by these forward-looking statements as a result of many factors, including those discussed in “Risk Factors” and elsewhere in this annual report. For an overview of our business segments, including a description of products and services that we provide, see Item 1 entitled “Business.”
Overview
      We provide a suite of technology-based products and services that help community financial institutions compete more effectively with larger regional and national financial institutions. We believe that community financial institutions, which have traditionally competed on personalized service, are facing increasing challenges to improve their operating efficiencies and grow their customer base. These challenges include:

•	growing competition with larger national and regional banks;

•	the emergence of non-traditional competitors;

•	the compression of margins on traditional products;

•	the convergence of financial products into a single institution; and

•	legislative changes accelerating the need for financial institutions to offer a wider range of products and services to their customers.
      We believe that these competitive pressures are particularly acute for community financial institutions, which lack the substantial capital and specialized personnel to address their technology needs internally. Our solutions enable our clients to focus on their core competencies while we help them meet their product and technology needs. We provide our solutions primarily on an outsourced basis.
      The financial technology industry is currently characterized by significant acquisition activity, the introduction of new product and service offerings for financial institutions and an increased emphasis on security of customer data. We believe that these trends will result in greater opportunities for providers of financial technology.
      Historically, we have generated our revenues primarily from participation fees, software licenses fees, maintenance fees and insurance brokerage fees derived from BusinessManager, our accounts receivable financing solution, and from fees associated with our retail inventory management services product. For the quarter ended March 31, 2006, we derived approximately 53.0% of our consolidated revenues from BusinessManager and approximately 16.1% of our consolidated revenues from retail inventory management services. We expect to continue to generate a substantial portion of our revenues from these sources during the remainder of 2006 and for some period thereafter. In recent years, our revenues from BusinessManager and retail inventory management services have declined from year-to-year, and this trend may continue. Partly as a result of the performance of our BusinessManager and retail inventory management services businesses, in December 2005 we broadened our focus to providing a suite of solutions primarily to community financial institutions. We accomplished this shift in strategy by acquiring:

•	Captiva, which added core data processing as well as image and item processing;

•	P.T.C., which added teller automation systems; and

•	Goldleaf Technologies, which added ACH processing, remote capture processing, and website design and hosting.
We paid approximately $29.0 million for these acquisitions and our earlier acquisition of KVI Capital in July 2005, and we recorded goodwill totaling approximately $17.5 million.
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
Revenues
      We generate revenue from three main sources:

•	financial institution service fees;

•	retail inventory management services; and

•	other products and services.
      Financial Institution Service Fees
      Financial institution service fees include:

•	participation fees and insurance brokerage fees;

•	core data processing and image processing fees;

•	software license and maintenance fees; and

•	leasing revenues.

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

Results of Operations
      The following table provides, for the periods indicated, the percentage relationship of the identified consolidated statement of operations items to total revenues.

	Year Ended December 31,

	2003	2004	2005

Revenues:
Financial institution service fees	77.4%	76.7%	76.3%
Retail inventory management services	21.3	22.7	22.6
Other products and services	1.3	0.6	1.1

Total revenues	100.0	100.0	100.0
Cost of revenues:
Financial institution service fees	6.5	6.1	7.7
Retail inventory management services	2.9	2.9	2.6

Gross profit	90.6	90.9	89.7
Operating expenses:
General and administrative	39.2	34.3	31.6
Selling and marketing	38.3	43.9	45.7
Research and development	1.0	1.0	0.7
Amortization	2.0	0.9	1.1
Other operating (income) expense, net	0.7	3.7	0.0

Total operating expenses	81.2	83.8	79.1

Operating income	9.4	7.1	10.6
Interest expense, net	(3.5)	(1.2)	(1.0)
Other income	0.9	0.7	0.0

Income (loss) before income taxes	6.8	6.6	9.6
Income tax provision (benefit)	2.7	0.2	3.4

Net income (loss)	4.1%	6.4%	6.2%

      Historically, we have reported our results of operations using the following line items: participation fees; software license; retail inventory management services; insurance brokerage fees; and maintenance and other. Due to our recent acquisitions, we believe that the presentation set forth above, using line items for financial institution service fees, retail inventory management services and other products and services, will be more useful to an understanding of our operations. Therefore, we intend to present our consolidated statement of operations as set forth above on an ongoing basis.

          Year Ended December 31, 2005 Compared to Year Ended December 31, 2004
      Total revenues decreased 3.3% to $38.4 million for the year ended December 31, 2005, compared to $39.6 million for the year ended December 31, 2004.
      Financial Institution Service Fees. Financial institution service fees decreased $1.1 million, or 3.6%, to $29.3 million for the year ended December 31, 2005, compared to $30.4 million for the year ended December 31, 2004. The decrease was primarily due to a decline in revenues of $2.2 million attributable to our accounts receivable financing product, BusinessManager. Total receivables funded through BusinessManager declined to $3.82 billion in 2005 compared to $4.03 billion in 2004. This decrease was primarily the result of fewer small businesses funding through BusinessManager and fewer community financial institutions offering funding through BusinessManager during 2005 as compared to 2004, which we believe was due in part to a significant amount of turnover in the management and personnel of our sales force for this product. Although attrition rates for small businesses and client financial institutions were relatively stable, new sales to small businesses were lower than necessary to increase total participation fees. This decrease was partially offset by $595,000 in fees from new product introductions and $678,000 related to the acquisitions of KVI Capital and Captiva, both of which we acquired during 2005.
      Retail Inventory Management Services. Retail inventory management services fees decreased to $8.7 million for 2005 as compared to $9.0 million for 2004. The decrease of $325,000, or 3.6%, from 2004 was primarily a result of a decline in monthly forecast service fees of $227,000 due to a decrease in the number of forecast customers. As a percentage of total revenues, retail inventory management services fees accounted for 22.6% during 2005 compared to 22.7% in 2004.
      Other Products and Services. Revenues from other products and services increased $179,000, or 74.9%, to $418,000 for the year ended December 31, 2005 compared to $239,000 for the year ended December 31, 2004. This increase was primarily attributable to $298,000 in revenue from our Free Checking program, partially offset by a reduction in forms sales and other miscellaneous revenue.
      Cost of Revenues — financial institution service fees. Cost of revenues related to financial institution service fees increased 21.1% to $3.0 million for the year ended December 31, 2005 compared to $2.4 million for the year ended December 31, 2004. This increase is primarily attributable to a cost of sales related to our Free Checking program of $378,000 and cost of sales for discount interest expense of $180,000 associated with our leasing product. Neither of these products existed in 2004. As a percentage of total revenues, cost of sales for financial institution service fees increased to 7.7% for the year ended December 31, 2005 compared to 6.1% for the year ended December 31, 2004.
      Cost of Revenues — retail inventory management services. Cost of revenues related to retail inventory management services decreased 12.9% to $1.0 million for the year ended December 31, 2005 compared to $1.2 million for the year ended December 31, 2004. The decrease is due to a decline of approximately $76,000 in salary and benefits expense related to a reduction in headcount and a $54,000 reduction in the cost of postage and outside processing services associated with the generation of our forecast reports.
      General and Administrative. General and administrative expenses decreased 10.9% to $12.1 million for the year ended December 31, 2005, compared to $13.6 million for the year ended December 31, 2004. The decrease was due to a $655,000 decrease in depreciation expense in 2005 due to lower capital spending over the last two years. Also contributing to the decrease was a decline $586,000 in salary and benefits expense due to a decrease in the number of general and administrative personnel during 2005 as compared to 2004. As a percentage of total revenues, general and administrative expenses decreased to 31.6% for the year ended December 31, 2005 compared to 34.3% for the year ended December 31, 2004.
      Selling and Marketing. Selling and marketing expenses increased 1.0% to $17.5 million for the year ended December 31, 2005, compared to $17.4 million for the year ended December 31, 2004. Selling and marketing expenses include cost of wages and commissions paid to our sales force, travel costs of the sales force, recruiting for new sales and marketing personnel and marketing fees associated with direct and telemarketing programs. Sales salaries and benefits increased by $539,000. This increase was partially offset by decreases in commission expense of $431,000. As a percentage of total revenues, selling and marketing expenses increased to 45.7% for the year ended December 31, 2005, compared to 43.9% for the year ended December 31, 2004.
      Research and Development. Research and development expenses decreased 35.4% to $257,000 for the year ended December 31, 2005, compared to $398,000 for the previous year ended December 31, 2004. Research and development expenses include the non-capitalizable direct costs associated with developing new versions of our software, as well as other software development projects that, in accordance with GAAP, we do not capitalize. The decrease was primarily due to our capitalizing an increased percentage of total development staff during 2005. As a percentage of total revenues, research and development expenses decreased to 0.7% for the year ended December 31, 2005 compared to 1.0% for 2004.
      Amortization. Amortization expenses increased 18.3% to approximately $421,000 for the year ended December 31, 2005, compared to approximately $356,000 for the previous year. These expenses include the cost of amortizing intangible assets, including trademarks and identified intangibles recorded from our August 2001 merger with Towne Services and the acquisitions of KVI Capital and Captiva. The increase is primarily due to the amortization of new intangibles recorded as a result of the KVI and Captiva acquisitions in 2005.
      Other Operating (Income) Expense, Net. Other operating (income) expense, net decreased significantly to operating income of $3,000 for the year ended December 31, 2005 from approximately $1.5 million of expense for 2004. Other operating expenses include property tax and other miscellaneous costs associated with providing support and services to our client financial institutions. The decrease in 2005 is due to significant charges related to the $20.0 million financing we completed with Lightyear in January 2004. The January 2004 Lightyear financing resulted in two significant unusual items: a $780,000 charge for the write-off of deferred financing costs associated with our 1998 credit facility, and a $896,000 charge related to the purchase of a tail directors and officers insurance policy that was required to be expensed immediately. Partially offsetting those two items in 2004 was a reduction in expense of approximately $400,000 due to the favorable conclusion of several state sales tax contingency matters.
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
      Other Income. For the year ended December 31, 2004, we received proceeds totaling $266,000 relating to notes receivable from former officers of one of our subsidiaries. Because we had previously written off these notes as uncollectible, their subsequent collection resulted in this gain.
      Income Tax Provision. The income tax provision for the year ended December 31, 2005 was approximately $1.4 million as compared to $62,000 for the year ended December 31, 2004. During September 2004, we recorded a tax benefit of $972,000 relating to an income tax contingent liability for which the statute of limitations expired in that month. As a result, the effective tax rate for the year ended December 31, 2004 was 2.3%. We expect our effective tax rate to be approximately 39.0% in future periods.

     Year Ended December 31, 2004 Compared to Year Ended December 31, 2003
      Total revenues decreased 7.2% to $39.6 million for the year ended December 31, 2004, compared to $42.7 million for the year ended December 31, 2003.
      Financial Institution Service Fees. Financial institution service fees decreased $2.7 million, or 8.2%, to $30.4 million for the year ended December 31, 2004, compared to $33.1 million for the year ended December 31, 2003. The decrease was primarily due to a decline in revenues of $2.6 million attributable to Business Manager. Total receivables funded through BusinessManager declined to $4.03 billion in 2004 compared to $4.44 billion in 2003. This decrease was primarily the result of fewer small businesses funding through BusinessManager and fewer community financial institutions offering funding through BusinessManager during 2004 as compared to 2003, which we attribute in part to a significant amount of turnover in the management and personnel of our sales force for this product. Although attrition rates for small businesses and client financial institutions were stable, sales to new small businesses were sluggish, which is why we invested heavily in our sales force during 2004. We also incurred a decrease of $244,000 in insurance brokerage fees.
      Retail Inventory Management Services. Retail inventory management services fees decreased to $9.0 million for 2004 as compared to $9.1 million in 2003. As a percentage of total revenues, retail inventory management services fees accounted for 22.7% during 2004 compared to 21.1% in 2003.
      Other Products and Services. Revenues from other products and services decreased $307,000 or 75.5% to $241,000 for the year ended December 31, 2004 compared to $548,000 for the year ended December 31, 2003. This decrease was primarily attributable to recording a $250,000 legal settlement in 2003 without a similar gain in 2004.
      Cost of Revenues — financial institution service fees. Cost of revenues associated with financial institution service fees decreased 12.1% to $2.4 million for the year ended December 31, 2004 as compared to $2.8 million for the year ended December 31, 2003. The decrease was due to a decline in salary and benefits of approximately $182,000 related to a reduction in personnel in our processing departments, as well as an $88,000 decline in bank lockbox processing fees. As a percentage of total revenues, cost of sales related to financial institution service fees decreased to 6.1% for the year ended December 31, 2004 compared to 6.5% for the year ended December 31, 2003.
      Cost of Revenues — retail inventory management services. Cost of revenues associated with retail inventory management services decreased 6.6% to $1.2 million for the year ended December 31, 2004 compare to $1.2 million for the year ended December 31, 2003. The decrease is due to a $78,000 decline in the cost of postage and outside processing services related to the generation of our forecast reports. As a percentage of total revenues, cost of revenues related to retail inventory management services remained constant at 2.9% between years.
      General and Administrative. General and administrative expenses decreased 18.9% to $13.6 million for the year ended December 31, 2004, compared to $16.8 million for the year ended December 31, 2003. The decrease was due to a $1.0 million decrease in depreciation expense to $1.7 million in 2004 as compared to $2.7 million in 2003. This is due to lower capital spending over the last two years. Also contributing to the decrease was a decline in salary and benefits expenses of $1.0 million, due to a decrease in the number of general and administrative personnel during 2004 as compared to 2003. As a percentage of total revenues, general and administrative expenses decreased to 34.3% for the year ended December 31, 2004 compared to 39.2% for the year ended December 31, 2003.
      Selling and Marketing. Selling and marketing expenses increased 6.4% to $17.4 million for the year ended December 31, 2004 compared to $16.4 million for the year ended December 31, 2003. The increase was primarily due to an increase in sales staff, travel expenses and recruiting costs, partially offset by a decrease in commissions expense. As a percentage of total revenues, selling and marketing expenses increased to 43.9% for the year ended December 31, 2004 compared to 38.3% for the year ended December 31, 2003.

      Research and Development. Research and development expenses decreased 10.6% to $398,000 for the year ended December 31, 2004, compared to $445,000 for the previous year ended December 31, 2003. These costs include the non-capitalizable direct costs associated with developing new versions of our software, as well as other software development projects that, in accordance with GAAP, we do not capitalize. The decrease was primarily due to fewer personnel on staff devoted to research and development activities in 2004. As a percentage of total revenues, research and development expenses remained constant at 1.0% for the years ended December 31, 2004 and 2003.
      Amortization. Amortization expenses decreased 58.0% to approximately $356,000 for the year ended December 31, 2004, compared to approximately $848,000 for the previous year. These expenses include the cost of amortizing intangible assets including trademarks, and debt issuance costs related to our recapitalization in 1998 (reflected only in our 2003 results) as well as identified intangibles recorded from our August 2001 merger with Towne Services. The decrease is primarily the result of decreased debt issuance cost amortization associated with the Bank of America credit facility we entered into in January 2004.
      Other Operating Expense. Other operating expenses increased significantly to $1.5 million for the year ended December 31, 2004 from approximately $282,000 for 2003. Other operating expense included property tax and other miscellaneous costs associated with providing support and services to our client financial institutions. The increase in 2004 is due to significant charges related to the January 2004 Lightyear financing noted above. That financing resulted in two significant unusual items: a $780,000 charge for the write-off of deferred financing costs associated with our 1998 credit facility, and a $896,000 charge related to the purchase of a tail directors and officers insurance policy that was required to be expensed immediately. Partially offsetting these two items was a reduction in expense of approximately $400,000 due to the favorable conclusion of several state sales tax contingency matters.
      Operating Income. As a result of the above factors, our operating income decreased 36.1% to $2.8 million for the year ended December 31, 2004, compared to $4.4 million for the previous year.
      Interest Expense, Net. Interest expense, net decreased $1.0 million to $468,000 for the year ended December 31, 2004 compared to $1.5 million in 2003. The decrease was primarily due to the reduction of our outstanding debt resulting from the January 2004 Lightyear financing. Our average debt balance for 2004 was approximately $6.9 million compared to $26.8 million in 2003.
      Other Income. For the year ended December 31, 2004, we received proceeds totaling $266,000 relating to notes receivable from former officers of one our subsidiaries. Because we had previously written off these notes as uncollectible, their subsequent collection resulted in this gain. For the year ended December 31, 2003, we recorded a gain of $427,000 related to the sale of our insurance division.
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

Revenue Recognition
      We recognize revenue in accordance with SEC Staff Accounting Bulletin No. 104 and other related generally accepted accounting principles. We recognize revenue when all of the following conditions are satisfied: (1) there is persuasive evidence of an arrangement; (2) the service has been provided to the customer; (3) the amount of fees to be paid by the customer is fixed or determinable; and (4) the collection of our fees is probable.
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
      We generate maintenance fees and other revenues from several ancillary products and services that we provide to our client financial institutions ratably over a 12-month period beginning on the first anniversary of the agreement with our client.
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

      Software license fees for our accounts receivable financing solution consist of two components: a license fee and a client training and support fee. We receive these one-time fees on the initial licensing of our program to a client financial institution. Some agreements contain performance or deferred payment terms that must be met for us to receive payment and recognize revenue. We recognize revenues from the license fee once we have met the terms of the client agreement. We recognize the client training and support fee ratably over a four-month service period after activation of the license agreement.
      Revenue recognition rules for up-front fees are complex and require interpretation and judgment on the part of management. Each of our products containing software elements, including core data processing, accounts receivable financing and teller automation systems, requires the establishment of vendor specific objective evidence, or VSOE, for each element of the arrangement. Determining each element of an agreement and establishing VSOE can be complex. If we modify our contract terms to an extent that changes our VSOE conclusions, our revenue recognition practices could be materially affected. Management completed a thorough analysis of the new client licenses for accounts receivable financing we obtained in 2003 and 2004 and concluded that we completed all services related to the up-front fees in approximately four months. As a result, effective January 1, 2005, we changed the estimated service period for recognition of the up-front license fee from a twelve-month to a four-month revenue recognition period. This change in assumptions resulted in an increase of approximately $115,000 in financial institution service fees during the quarter ended March 31, 2005 and increased financial institution service fees by $130,000 for the year ended December 31, 2005. We believe that this practice most accurately portrays the economic reality of the transactions.
      We recognize leasing revenues for both direct financing and operating leases. For direct financing leases, the investment in direct financing leases caption consists of the sum of the minimum lease payments due during the remaining term of the lease and unguaranteed residual value of the leased asset. We record the difference between the total above and the cost of the leased asset as unearned income. We amortize unearned income over the lease term so as to produce a constant periodic rate of return on the net investment in the lease. There is a significant amount of judgment involved in estimated residual values of leased assets at the inception of each lease. Management bases these estimates primarily on historical experience; however, changes in the economy or product obsolescence could adversely affect the residual values actually obtainable. We monitor residual values quarterly to re-assess the recorded amounts. In the event our assumptions change regarding the amounts expected to be realized, we could incur substantial losses related to leased assets. For leases classified as operating leases, we record the leased asset at cost and depreciate the leased asset. We record lease payments as rent income during the period earned.

Retail Inventory Management Services
      We recognize revenues for our retail inventory management services as the transactions occur and as we perform merchandising and forecasting services.

Other Products and Services
      Revenues from other products and services consist of revenues from Free Checking, our direct mail program, and revenues from the sale of business forms. We record revenues from our Free Checking direct mail campaign as the customer of our client financial institution opens a checking account and receives a premium gift. We also receive a fee for each month that the checking account remains open through the third anniversary of the date that the customer opened the account. We recognize this revenue each month. We recognize revenues related to the business forms we sell in the period that we ship them to the client financial institution.

Software Development Costs
      We expense software development costs incurred in the research and development of new software products and enhancements to existing software products as we incur those expenses until technological feasibility has been established. After that point, we capitalize any additional costs in accordance with Statement of Financial Accounting Standards SFAS No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed. In addition, we capitalize the cost of internally used software when application development begins in accordance with AICPA SOP No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, which is generally the point when we have completed research and development, we have established project feasibility, and management has approved a development plan. Many of the costs capitalized for internally used software relate to upgrades or enhancements of existing systems. If the development costs will result in specific additional functionality of the existing system, we capitalize these costs at the point that application development begins. We amortize capitalized software development costs on a straight-line basis over their useful lives, generally three years. The key assumptions and estimates for this accounting policy relate to determining when we have achieved technological feasibility and whether the project being undertaken is one that will be marketable or enhance the marketability of an existing product for externally marketed software and whether the project will result in additional functionality for internal use software projects. Management consults monthly with all project managers to ensure that management understands the scope and expected results of each project to make a judgment on whether a particular project meets the requirements outlined in the authoritative accounting literature described above. There have been no significant changes in the critical assumptions affecting software development costs during any of the reporting periods presented in this annual report.

Income Taxes
      We account for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. SFAS No. 109 requires the asset and liability method, meaning that deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the fiscal years in which those temporary differences are expected to be recovered or settled. We evaluate our ability to realize the deferred tax assets based on an assessment of the likelihood that we will have sufficient taxable income in future years to realize the recorded deferred tax assets. Deferred taxes for us primarily relate to NOLs, which require considerable judgment regarding whether we will ultimately realize them. For us, this judgment relies largely on whether we expect to have sufficient taxable income in future years that will allow for full use of the NOLs we record. The other key assumption affecting the amount of NOLs we record as a deferred tax asset is the estimated restriction in usage due to Section 382 of the Internal Revenue Code. Section 382 is very complex, requiring significant expertise and professional judgment to properly evaluate its effect on our usable NOLs. We use an independent public accounting firm to assist with this evaluation and believe that we have appropriately considered the limitations required by Section 382 in arriving at the deferred tax asset for NOLs. If our assumptions change, we could have significant increases in income tax expense and reductions in deferred tax assets and operating cash flows.

Fair Value of Assets Acquired and Liabilities Assumed in Business Combinations
      Our business combinations require us to estimate the fair value of the assets acquired and liabilities assumed in accordance with SFAS No. 141, Accounting for the Impairment or Disposal of Long-Lived Assets. In general, we determine the fair values based upon information supplied by the management of the acquired entities, which information we substantiate, and valuations using standard valuation techniques. The valuations have been based primarily on future cash flow projections for the acquired assets, discounted to present value using a risk-adjusted discount rate. These future cash flow projections are highly subjective, and changes in these projections could materially affect the amounts calculated for intangible assets. In connection with our acquisitions, we have recorded a significant amount of intangible assets. We are amortizing these assets over their expected economic lives, generally ranging from three to ten years.

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
      We also perform an annual impairment test of goodwill at December 31. We assess potential impairment through a comparison of the fair value of each reporting unit versus its carrying value. The estimated fair value of goodwill and intangible assets is based on a number of factors including past operating results, budgets, economic projections, market trends, product development cycles and estimated future cash flows. Changes in these assumptions and estimates could cause a material effect on our financial statements.
Liquidity and Capital Resources
      The following table sets forth the elements of our cash flow statement for the following periods:

	Year Ended December 31,

	2003	2004	2005

	(in thousands)
Net cash provided by operating activities	$7,936	$6,471	$4,389
Net cash used in investing activities	(500)	(1,201)	(8,281)
Net cash provided by (used in) financing activities	(6,996)	(6,849)	4,072

Cash from Operating Activities
      Cash provided by operations for the year ended December 31, 2005 was attributable to net income of $2.3 million, depreciation and amortization expense of $2.1 million and a deferred tax provision of $973,000. These amounts were partially offset by a decline in working capital of $707,000, which was a result of an increase in prepaid and other current assets of $203,000, and a decrease in accrued liabilities of $892,000, partially offset by an increase in accounts payable of $433,000. Cash provided by operations for the year ended December 31, 2004 was attributable to net income of $2.6 million, depreciation and amortization expense of $2.8 million, the write-off of debt issuance costs of $780,000 and a deferred tax provision of $1.1 million. These operating cash flows were partially offset by a decline in working capital of $927,000, largely due to a decrease in accrued liabilities of $1.8 million, partially offset by decreases in accounts receivable and prepaid and other current assets of $402,000 and $289,000, respectively. Cash provided by operations in the year ended December 31, 2003 was attributable to net income of $1.8 million, depreciation and amortization of $4.2 million and a deferred tax provision of $1.0 million. Operating cash flows for 2003 were positively affected by an increase in working capital of approximately $879,000, due to decreases in accounts receivable and prepaid assets of $2.1 million and $890,000, respectively, partially offset by decreases in accounts payable and accrued liabilities of $298,000 and $1.6 million, respectively.

Cash from Investing Activities
      Cash from investing activities consisted primarily of purchases of fixed assets, business acquisitions and capitalization of software development costs. Total capital expenditures were $545,000 for the year ended December 31, 2005, $530,000 for the year ended December 31, 2004 and $113,000 for the year ended December 31, 2003. These expenditures primarily related to the purchase of computer equipment, computer software, software development services, furniture and fixtures and leasehold improvements.
      Net cash used in investing activities for the year ended December 31, 2005 included $6.6 million for the acquisition of Captiva and $575,000 for the acquisition of KVI Capital.

Cash from Financing Activities
      Cash from financing activities primarily relates to borrowings (paydowns) on our credit facilities, the payment of preferred dividends, inflows from the sale of preferred stock and new debt issuances.

      Cash from financing activities primarily relates to borrowings (paydowns) on our credit facilities, the payment of preferred dividends and inflows from the sale of preferred stock. During 2005, net cash provided by financing activities was $4.1 million and was attributable primarily to net additional borrowings of $6.7 million offset by preferred dividends of $2.2 million. During 2004, net cash used in financing activities was $6.8 million and was attributable to the repayment of $28.3 million in outstanding indebtedness and the payment of $2.8 million of preferred dividends, partially offset by net proceeds of $16.9 million from the sale of Series A preferred stock and $7.5 million from a new credit facility. During 2003, net cash used in financing activities was $7.0 million and primarily related to the repayment of indebtedness and capital leases.

Analysis of Changes in Working Capital
      As of December 31, 2005, we had working capital of approximately $2.2 million compared to a working capital deficit of approximately $158,000 as of December 31, 2004. The change in working capital resulted primarily from a decrease in the amount of the current portion of long-term debt by $1.7 million, as well as a decrease in accrued liabilities of $429,000 plus increases in cash of $180,000, accounts receivable and other of $189,000, deferred taxes of $300,000 and prepaid and other current assets of $287,000, partially offset by a $674,000 increase in accounts payable. The decrease in current portion of long-term debt is a result of the December 2005 Lightyear note issuance described below, as well as the use of available cash balances to pay down our revolving line of credit. The decrease in accrued liabilities primarily relates to a reduction in accrued severance expenses of $190,000.
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

Obligations and Commitments for Future Payments as of December 31, 2005
      The following is a schedule of our obligations and commitments for future payments as of December 31, 2005:

		Payments Due by Period

		Less
		Than	1-2	3-4	5 Years &
Contractual Obligations	Total	1 Year	Years	Years	After

	(In thousands)
Revolving line of credit	$—	$—	$—	$—	$—
Long-term debt(1)	—	—	—	—	—
Operating leases	6,607	1,816	1,776	1,592	1,423
Senior subordinated note	10,000	—	—	—	10,000

Total contractual cash obligations	$16,607	$1,816	$1,776	$1,592	$11,423

Standby letters of credit commitment	$400	$400	$—	$—	$—

(1)	Debt excludes non-recourse lease notes payable of approximately $6.4 million, which are non-recourse to us and are secured by the leased equipment purchased using the proceeds of the non-recourse notes.
      In the future, we may acquire businesses or products that are complementary to our business, although we cannot be certain that we will make any acquisitions. The need for cash to finance additional working capital or to make acquisitions may cause us to seek additional equity or debt financing. We cannot be certain that financing will be available on terms acceptable to us or at all, or that our need for higher levels of working capital will not have a material adverse effect on our business, financial condition or results of operations.

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
      On January 23, 2006, we entered into an amended and restated $18.0 million credit facility with Bank of America. We used the proceeds of the facility on January 31, 2006 to buy Goldleaf Technologies. Simultaneously with the acquisition, we also structured a signing bonus to Mr. McCulloch, then Goldleaf Technologies’ chief executive officer, to include notes totaling $1.0 million as described above.
      Our Bank of America credit facility contains financial covenants, including the maintenance of financial ratios and limits on capital expenditures. We are required to maintain on a quarterly basis a ratio of Funded Debt, as defined and generally including all liabilities for borrowed money, to EBITDA. The definition of EBITDA in the credit facility agreement is different from the one used elsewhere in this annual report in that it permits to be added back to EBITDA various specified amounts that include employee severance expenses, non-cash debt amortization expenses, costs associated with the change of our corporate name, certain litigation expenses and non-cash stock compensation expenses. We are required to maintain on a quarterly basis a ratio of Funded Debt to EBITDA not exceeding 2:1 until the earlier of the sale of a specified subsidiary or the earlier of July 23, 2006 or the repayment of the $6,000,000 term loan that is part of the credit facility. Thereafter, we must maintain on a quarterly basis a ratio of Funded Debt to EBITDA not exceeding 1.75:1. This ratio is calculated (a) at the end of each fiscal quarter, using the results of the twelve-month period ending with that fiscal quarter and after giving pro forma effect to any acquisition made during such period and (b) on the date of any borrowing under the credit facility, using EBITDA for the most recent period and Funded Debt after giving pro forma effect to such borrowing. We are also required to maintain for the 12-calendar month period ending on the last day of each calendar quarter, a Fixed Charge Coverage Ratio (as defined) of: 1.75:1 through June 30, 2006; 1.50:1 through September 30, 2006; 1.30:1 through December 31, 2006; and 1.60:1 thereafter. In addition, we may not acquire fixed assets (other than any equipment purchased by KVI Capital with proceeds of non-recourse loans) having a value greater than $2.5 million during any 12-month period ending with each fiscal quarter. The credit agreement also contains customary negative covenants, including but not limited to a prohibition on declaring and paying any cash dividends on any class of stock.
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
Off-Balance Sheet Arrangements
      As of December 31, 2005 and as of the date of this annual report, we did not have and do not have any off-balance sheet arrangements as defined by Item 303(a)(4) of Regulation S-K.
Recent Accounting Pronouncements
      In December 2004, the FASB issued SFAS No. 123 (Revised 2004) Share-Based Payment, or SFAS No. 123R. SFAS No. 123R replaces SFAS No. 123 and supersedes Accounting Principles Board, or APB, Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123R became effective for us on January 1, 2006. SFAS No. 123R requires us to recognize in our financial statements the cost of employee services received in exchange for equity instruments awarded or liabilities incurred. We will measure compensation cost using a fair-value based method over the period that the employee provides service in exchange for the award. We anticipate using the Black-Scholes option-pricing model to determine the annual compensation cost related to share-based payments under SFAS No. 123R. SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under the current rules. This requirement will reduce net operating cash flow and reduce net financing cash outflow by offsetting and equal amounts.
      As disclosed in Note 2 to our audited consolidated financial statements included in this annual report, based on the current assumptions and calculations used, had we recognized compensation expense based on the fair value of awards of equity instruments, net income would have increased by approximately $71,000 for the year ended December 31, 2005. This compensation expense is the after-tax net effect of the stock-based compensation expense determined using the fair-value based method for all awards and stock-based employee compensation included previously in reported net income under APB Opinion No. 25. SFAS No. 123R will apply to all awards we grant or have granted after January 1, 2006 and to the unvested portion of our existing option awards, as well as modifications, repurchases or cancellations of our existing awards. We estimate the impact of the adoption of SFAS No. 123R for the year ending December 31, 2006, based upon the options outstanding as of March 31, 2006, to result in an increase in compensation expense of approximately $640,000. The actual effect of adopting SFAS No. 123R will depend on future awards and actual option forfeitures, which are currently unknown. The effect of future awards will vary depending on factors that include the timing, amount and valuation methods used for those awards, and our past awards are not necessarily indicative of our future awards.

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
Quantitative and Qualitative Disclosures About Market Risk
      We are subject to market risk from exposure to changes in interest rates based on our financing and cash management activities. Currently, our exposure relates primarily to our borrowings under our amended and restated Bank of America credit facility, which accrue interest at LIBOR plus 300 basis points or Bank of America’s prime rate, as we select. We are currently paying interest at a rate of 7.75% per annum. As of June 5, 2006, $19.1 million was outstanding under this facility. Changes in interest rates that increase the interest rate on the credit facility would make it more costly to borrow under that facility and may impede our acquisition and growth strategies if we determine that the costs associated with borrowing funds are too high to implement those strategies. Changes in interest rates that increase the interest rate by 1.0% would increase our interest expense by approximately $190,000 per year.

Item 8. Financial Statements and Supplementary Data.
      Financial statements are contained on pages F-1 through F-35 of this Report.
Item 9A. Controls and Procedures.
      Based on our management's evaluation, with the participation of our chief executive officer and chief financial officer, as of the end of the period covered by this report, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, (the "Exchange Act")) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. There has been no change in the our internal control over financial reporting during the quarter ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Goldleaf Financial Solutions, Inc. (formerly Private Business, Inc.)
We have audited the accompanying consolidated balance sheet of Goldleaf Financial Solutions, Inc. (formerly Private Business, Inc.) and subsidiaries (the “Company”) as of December 31, 2005, and the related consolidated statement of income, stockholders’ equity (deficit), and cash flows for the year ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. Goldleaf Financial Solutions, Inc. and subsidiaries are not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Goldleaf Financial Solutions, Inc. (formerly Private Business, Inc.) and subsidiaries at December 31, 2005, and the consolidated results of their operations and their cash flows for the year ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

/s/ Grant Thornton, LLP
Raleigh, North Carolina
June 5, 2006

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Goldleaf Financial Solutions, Inc. (formerly Private Business, Inc.)
We have audited in accordance with the standards of the Public Company Accounting Oversight Board (United States) the consolidated financial statements of Goldleaf Financial Solutions, Inc. (formerly Private Business, Inc.) and subsidiaries referred to in our report dated June 5, 2006, which is included in the annual report to security holders and incorporated by reference in Part II of this form. Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule titled “Schedule II-Valuation and Qualifying Accounts” is presented for purposes of additional analysis and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Grant Thornton, LLP
Raleigh, North Carolina
June 5, 2006

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Goldleaf Financial Solutions, Inc.
We have audited the accompanying consolidated balance sheet of Goldleaf Financial Solutions, Inc. (formerly Private Business, Inc.) and subsidiaries as of December 31, 2004, and the related consolidated statements of income, stockholders’ equity (deficit), and cash flows for each of the two years in the period then ended. Our audits also included the financial statement schedule titled “Schedule II — Valuation and Qualifying Accounts” for each of the two years in the period ended December 31, 2004. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Goldleaf Financial Solutions, Inc. (formerly Private Business, Inc.) and subsidiaries at December 31, 2004, and the consolidated results of their operations and their cash flows for each of the two years in the period then ended, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP
Nashville, Tennessee
February 18, 2005, except for the Reclassifications paragraph of Note 1, as to which the date is June 5, 2006

GOLDLEAF FINANCIAL SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2005 and 2004

	2005	2004

	(Dollars in thousands)
Assets
Current Assets:
Cash and cash equivalents	$187	$7
Accounts receivable—trade, net of allowance for doubtful accounts of $206 and $242, respectively	4,773	4,506
Accounts receivable—other	26	104
Deferred tax assets	370	70
Investment in direct financing leases	2,235	—
Prepaid and other current assets	1,567	1,280

Total Current Assets	9,158	5,967

Property and Equipment, Net	2,187	2,327
Operating Lease Equipment, Net	187	—
Other Assets:
Software development costs, net	1,618	1,138
Deferred tax assets	1,456	2,704
Investment in direct financing leases, net of current portion	4,642	—
Intangible and other assets, net	4,931	2,074
Goodwill	12,378	7,161

Total other assets	25,025	13,077

Total assets	$36,557	$21,371

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$2,535	$1,861
Accrued liabilities	1,582	2,011
Deferred revenue	456	586
Current portion of non-recourse lease notes payable	2,336	—
Current portion of long-term debt	—	1,667

Total current liabilities	6,909	6,125

Revolving Line of Credit	—	110
Non-Recourse Lease Notes Payable, net of current portion	4,056	—
Other Non-Current Liabilities	230	74
Long-Term Debt, net of current portion	—	1,666
Senior Subordinated Long-Term Debt, net of unamortized debt discount of $1,491	8,509	—

Total liabilities	19,704	7,975

Commitments and Contingencies
Stockholders’ Equity:
Common stock, no par value; 100,000,000 shares authorized and 15,489,454 and 14,388,744 shares issued and outstanding, respectively	—	—
Preferred Stock, 20,000,000 shares authorized:
Series A non-convertible, no par value; 20,000 shares issued and outstanding	6,209	6,209
Series B convertible, no par value; 40,031 shares issued and outstanding	114	114
Additional paid-in capital	6,998	3,716
Retained earnings	3,532	3,357

Total Stockholders’ Equity	16,853	13,396

Total Liabilities and Stockholders’ Equity	$36,557	$21,371

The accompanying notes are an integral part of these consolidated financial statements.

GOLDLEAF FINANCIAL SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
For the Years Ended December 31, 2005, 2004 and 2003

	2005	2004	2003

	(In thousands, except per share data)
Revenues:
Financial institution service fees	$29,255	$30,405	$33,058
Retail inventory management services	8,678	9,003	9,124
Other products and services	418	241	548

Total revenues	38,351	39,649	42,730

Cost of revenues:
Financial institution service fees	2,965	2,440	2,776
Retail inventory management service	1,004	1,153	1,235

Gross profit	34,382	36,056	38,719
Operating Expenses:
General and administrative	12,118	13,596	16,764
Selling and marketing	17,514	17,415	16,367
Research and development	257	398	445
Amortization	421	356	848
Other operating (income) expenses, net	(3)	1,457	282

Total operating expenses	30,307	33,222	34,706

Operating Income	4,075	2,834	4,013
Interest Expense, Net	(381)	(468)	(1,492)
Other Income	—	266	427

Income Before Income Taxes	3,694	2,632	2,948
Income tax provision	1,359	62	1,150

Net Income	2,335	2,570	1,798
Preferred stock dividends	(2,160)	(2,056)	(160)

Net Income Available to Common Stockholders	$175	$514	$1,638

Earnings Per Share:
Basic	$0.01	$0.04	$0.12

Diluted	$0.01	$0.04	$0.12

The accompanying notes are an integral part of these consolidated financial statements.

GOLDLEAF FINANCIAL SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
For the Years Ended December 31, 2005, 2004 and 2003

	Shares of		Additional	Retained
	Common	Preferred	Paid-In	Earnings
	Stock	Stock	Capital	(Deficit)	Total

	(In thousands)
Balance December 31, 2002	14,047	114	$(7,195)	$1,206	$(5,875)
Preferred stock dividends		—		(160)	(160)
Exercise of stock options	13	—	9	—	9
Shares issued under employee stock purchase plan	71	—	54	—	54
Other	(68)	—	(194)	—	(194)
Comprehensive income:
2003 net income	—	—	—	1,798	1,798

Balance December 31, 2003	14,063	114	$(7,326)	$2,844	$(4,368)

Series A preferred stock issuance and common stock warrant issuance	—	6,209	$10,685	$—	$16,894
Preferred stock dividends	—	—	—	(2,056)	(2,056)
Exercise of stock options	299	—	325	—	325
Shares issued under employee stock purchase plan	27	—	32	—	32
Other	—	—	—	(1)	(1)
Comprehensive income:
2004 net income	—	—	—	2,570	2,570

Balance December 31, 2004	14,389	6,323	$3,716	$3,357	$13,396

Issuance of common stock for purchase of KVI Capital, LLC	116	—	$200	$—	$200
Issuance of common stock for the merger with
Captiva Solutions, LLC	758	—	925	—	925
Issuance of Private Business stock options for the merger with Captiva Solutions, LLC	—	—	381	—	381
Issuance of common stock warrants	—	—	1,510	—	1,510
Preferred stock dividends	—	—	—	(2,160)	(2,160)
Exercise of stock options	299	—	381	—	381
Shares issued under employee stock purchase plan	25	—	35	—	35
Repurchase of treasury stock	(98)	—	(150)	—	(150)
Comprehensive income:
2005 net income	—	—	—	2,335	2,335

Balance December 31, 2005	15,489	6,323	$6,998	$3,532	$16,853

The accompanying notes are an integral part of these consolidated financial statements.

GOLDLEAF FINANCIAL SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2005, 2004 and 2003

	2005	2004	2003

	(In thousands)
Cash Flows From Operating Activities:
Net income	$2,335	$2,570	$1,798
Adjustments to reconcile net income to net cash provided by operating activities:
Write-off of debt issuance costs	—	780	—
Depreciation and amortization	2,056	2,844	4,159
Depreciation on fixed assets under operating leases	48	—	—
Deferred taxes	973	1,065	1,033
Amortization of debt issuance costs and discount	126	90	359
Amortization of lease income and initial direct costs	(376)	—	—
Loss on write-down or disposal of fixed assets and software development costs	16	65	150
Deferred gain on land sale	(16)	(16)	(16)
Gain on sale of leased equipment	(66)	—	—
Gain on sale of insurance division	—	—	(427)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	4	402	2,143
Prepaid and other current assets	(203)	289	890
Other assets	—	—	1
Accounts payable	433	120	(298)
Accrued liabilities	(892)	(1,767)	(1,610)
Deferred revenue	(130)	29	87
Other non-current liabilities	81	—	(333)

Net cash provided by operating activities	4,389	6,471	7,936

Cash Flows From Investing Activities:
Proceeds from lease terminations	122	—	—
Investment in capital leases	(719)	—	—
Lease receivables paid	1,001	—	—
Additions to property and equipment	(545)	(530)	(113)
Software development costs	(1,028)	(714)	(765)
Additions to intangible and other assets	(26)	—	—
Proceeds from sale of property and equipment	—	—	25
Proceeds from sale of financial institution insurance division	—	—	325
Proceeds from note receivable	60	43	28
Acquisition of KVI Capital, LLC, net of cash acquired	(575)	—	—
Acquisition of Captiva Solutions, LLC, net of cash acquired	(6,571)	—	—

Net cash used in investing activities	(8,281)	(1,201)	(500)

GOLDLEAF FINANCIAL SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2005, 2004 and 2003

	2005	2004	2003

	(In thousands)
Cash Flows From Financing Activities:
Repayments on long-term debt	(3,333)	(1,667)	(5,077)
Repayments on capitalized lease obligations	—	(201)	(303)
Extinguishment of long-term debt, facility with Fleet	—	(23,875)	(295)
Payments on other short term borrowings	—	(388)	(795)
Payment of debt issuance costs and amendment fees	(287)	(286)	(589)
Payment of preferred dividends declared	(2,160)	(2,793)	—
Net proceeds (payments) from revolving line of credit	(110)	(2,390)	—
Net proceeds from sale of Series A preferred shares and common stock warrant	—	16,894	—
Proceeds from new debt facility with Bank of America	—	7,500	—
Proceeds from issuance of senior subordinated long-term debt and common stock warrant	10,000	—	—
Net repayments of non-recourse lease financing notes payable	(304)	—	—
Repurchase of common stock	(150)	—	—
Proceeds from exercise of employee stock options	381	325	9
Stock issued through employee stock purchase plan	35	32	54

Net cash provided by (used in) financing activities	4,072	(6,849)	(6,996)

Net Change in Cash and Cash Equivalents	180	(1,579)	440
Cash and Cash Equivalents at beginning of year	7	1,586	1,146

Cash and Cash Equivalents at end of year	$187	$7	$1,586

Supplemental Cash Flow Information:
Cash payments for income taxes during period	$749	$306	$221

Cash payments of interest during period	$168	$237	$1,492

Supplemental Non-Cash Disclosures:
Dividends accrued on preferred stock	$—	$—	$160

Notes payable issued for certain insurance and software contracts	$—	$—	$1,184

Common stock issued in connection with acquisitions	$1,125	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

GOLDLEAF FINANCIAL SOLUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization
      Goldleaf Financial Solutions, Inc., originally named Private Business, Inc. (the “Company”), was incorporated under the laws of the state of Tennessee on December 26, 1990 for the purpose of marketing a solution that helps financial institutions market and manage accounts receivable financing. Effective May 5, 2006, the Company changed its name to Goldleaf Financial Solutions, Inc. The Company operates primarily in the United States and its customers consist of financial institutions of various sizes, primarily community financial institutions. The Company consists of two wholly owned subsidiaries, Towne Services, Inc. and Captiva Solutions, LLC (“Captiva”). Towne Services, Inc. (“Towne”) owns Forseon Corporation (d/b/a RMSA), Private Business Insurance, LLC (“Insurance”) and KVI Capital, LLC (“KVI”). Insurance brokers credit and fraud insurance, which is underwritten through a third party, to its customers. KVI Capital was acquired in August 2005 and is in the business of providing a “turn-key” leasing solution for financial institutions who want to offer a leasing option to their commercial customers. Captiva was acquired in December 2005 and is in the business of providing core data and image processing services to financial institutions.
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

GOLDLEAF FINANCIAL SOLUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
      Amortization expense associated with capitalized software development costs was approximately $548,000, $788,000 and $954,000 during the years ended December 31, 2005, 2004, and 2003, respectively, and is included in cost of revenues in the accompanying consolidated statements of operations.
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

GOLDLEAF FINANCIAL SOLUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
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
          Retail Inventory Management Services
      Retail inventory management services revenue is recognized as earned as the inventory forecasting services are performed.
          Insurance Brokerage Fees
      The Company acts as a licensee insurance agent for the credit and fraud insurance products that can be purchased in conjunction with the Company’s accounts receivable financing services. The Company earns an insurance brokerage commission for all premiums paid by our financial institution customers. The brokerage fees are recorded on a net basis as opposed to reflecting the entire insurance premium as revenues because the Company does not take any credit risk with respect to these premiums.
          Lease Accounting
      As a result of the KVI acquisition (Note 2), the Company is an equipment lessor. As such, the Company accounts for its leasing business in accordance with SFAS No. 13, Accounting for Leases. SFAS No. 13 requires lessors to evaluate each lease transaction and determine whether it qualifies as a

GOLDLEAF FINANCIAL SOLUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
sales-type, direct financing, leveraged, or operating lease. KVI’s leases fall into two of those categories: direct financing and operating leases.
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

Core Data and Image Processing
      Core data and image processing services are primarily offered on an outsourced basis but are also offered through licenses for use by the institution on an in-house basis. Support and services fees are generated from implementation services contracted with us by the customer, ongoing support services to assist the customer in operating the systems and to enhance and update the software, and from providing outsourced data processing services. Outsourcing services are performed through our data and item centers. Revenues from outsourced item and data processing are derived from monthly usage fees typically under multi-year contracts with our customers and are recorded as revenue in the month the services are performed.
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

GOLDLEAF FINANCIAL SOLUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
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

	2005	2004	2003

(In thousands, except per share data)
Net income available to common shareholders, as reported	$175	$514	$1,638
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	—	—	—
Add(Deduct): Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	71	(219)	(509)

Pro forma net income	$246	$295	$1,129

	2005	2004	2003

(In thousands, except per share data)
Earnings per share:
Basic— as reported	$0.01	$0.04	$0.12

Basic— pro forma	$0.02	$0.02	$0.08

Diluted— as reported	$0.01	$0.04	$0.12

Diluted— pro forma	$0.02	$0.02	$0.08

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

GOLDLEAF FINANCIAL SOLUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Company reports comprehensive income as a part of the consolidated statements of stockholders’ equity (deficit).
Segment Disclosures
      The Company applies the provisions of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 establishes standards for the method that business enterprises report information about operating segments in annual and interim financial statements. SFAS No. 131 also establishes standards for related disclosures about products and services, geographic area and major customers. The Company operates in two industry segments, financial institution services and retail inventory management. Note 22 of these consolidated financial statements discloses the Company’s segment results.
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
Reclassifications
      Certain prior year amounts have been reclassified to conform with current year classifications. For all years presented, the Company has reclassified its revenue presentation to conform to the presentation that it believes is more useful in understanding the Company’s business. Furthermore, the Company has reclassified certain expenses from its operating expense categories to a new cost of revenues category in the accompanying consolidated statements of income.
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

GOLDLEAF FINANCIAL SOLUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
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

Core Data and Item Processing Business
      On December 9, 2005, the Company acquired 100% of the membership units of Captiva Solutions, LLC in exchange for cash consideration of $6,000,000 and common stock consideration of $925,000

GOLDLEAF FINANCIAL SOLUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
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
      On January 20, 2004, the Company completed the sale of 20,000 shares of Series A non-convertible preferred stock and a warrant to purchase 16,000,000 shares of our common stock ($1.25 per share exercise price) for a total of $20 million to PBI Holdings, LLC (“Lightyear”), an affiliate of The Lightyear Fund, L.P. (the “Lightyear Transaction”). The preferred shares carry a cash dividend rate of 10% of an amount equal to the liquidation preference, payable quarterly in arrears, when and as declared by the Board of Directors. The Series A preferred stock has a liquidation preference superior to the common stock and to the extent required by the terms of the Series B preferred stock, in parity with the currently outstanding Series B preferred stock. The liquidation preference is equal to the original $20 million purchase price, plus all accrued but unpaid dividends. In addition, the securityholders agreement between the Company and Lightyear executed in conjunction with the sale of the preferred stock and warrant, entitles Lightyear to an additional equity purchase

GOLDLEAF FINANCIAL SOLUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
right. The equity purchase right allows Lightyear, so long as Lightyear continues to hold any shares of Series A Preferred Stock, all or any portion of its rights under the warrant or any shares of common stock issued pursuant to an exercise of the warrant, the right to purchase its pro rata portion of all or any part of any new securities which the Company may, from time to time, propose to sell or issue. However, in the case of new security issuances resulting from the exercise of employee stock options, which have an exercise price less than $1.25 per share, Lightyear must still pay $1.25 per share under this equity purchase right. To the extent that new security issuances resulting from the exercise of employee stock options occur which have an exercise price in excess of $1.25 per share, then Lightyear will be required, if they choose to exercise their equity purchase right, to pay the same price per share as the employee stock options being exercised.
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
      On December 9, 2005, the Company entered into a $10.0 million senior subordinated note payable instrument with Lightyear (“Lightyear Note”) as approved by the shareholders of the Company during a special shareholders meeting on that same date. Prior to its conversion into Series C Preferred Stock as discussed below, the Lightyear Note was due in total on December 9, 2010, carried an interest rate of 10% through June 8, 2007, which thereafter increases to 12% annum until maturity. The Lightyear Note was unsecured and could be redeemed by the Company, in whole or part, at anytime at 100% of the principal amount plus any accrued and unpaid interest. In conjunction with the Lightyear Note, the Company issued warrants to Lightyear PBI Holdings, LLC to acquire up to 3,787,879 common shares at $1.32 per share. As part of the warrant agreement, in the event that the Company repaid all or a portion of the Lightyear Note prior to June 9, 2007, then 50% of the warrants above are cancelable on a pro-rata basis. The warrant agreement and the warrants were amended in connection with the conversion of the Lightyear Note into shares of Series C Preferred Stock.
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

GOLDLEAF FINANCIAL SOLUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
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
      The Series C Preferred Shares issued to Lightyear have mandatory redemption date of December 9, 2010 and have a 10% annual dividend rate that increases to 12% on June 9, 2007. The Series C preferred shares do not carry any voting rights. Due to the mandatory redemption requirement, the Series C preferred stock will be included in the liability section of our consolidated balance sheet.
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

GOLDLEAF FINANCIAL SOLUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4.	SALE OF BANK INSURANCE DIVISION
      On June 30, 2003, the Company entered into an agreement to sell certain operating assets of its Bank Insurance business for cash of $325,000 and a note receivable for $175,000. The note is secured by all assets of the business sold, is due in equal quarterly installments of principal and interest through June 2006 and bears interest at 3%. The result of this transaction was a gain on sale of approximately $427,000, which is included in other income in the accompanying 2003 consolidated statement of income.

5.	PROPERTY AND EQUIPMENT
      Property and equipment are classified as follows:

	2005	2004

	(In thousands)
Purchased software	$3,765	$4,876
Leasehold improvements	697	694
Furniture and equipment	8,031	8,277

	12,493	13,847
Less accumulated depreciation	(10,306)	(11,520)

	$2,187	$2,327

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

2005

(In thousands)
Computer Equipment	$20
Office Furniture	38
Manufacturing Equipment	7
Medical Equipment	16
Copiers	134

Total Equipment	215
Plus: Initial direct costs	2
Less: Accumulated depreciation	(30)

Net property on operating leases	$187

GOLDLEAF FINANCIAL SOLUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
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
      The following lists the components of the net investment in direct financing leases as of December 31, 2005:

2005

(In
thousands)
Total minimum lease payment to be received	$7,291
Less: Allowance for uncollectibles	—

Net minimum lease payments receivable	7,291
Unguaranteed estimated residual values of leased property	862
Initial direct costs	102
Less: Unearned income	(1,378)

Net investment in direct financing leases	$6,877

      At December 31, 2005, minimum lease payments for each of the next five years are as follows:

2006	$2,868
2007	1,929
2008	1,351
2009	861
2010	229
Thereafter	53

$7,291

GOLDLEAF FINANCIAL SOLUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8.	INTANGIBLE AND OTHER ASSETS
      Intangible and other assets consist of the following:

	2005	2004

	(In thousands)
Debt issuance costs, net of accumulated amortization of $199 and $90, respectively	$375	$195
Non-compete agreements, net of accumulated amortization of $389 and $359, respectively (remaining weighted average life of 26 months)	1,626	961
Customer lists, net of accumulated amortization of $1,126 and $841, respectively (remaining weighted average life of 88 months)	1,740	459
Acquired technology, net of accumulated amortization of $308 and $279, respectively (remaining weighted average life of 50 months)	872	183
Other, net	318	276

	$4,931	$2,074

      Amortization expense of identified intangible assets during the years ended December 31, 2005, 2004 and 2003 was approximately $421,000, $356,000, and $342,000, respectively.
      The estimated amortization expense of intangible assets during the next five years is as follows:

(In thousands)
2006	$1,159
2007	840
2008	744
2009	283
2010	228
2011 and thereafter	1,653

$4,907

9.	GOODWILL
      The changes in the carrying amount of goodwill for 2005 and 2004 are as follows:

	2005	2004

	(In thousands)
Balance as of January 1	$7,161	$7,161
Goodwill acquired during year	5,249	—
Decrease resulting from change to deferred tax assets associated with Towne acquisition (Note 14)	(25)	—
Write off of goodwill	(7)	—

Balance as of December 31	$12,378	$7,161

GOLDLEAF FINANCIAL SOLUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10.	ACCRUED LIABILITIES
      Accrued liabilities consist of the following:

	2005	2004

	(In thousands)
Commissions and other payroll costs	$704	$843
Accrued severance costs	103	294
Other	775	874

	$1,582	$2,011

11.	REVOLVING LINE OF CREDIT
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

12.	LONG-TERM DEBT
      Long-term debt consists of the following:

	2005	2004

	(In thousands)
Senior Subordinated Note Payable with Lightyear PBI Holdings, Inc., net of unamortized debt discount of $1,491	$8,509	$—
Term Loan with Bank of America, principal and interest due quarterly At LIBOR plus the applicable margin	—	3,333

Less current portion	—	(1,667)

	$8,509	$1,666

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

GOLDLEAF FINANCIAL SOLUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
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
      The following is the scheduled non-recourse notes payable principal payments over the next five years as of December 31, 2005:

(In thousands)
2006	$2,336
2007	1,694
2008	1,241
2009	841
2010	230
Thereafter	50

$6,392

14.	INCOME TAXES
      Income tax provision (benefit) consisted of the following for the three years ended December 31, 2005:

	2005	2004	2003

	(In thousands)
Current income tax expense (benefit)	$386	$(1,003)	$117
Deferred tax expense	973	1,065	1,033

Income tax provision, net	$1,359	$62	$1,150

GOLDLEAF FINANCIAL SOLUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
      A reconciliation of the tax provision from the U.S. federal statutory rate to the effective rate for the three years ended December 31, 2005 is as follows:

	2005	2004	2003

	(In thousands)
Tax expense at U.S. federal statutory rate	$1,256	$895	$1,032
State tax expense, net of reduction to federal taxes	148	129	118
Expenses not deductible	58	56	80
Other	(103)	(1,018)	(80)

Income tax provision, net	$1,359	$62	$1,150

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
      Significant components of the Company’s deferred tax assets and liabilities, using an average tax rate of 37% at December 31, 2005 and 39% at December 31, 2004 are as follows:

	2005	2004

	(In thousands)
Current assets (liabilities):
Deferred revenue	$87	$138
Allowances on assets	57	97
Net operating loss carryforwards	400	—
Prepaid and accrued expenses	(174)	(165)

Deferred tax assets, current	$370	$70

Non-current assets (liabilities):
Software development costs	$(607)	$(446)
Net operating loss carryforwards, net of current portion	2,746	3,747
Other	38	42
Depreciation and amortization	(721)	(639)

Deferred tax assets, non-current	1,456	2,704

Total net deferred tax assets	$1,826	$2,774

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

GOLDLEAF FINANCIAL SOLUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
      The Series A Non-convertible Preferred Stock issued on January 20, 2004 in conjunction with the capital event is described in Note 3. Holders of the Series A preferred shares are entitled to 800 votes per share owned on all matters on which our common stock is entitled to vote.
      As stated in Note 23, subsequent to December 31, 2005, the Company issued 10,000 shares of Series C Preferred Stock to Lightyear in exchange for the outstanding senior subordinated note payable. The Series C preferred shares are non-voting and have a mandatory redemption date of December 9, 2010 at $10.0 million, plus accrued dividends. The Series C preferred shares have a stated annual dividend rate of 10% per annum, increasing to 12% on June 9, 2007 thereafter until maturity and have a liquidation preference equal to the original $10.0 million purchase price, plus all accrued and unpaid dividends.

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

GOLDLEAF FINANCIAL SOLUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
      A summary of the status of the Company’s stock options is as follows:

		Weighted
		Average
	Number of	Exercise
	Shares	Price

Balance at December 31, 2002	2,233,507	$5.56
Granted	745,700	0.59
Exercised	(15,268)	0.64
Canceled	(454,054)	9.81

Balance at December 31, 2003	2,509,885	$3.35

Granted	160,000	$1.59
Exercised	(296,274)	1.09
Canceled	(131,531)	4.73

Balance at December 31, 2004	2,242,080	$3.44

Granted	3,802,210	$1.38
Exercised	(299,739)	1.27
Canceled	(381,255)	3.06

Balance at December 31, 2005	5,363,296	$2.24

      The following table summarizes information about stock options outstanding at December 31, 2005:

	Options Outstanding			Options Exercisable

		Weighted Average	Weighted		Weighted
		Remaining	Average Exercise		Average Exercise
Exercise Price	Number	Contractual Life	Price	Number	Price

$0.00 to $4.99	5,135,330	8.5 years	$1.51	1,557,933	$1.85
$5.00 to $14.99	129,548	2.4 years	7.33	129,548	6.88
$15.00 to $34.99	59,949	3.2 years	29.90	59,949	21.59
$35.00 to $54.99	38,469	2.4 years	39.72	38,469	39.72

Total	5,363,296	8.3 years	$2.24	1,785,899	$3.69

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

GOLDLEAF FINANCIAL SOLUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
      The following table is a reconciliation of the Company’s basic and diluted earnings per share in accordance with SFAS No. 128:

	2005	2004	2003

	(In thousands, except per share
	data)
Net income available to common stockholders	$175	$514	$1,638

Basic earnings per Share:
Weighted average common shares outstanding	$14,727	$14,243	$14,028

Basic earnings per share	$0.01	$.04	$0.12

Diluted earnings per Share:
Weighted average common shares outstanding	$14,727	$14,243	$14,028
Dilutive common share equivalents	291	463	88

Total diluted shares outstanding	15,018	14,706	14,116

Diluted earnings per share	$0.01	$0.04	$0.12

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

$6,607

GOLDLEAF FINANCIAL SOLUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
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
      During the years ended December 31, 2005, 2004 and 2003, the Company paid fees of approximately $0, $15,000, and $25,000, respectively, for legal services to a law firm in which a shareholder and a former director of the Company is a partner. Additionally, this former director held a material membership interest in Captiva prior to the Company’s acquisition of Captiva. Because of this ownership interest, the acquisition of Captiva required a shareholder vote, which was held on December 9, 2005. The former director received approximately $1.1 million cash, 287,272 shares of the

GOLDLEAF FINANCIAL SOLUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Company’s common stock and 670,000 common stock options with a $1.32 exercise price as his portion of the total consideration paid for Captiva.
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

21.	QUARTERLY FINANCIAL DATA (UNAUDITED)

	Quarter Ended

	March 31,	June 30,	Sept. 30,	Dec. 31,	March 31,	June 30,	Sept. 30,	Dec. 31,
	2004	2004	2004	2004	2005	2005	2005	2005

	(In thousands, except per share data)
Statement of income data:
Revenues	$9,843	$10,156	$9,998	$9,652	$9,199	$9,501	$9,554	$10,097

Operating income (loss)	$(982)	$1,174	$1,216	$1,426	$693	$1,158	$1,189	$1,035

Income (loss) from operations before income taxes	$(1,172)	$1,341	$1,123	$1,340	$623	$1,088	$1,110	$873
Income tax provision (benefit)	(457)	526	(531)	524	244	423	433	259

Net income (loss)	(715)	815	1,654	816	379	665	677	614
Preferred stock dividends	438	545	540	533	540	540	540	540

Net income (loss) available to common Stockholders	$(1,153)	$270	$1,114	$283	$(161)	$125	$137	$74

Earnings (loss) per diluted common share	$(0.08)	$0.02	$0.07	$0.02	$(0.01)	$0.01	$0.01	$0.01

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

GOLDLEAF FINANCIAL SOLUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
      The following table summarizes the financial information concerning the Company’s reportable segments from continuing operations for the years ended December 31, 2005, 2004 and 2003.

	2005			2004			2003

	Financial	Retail		Financial	Retail		Financial	Retail
	Institution	Inventory		Institution	Inventory		Institution	Inventory
	Services	Forecasting	Total	Services	Forecasting	Total	Services	Forecasting	Total

	(In thousands)
Revenues	$29,673	$8,678	$38,351	$30,646	$9,003	$39,649	$33,606	$9,124	$42,730

Income before taxes	$2,607	$1,087	$3,694	$1,606	$1,026	$2,632	$2,216	$732	$2,948

Assets	$32,868	$3,689	$36,557	$17,283	$4,088	$21,371	$22,689	$4,396	$27,085

Total expenditures for additions to long-lived assets	$1,580	$19	$1,599	$1,095	$149	$1,244	$838	$40	$878

23.	SUBSEQUENT EVENTS (UNAUDITED)
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
      Simultaneous with the execution of the Amended and Restated Credit Facility, the Company and Lightyear PBI Holdings, LLC exchanged the Lightyear Note for 10,000 shares of Series C Preferred Stock of the Company. The Series C shares have a stated redemption date of December 9, 2010 at $10.0 million and carry a 10% annual dividend rate through June 8, 2007 and thereafter increasing to 12% annually. In accordance with SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity, the Series C preferred shares will be included in the liability section of our consolidated balance sheet. Further, the originally recorded debt discount did not

GOLDLEAF FINANCIAL SOLUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
change as a result of the exchange and it will continue to be accrued to interest expense until the stated redemption date. In connection with the conversion of the Lightyear Note into Series C Preferred Stock, the warrants that were issued as part of the Lightyear Note were amended such that the exercise price of such warrants can now be paid, at the option of their holder: (i) in cash or by wire transfer, (ii) by the surrender of shares that would otherwise be issuable upon exercise of the warrant that have a market price equal to the aggregate exercise price, or (iii) through a redemption of shares of the Company’s Series C Preferred Stock having a liquidation value equal to the aggregate exercise price. Under the terms of the amended warrant agreement and amended warrants, in the event that the Company redeems any shares of Series C Preferred Stock on or before June 23, 2007, the number of shares issuable pursuant to the warrants will be reduced in accordance with a formula set forth in the warrant agreements.
      On January 31, 2006, the Company acquired all of the outstanding capital stock of Goldleaf Technologies, Inc. (“Goldleaf Technologies”) for $17.2 million total consideration, consisting of $16.8 million in cash and $350,000 in common shares (272,342 shares). In conjunction with the Goldleaf Technologies acquisition, the Company entered into employment agreements with four of Goldleaf Technologies’ executives, which included signing bonuses totaling $1.8 million. Additionally, a total of 1.6 million common stock options with an exercise price of $1.33 were issued to certain employees of Goldleaf Technologies at closing. The acquisition will be accounted for as a purchase in accordance with SFAS No. 141 and the results of Goldleaf Technologies will be included with those of the Company beginning as of the date of acquisition.

24.	SUPPLEMENTAL PRO FORMA DATA (UNAUDITED)
      As described in Note 2, the Company acquired both KVI and Captiva during 2005. Below is a pro forma consolidated statement of operations data of the Company as if these businesses were acquired as of January 1, 2005 and January 1, 2004, respectively.

	2005

	Private			Pro Forma
	Business	KVI	Captiva	Adjustments	Total

	(In thousands)
Revenues	$38,351	$757	$1,713	$—	$40,821
				A 517
Operating expenses	34,276	935	2,289	B 393	38,410

Operating income (loss)	4,075	(178)	(576)	(910)	2,411
Nonoperating expense (income)	381	91	164	C 924	1,560
Income tax provision (benefit)	1,359	—	—	D (1,027)	332

Net income (loss)	2,335	(269)	(740)	(807)	519
Preferred dividends	2,160	—	—	—	2,160

Net income (loss) available to common shareholders	$175	$(269)	$(740)	$(807)	$(1,641)

Diluted earnings (loss) per share	$0.01	—	—	—	$(0.11)

GOLDLEAF FINANCIAL SOLUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	2004

	Private			Pro Forma
	Business	KVI	Captiva	Adjustments	Total

	(In thousands)
Revenues	$39,649	$1,539	$1,902	$—	$43,090
				A 693
Operating expenses	36,815	1,160	1,746	B 669	41,083

Operating income	2,834	379	156	(1,362)	2,007
Nonoperating expense (income)	202	(44)	84	C1,003	1,245
Income tax provision (benefit)	62	—	—	D(736)	(674)

Net income	2,570	423	72	(1,629)	1,436
Preferred dividends	2,056	—	—	—	2,056

Net income (loss) available to common shareholders	$514	$423	$72	$(1,629)	$(620)

Diluted earnings (loss) per share	$0.04	—	—	—	$(0.04)

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

GOLDLEAF FINANCIAL SOLUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
part of this transaction. The estimated annual stock compensation expense for the stock options issued as part of the Captiva acquisition is $398,000.
      Captiva organized and began operations on April 1, 2005. On June 1, 2005, Captiva acquired all operating assets of Total Bank Technology, LLC (“TBT”). The year ended December 31, 2005 consists of the full five months results of TBT (January 1— May 31, 2005 presented separately) prior to the acquisition by Captiva along with the results of Captiva from April 1, 2005 through December 31, 2005, including the results of TBT for the months of June through December 2005. Had Captiva been in existence as of January 1, 2004, the 2004 and 2005 results would have reflected additional expenses for the management team and facilities expense of Captiva.
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

SCHEDULE II
GOLDLEAF FINANCIAL SOLUTIONS, INC.
VALUATION AND QUALIFYING ACCOUNTS

		Additions
	Balance at	Charged to	Deductions	Balance at
	Beginning of	Costs and	(Charge	End of
	Period	Expenses(1)	Offs)(1)	Period

Year ended December 31, 2005
Allowance for doubtful accounts	$242,000	$138,000	$174,000	$206,000

Year ended December 31, 2004
Allowance for doubtful accounts	$358,000	$31,000	$147,000	$242,000

Year ended December 31, 2003
Allowance for doubtful accounts	$632,000	$260,000	$534,000	$358,000

(1)	Additions to the allowance for doubtful accounts are included in general and administrative expense. All deductions or charge offs are charged against the allowance for doubtful accounts.

SIGNATURES
      Pursuant to the requirements of Schedule 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLDLEAF FINANCIAL SOLUTIONS, INC. (FORMERLY NAMED PRIVATE BUSINESS, INC.)

By:

/s/ G. Lynn Boggs
G. Lynn Boggs
Chief Executive Officer
Date: June 6, 2006
      Pursuant to the requirements of the Securities Act of 1933, this registration statement has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ G. Lynn Boggs G. Lynn Boggs	Chief Executive Officer and Director (principal executive officer)	June 6, 2006

/s/ J. Scott Craighead J. Scott Craighead	Chief Financial Officer (principal financial and accounting officer)	June 6, 2006

/s/ John D. Schneider, Jr. John D. Schneider, Jr.	Director	June 6, 2006

/s/ David W. Glenn David W. Glenn	Director	June 6, 2006

/s/ Thierry F. Ho Thierry F. Ho	Director	June 6, 2006

/s/ David B. Ingram David B. Ingram	Director	June 6, 2006

/s/ Robert A. McCabe, Jr. Robert A. McCabe, Jr.	Director	June 6, 2006

/s/ Lawrence A. Hough Lawrence A. Hough	Director	June 6, 2006

INDEX TO EXHIBITS

Exhibit
Number	Description of Exhibit

3.1	Amended and Restated Charter of the Company (incorporated by reference to Exhibit 3.1 of Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-75013) filed with the SEC on May 3, 1999).
3.1.1	Charter Amendment dated August 9, 2001 (incorporated by reference to Exhibit 3.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).
3.1.2	Charter Amendment dated August 9, 2001 (incorporated by reference to Exhibit 3.4 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).
3.1.3	Charter Amendment dated January 16, 2004 (incorporated by reference to Exhibit B of the Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on December 29, 2003).
3.1.4	Charter Amendment dated January 23, 2006 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 26, 2006).
3.1.5	Charter Amendment dated January 24, 2006 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on January 26, 2006).
3.1.6	Charter Amendment dated May 4, 2006 and effective May 5, 2006 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on May 10, 2006).
3.2	Second Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 of Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-75013) filed with the SEC on May 3, 1999).
3.2.1	Bylaws Amendment dated January 20, 2004 (incorporated by reference to Exhibit 3.2.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).
10.1	Stock Purchase Agreement dated July 24, 1998 (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (File No. 333-75013) filed with the SEC on March 25, 1999).
10.2	Form of Indemnification Agreement between the Company and each of its officers and directors (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 (File No. 333-75013) filed with the SEC on March 25, 1999).
10.3	Form of Non-qualified Stock Option Agreement without change of control provision (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 (File No. 333-75013) filed with the SEC on March 25, 1999).
10.4	Form of Non-qualified Stock Option Agreement with change of control provision (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (File No. 333-75013) filed with the SEC on March 25, 1999).
10.5	The Company 1999 Amended and Restated Stock Option Plan (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1 (File No. 333-75013) filed with the SEC on May 3, 1999).
10.6	Cendant Termination and Non-Competition Agreement dated August 7, 1998 (incorporated by reference to Exhibit 10.9 of Amendment No. 4 to the Company’s Registration Statement on Form S-1 (File No. 333-75013) filed with the SEC on May 24, 1999).
10.7	Lease between Triple Brentwood as Landlord and 21 the Company as Tenant (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999).

Exhibit
Number	Description of Exhibit

10.8	Amended and Restated Securities Purchase Agreement dated December 24, 2003, between the Company and Lightyear PBI Holdings, LLC (incorporated by reference to Exhibit A of the Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on December 29, 2003).
10.9	Warrant Agreement dated January 20, 2004, by and among the Company and Lightyear PBI Holdings, LLC (incorporated by reference to Exhibit C of the Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on December 29, 2003).
10.10	Security-holders Agreement dated January 20, 2004, by and among the Company and Lightyear PBI Holdings, LLC (incorporated by reference to Exhibit D of the Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on December 29, 2003).
10.11	Credit Agreement dated January 19, 2004 between the Company, certain guarantees, and Bank of America, N.A. (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004).
10.12	The Company 2004 Equity Incentive Plan (incorporated by reference to Appendix B to the Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on April 23, 2004).
10.13	Employment Agreement dated July 1, 2004 between the Company and Henry M. Baroco (incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).
10.14	Incentive Stock Option Agreement dated August 4, 2004 between the Company and Henry M. Baroco (incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).
10.15	Employment Agreement dated July 25, 2002 between the Company and Scott Craighead (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 14, 2005).
10.16	Amendment to Employment Agreement dated October 21, 2005 between the Company and Henry M. Baroco (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 20, 2005).
10.17	Agreement and Plan of Merger dated October 20, 2005 among the Company, CSL Acquisition Corporation, Captiva Solutions, LLC, and certain of the Captiva Solutions, LLC members (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 25, 2005).
10.18	Registration Rights Agreement dated December 9, 2005 between the Company and certain of the Captiva Solutions, LLC members (incorporated by reference to Annex B to the Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on November 17, 2005).
10.19	The Company 2005 Long-Term Equity Incentive Plan (incorporated by reference to Annex E to the Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on November 17, 2005).
10.20	Securities Purchase Agreement dated December 9, 2005 between the Company and Lightyear PBI Holdings, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 13, 2005).
10.21	Warrant Agreement dated December 9, 2005 between the Company and Lightyear PBI Holdings, LLC (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on December 13, 2005).
10.22	Warrant Certificate dated December 9, 2005 issued by the Company to Lightyear PBI Holdings, LLC (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on December 13, 2005).
10.23	Warrant Certificate dated December 9, 2005 issued by the Company to Lightyear PBI Holdings, LLC (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on December 13, 2005).

Exhibit
Number	Description of Exhibit

10.24	First Amendment to Credit Agreement dated December 8, 2005 between the Company, the guarantors thereto, and Bank of America, N.A. (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC on December 13, 2005).
10.25	Revolving Note dated December 8, 2005 issued by the Company to Bank of America, N.A. (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed with the SEC on December 13, 2005).
10.26	Employment Agreement dated December 9, 2005 between the Company and G. Lynn Boggs (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed with the SEC on December 13, 2005).
10.27	Stock Purchase Agreement dated January 23, 2006 among the Company and the Stockholders of Goldleaf Technologies, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 24, 2006).
10.28	Amended and Restated Credit Agreement dated January 23, 2006 between the Company and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 26, 2006).
10.29	Guaranty Side Letter dated January 23, 2006 between the Company, The Lightyear Fund, L.P. and Lightyear PBI Holdings, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on January 26, 2006).
10.30	Exchange Agreement dated January 23, 2006 between the Company and Lightyear PBI Holdings, LLC (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on January 26, 2006).
10.31	Amended and Restated Warrant Agreement dated January 23, 2006 between the Company and Lightyear PBI Holdings, LLC (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on January 26, 2006).
10.32	Amended and Restated Warrant Certificate dated January 23, 2006 issued by the Company to Lightyear PBI Holdings, LLC. (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on January 26, 2006).
10.33	Amended and Restated Warrant Certificate dated January 23, 2006 issued by the Company to Lightyear PBI Holdings, LLC (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC on January 26, 2006).
10.34	Second Amendment to Amended and Restated Credit Agreement dated April 5, 2005 by and among the Company, Bank of America, N.A., First Horizon Bank, and The Peoples Bank (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 6, 2006).
10.35	Term C Loan Note dated April 5, 2006 between the Company and First Horizon Bank (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on April 6, 2006).
10.36	Term D Loan Note dated April 5, 2006 between the Company and The People’s Bank (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on April 6, 2006).
10.37	Employment Agreement dated January 31, 2006 between the Company and Paul McCulloch (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 26, 2006.
10.38	Redemption and Recapitalization Agreement dated April 25, 2006 between the Company and Lightyear PBI Holdings, LLC. (incorporated by reference to Exhibit 10.38 to the Company's Registration Statement on Form S-1 filed with the SEC on April 26, 2006).
10.39	Third Amendment to Amended and Restated Credit Agreement dated May 3, 2006 by and among the Company, Bank of America, N.A., First Horizon Bank, and The Peoples Bank (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 16, 2006).
21.1	Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 to the Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed with the SEC on June 6, 2006).
23.1	Consent of Grant Thornton LLP.
23.2	Consent of Ernst & Young LLP.
31.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002-Chief Executive Officer.
31.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002-Chief Financial Officer.
32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002-Chief Executive Officer.
32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002-Chief Financial Officer.