Form 10-Q/A
period 2006-03-31
GOLDLEAF FINANCIAL SOLUTIONS INC.
filed 2006-06-07
CIK 1069469

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q/A
AMENDMENT NO. 1
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐      No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Class	Outstanding as of June 5, 2006

Common Stock, no par value	15,811,452 shares

GOLDLEAF FINANCIAL SOLUTIONS, INC.
Form 10-Q
For Quarter Ended March 31, 2006
EXPLANATORY NOTE
      Goldleaf Financial Solutions, Inc., formerly named Private Business, Inc., is filing this Amendment No. 1 to its Quarterly Report on
Form 10-Q to conform the disclosure contained in this quarterly report to the disclosure contained in an amendment to its registration statement on Form S-1 filed on June 6, 2006 with the SEC under the Securities Act of 1933. We are amending only the items listed below. With respect to each item, we are amending the quarterly report to delete the disclosure under that item contained in the initial quarterly report filed on May 15, 2006 and to replace it in its entirety with the disclosure contained in this amendment.

GOLDLEAF FINANCIAL SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2006	2005

	(Unaudited)	(Audited)
	(in thousands, except share data)
Assets
Current Assets:
Cash and cash equivalents	$1,360	$137
Restricted cash	10,336	50
Accounts receivable— trade, net of allowance for doubtful accounts of $304 and $206, respectively	5,312	4,773
Accounts receivable— other	21	26
Deferred tax assets	430	370
Investment in direct financing leases	1,931	2,235
Prepaid and other current assets	1,732	1,567

Total current assets	21,122	9,158

Property and Equipment, Net	3,846	2,187
Operating Lease Equipment, Net	155	187
Other Assets:
Software development costs, net	1,992	1,618
Deferred tax assets	2,723	1,456
Investment in direct financing leases, net of current portion	4,080	4,642
Intangible and other assets, net	15,961	4,931
Goodwill	24,745	12,378

Total other assets	49,501	25,025

Total assets	$74,624	$36,557

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$3,805	$2,535
Accrued liabilities	2,585	1,582
Dividends payable	1,052	—
Deferred revenue	2,926	456
Customer deposits	10,286	—
Current portion of capital lease obligations	258	—
Current portion of non-recourse lease notes payable	2,061	2,336
Note payable	850	—

Current portion of long-term debt	8,000	—

Total current liabilities	31,823	6,909

Revolving Line of Credit	1,600	—
Non-Recourse Lease Notes Payable, net of current portion	3,510	4,056
Deferred Revenue	3,050	—
Capital Lease Obligations, net of current portion	1,257	—
Other Non-Current Liabilities	119	230
Long-Term Debt, net of current portion	7,750	—
Note Payable	150	—
Senior Subordinated Long-Term Debt, net of unamortized discount of $1,491	—	8,509
Preferred Stock, Series C redeemable, no par value, 10,000 shares issued and outstanding; net of unamortized discount of $1,416	8,584	—

Total liabilities	57,843	19,704

Commitments and Contingencies
Stockholders’ Equity:
Common stock, no par value; 100,000,000 shares authorized; shares issued and outstanding, 15,811,452 and 15,489,454, respectively	—	—
Preferred Stock, 20,000,000 shares authorized:
Series A non-convertible, no par value; 20,000 shares issued and outstanding, respectively	6,209	6,209
Series B convertible, no par value; 40,031 shares issued and outstanding	114	114
Additional paid-in capital	7,625	6,998
Retained earnings	2,833	3,532

Total Stockholders’ Equity	16,781	16,853

Total Liabilities and Stockholders’ Equity	$74,624	$36,557

The accompanying notes are an integral part of these consolidated financial statements.

GOLDLEAF FINANCIAL SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS — UNAUDITED
For the Three Months Ended March 31, 2006 and 2005

	2006	2005

	(in thousands, except
	per share data)
Revenues:
Financial institution service fees	$10,214	$6,960
Retail inventory management services	2,095	2,202
Other products and services	722	37

Total revenues	13,031	9,199

Cost of Revenues:
Financial institution service fees	1,483	544
Retail inventory management services	247	287

Gross profit	11,301	8,368
Operating Expenses:
General and administrative	5,017	3,165
Selling and marketing	5,048	4,364
Research and development	247	65
Amortization	463	81
Other operating (income) expense, net	109	—

Total operating expenses	10,884	7,675

Operating Income	417	693
Interest Expense, Net	655	70

Income (loss) Before Income Taxes	(238)	623
Income tax provision (benefit)	(91)	244

Net Income (loss)	(147)	379
Preferred stock dividends	552	540

Net Loss Available to Common Shareholders	$(699)	$(161)

Loss Per Share:
Basic	$(0.04)	$(0.01)

Diluted	$(0.04)	$(0.01)

Weighted Average Common Shares Outstanding:
Basic	15,723	14,575

Diluted	15,723	14,575

The accompanying notes are an integral part of these consolidated financial statements.

GOLDLEAF FINANCIAL SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED
For the Three Months Ended March 31, 2006 and 2005

	2006	2005

	(in thousands)
Cash Flows From Operating Activities:
Net income (loss)	$(147)	$379
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Write-off of debt issuance costs	112	—
Depreciation and amortization	943	525
Depreciation on fixed assets under operating leases	23	—
Deferred taxes	(76)	202
Amortization of debt issuance costs and discount	164	24
Stock option compensation expense	160	6
Deferred gain on land sale	(4)	(4)
Loss on write-down or disposal of fixed assets and software development costs	32	—
Amortization of lease income and initial direct costs	(168)	—
Gain on sale of leased equipment	(28)	—
Gain on sale of other assets	(40)	—
Changes in assets and liabilities:
Accounts receivable	(107)	(15)
Prepaid and other current assets	281	140
Accounts payable	581	(440)
Accrued liabilities	(236)	(309)
Deferred revenue	570	(100)
Other non-current liabilities	6	—

Net cash provided by operating activities	2,066	408

Cash Flows From Investing Activities:
Acquisition of P.T.C. Banking assets	(968)	—
Acquisition of Goldleaf Technologies, Inc, net of cash acquired	(16,396)	—
Investment in direct financing leases	(29)	—
Lease receivables paid	993	—
Proceeds from lease terminations	27	—
Proceeds received from sale of other assets	62	—
Additions to property and equipment	(170)	(66)
Additions to intangibles and other assets	(10)	—
Software development costs	(496)	(153)
Payments received on notes receivable	14	—

Net cash used in investing activities	(16,973)	(219)

GOLDLEAF FINANCIAL SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED
For the Three Months Ended March 31, 2006 and 2005

	2006	2005

	(in thousands)
Cash Flows From Financing Activities:
Repayments on long-term debt	$(250)	$(416)
Repayments on capital lease obligations	(42)	—
Proceeds from amended and restated debt facility with Bank of America, net of issuance cost of $425	15,575	—
Proceeds from revolving line of credit, net	1,493	400
Repayments of non-recourse lease financing notes payable	(658)	—
Proceeds from non-recourse lease financing notes payable	6	—
Proceeds from exercise of employee stock options	2	358
Stock issued through employee stock purchase plan	4	9
Payments of preferred dividends declared	—	(540)

Net cash provided by (used in) financing activities	16,130	(189)

Net Change in Cash and Cash Equivalents	1,223	—
Cash and Cash Equivalents at beginning of year	137	7

Cash and Cash Equivalents at end of period	$1,360	$7

Supplemental Cash Flow Information:
Cash payments for income taxes during period	$58	$119

Cash payments of interest during period	$267	$45

Noncash Investing Activities:
Issuance of 314,768 common shares as purchase consideration in the Goldleaf Technologies, Inc. and P.T.C. Banking acquisitions	$461	$—

Issuance of note payable to Goldleaf executive for signing bonus	$1,000	$—

The accompanying notes are an integral part of these consolidated financial statements.

GOLDLEAF FINANCIAL SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—UNAUDITED

A.	The Company
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

GOLDLEAF FINANCIAL SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—UNAUDITED—(Continued)
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

GOLDLEAF FINANCIAL SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—UNAUDITED—(Continued)

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

GOLDLEAF FINANCIAL SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—UNAUDITED—(Continued)
      The following table illustrates the effect on net loss available to common shareholders and earnings loss per share if the fair value based method had been applied to all outstanding and unvested awards for the three-month period ended March 31, 2005.

Three Months Ended
March 31, 2005

(In thousands,
except per share
data)
Net loss available to common shareholders, as reported	$(161)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects	4
Add: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	15

Pro forma net loss	$(142)

Loss per share:
Basic — as reported	$(0.01)

Basic — pro forma	$(0.01)

Diluted — as reported	$(0.01)

Diluted — pro forma	$(0.01)

C.	Reclassifications
      Historically, we have reported our results of operations using the following revenue line items; participation fees; software license; retail inventory management services; insurance brokerage fees; and maintenance and other. Due to our recent acquisitions, we believe that the presentation using revenue line items for financial institution service fees, retail inventory management services and other products and services, will be more useful to an understanding of our operations. Also, we have added a cost of revenues category to capture direct cost associated with the generation of our revenues. Therefore, we intend to present our consolidated statement of operations in this manner on an ongoing basis beginning with the consolidated unaudited financial statements included in this Quarterly Report on Form 10-Q. Revenues for the three-month period ended March 31, 2005 have been reclassified to reflect this presentation.
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

GOLDLEAF FINANCIAL SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—UNAUDITED—(Continued)
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

GOLDLEAF FINANCIAL SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—UNAUDITED—(Continued)
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

GOLDLEAF FINANCIAL SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—UNAUDITED—(Continued)
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

GOLDLEAF FINANCIAL SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—UNAUDITED—(Continued)
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

GOLDLEAF FINANCIAL SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—UNAUDITED—(Continued)
additional dilution related to exercise of stock options and warrants as computed under the treasury stock method and the conversion of the preferred stock under the if-converted method.
      The following table represents information necessary to calculate earnings per share for the three-month period ended March 31, 2006 and 2005:

	Three Months
	Ended March 31,

	2006	2005

	(In thousands)
Net loss available to common shareholders	$(699)	$(161)

Weighted average common shares outstanding	15,723	14,575
Plus additional shares from common stock equivalent shares:
Options and convertible preferred stock	0	0

Diluted weighted average common shares outstanding	15,723	14,575

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

	Three Months Ended March 31, 2006			Three Months Ended March 31, 2005

		Retail			Retail
	Financial	Inventory		Financial	Inventory
	Institution	Management		Institution	Management
	Service Fees	Services	Total	Service Fees	Services	Total

	(In thousands)
Revenues	$10,928	$2,103	$13,031	$6,997	$2,202	$9,199

(Loss) income before taxes	(638)	400	(238)	346	277	623

Assets	70,990	3,634	74,624	16,646	4,012	20,658

Total expenditures for additions to long-lived assets	$664	$12	$676	$219	$0	$219

GOLDLEAF FINANCIAL SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—UNAUDITED—(Continued)

I.	Stock Option Grants
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

	Unaudited Pro Forma Statement of Operations
	For The Three Months Ended March 31, 2006

				Unaudited
				Pro Forma
				Adjustments

	Goldleaf	GTI		Debit		Credit	Total

	(In thousands, except per share data)
Revenues	$13,031	$1,014	A	$41			$14,004
			B	88
Operating expenses	12,614	1,010	C	6			13,718

Operating income (loss)	417	4		(135)			286
Interest expense, net	655	0	D	87			742

Income (loss) before provision (benefit) for income taxes	(238)	4		(222)			(456)

Income tax benefit	91	0		0	E	87	178

Net loss	(147)	4		(222)		87	(278)
Preferred dividends	552	0		0		0	552

Net loss available to common shareholders	$(699)	$4		(222)	E	87	$(830)

Diluted earnings (loss) per share	$(0.04)						$(0.05)

GOLDLEAF FINANCIAL SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—UNAUDITED—(Continued)

	Unaudited Pro Forma Statement of Operations
	For The Year Ended December 31, 2005

						Unaudited
						Pro Forma Adjustments

	Goldleaf	Captiva	KVI Capital	GTI		Debit		Credit		Pro Forma

	(In thousands, except per share data)
Revenues	$38,351	$1,713	$757	$9,412	A	$917		$		$49,316
Operating expenses	34,276	2,289	935	10,721	B	1,124

					C	468				49,813

Operating income (loss)	4,075	(576)	(178)	(1,309)		(2,509)				(497)
Interest expense, net	381	164	91	(39)	D	2,369				2,966

Total other expenses	381	164	91	(39)	D	2,369				2,966

Income (loss) before provision for income taxes	3,694	(740)	(269)	(1,270)		(4,878)				(3,463)
Provision (benefit) for income taxes	1,359						E		2,710	(1,351)

Net income (loss)	2,335	(740)	(269)	(1,270)		(4,878)			2,710	(2,112)
Preferred stock dividends	2,160			2,915			F		2,915	2,160

Net income (loss) attributable to common shareholders	175	(740)	(269)	(4,185)		(4,878)			5,625	(4,272)

Diluted earnings (loss) per share	$0.01									$(0.28)

      The 2006 Goldleaf column above includes the results of GTI from its date of acquisition of January 31, 2006. The 2005 Goldleaf columns above includes the results of KVI Capital and Captiva from their dates of acquisition of August 1 and December 9, 2005, respectively.
      Pro forma adjustments:

A.	To reduce revenues for GTI related to estimated deferred revenues that would not have been realized had we acquired GTI as of January 1, 2006 and January 1, 2005, respectively, and recorded the deferred service obligation at its estimated fair value as of that date.

B.	To increase amortization expense of new intangibles recorded as a result of the acquisitions. For 2006, the pro forma amounts assume that the Company recorded approximately $10.5 million of identified intangibles, consisting of acquired technology ($2.0 million), customer lists ($5.0 million), non-compete agreements ($500,000), tradenames and trademarks ($1.0 million) and product patents ($2.0 million), and that the Company amortizes these amounts over estimated useful lives of seven, ten, three, indefinite and twenty years, respectively. For 2005, the pro forma amounts assume that the Company recorded approximately $13.7 million of identified intangibles, consisting of acquired technology ($2.8 million), customer lists ($6.6 million), vendor program ($0.1 million), non-compete agreements ($1.2 million), tradenames and trademarks ($1.0 million) and product patents ($2.0 million), and that the Company amortizes these amounts over estimated average useful lives of five, ten, seven, three, indefinite, and twenty years, respectively.

C.	To increase general and administrative costs for the increased salary of the Company’s new chief executive officer and executive officers of KVI Capital and GTI based on the employment agreements executed as part of these acquisitions.

GOLDLEAF FINANCIAL SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—UNAUDITED—(Continued)

D.	To increase interest expense for additional debt we acquired to fund the purchase prices of KVI Capital, Captiva and GTI. The Company has estimated interest expense assuming a weighted average interest rate for the two debt instruments used to complete the transactions: the $10.0 million Lightyear Series C redeemable preferred stock at 10% (as received in exchange for a $10.0 million subordinated note we originally issued) and the $18.0 million Bank of America credit facility. Therefore, the pro forma interest expense was calculated using an interest rate of 7.5% (2006) and 8.3% (2005) and includes accretion of the debt discount (related to common stock warrants issued to Lightyear in connection with the $10.0 million financing ) using the effective interest method.

E.	To record income tax effects of the pro forma adjustments at the Company’s effective rate of 39%.

F.	To reduce preferred dividends for the elimination of GTI dividends ($2.9 million in 2005). As a result of our acquisition of Goldleaf Technologies, it no longer has a preferred stockholder. Therefore, on a pro forma basis, no preferred stock dividends would have existed in 2005 related to Goldleaf Technologies.
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

GOLDLEAF FINANCIAL SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—UNAUDITED—(Continued)
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
      On May 4, 2006 at the Company’s annual shareholder meeting, the shareholders approved a proposal for a one for five, one for six, or one for seven reverse stock split, only one of which, if any, is to be effected as finally approved by the registrant’s board of directors. The Company anticipates that the reverse split will take effect before the Company’s proposed secondary offering of common stock. Also at the May 4, 2006 annual shareholder meeting, the shareholders approved changing the name of the Company from Private Business, Inc. to Goldleaf Financial Solutions, Inc., and the name change became effective on May 5, 2006.

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
Revenues
      We generate revenue from three main sources:

•	financial institution service fees;

•	retail inventory management services; and

•	other products and services.
      Financial Institution Service Fees
      Financial institution service fees include:

•	participation fees and insurance brokerage fees;

•	core data processing and image processing fees;

•	software license and maintenance fees;

•	ACH origination and processing fees;

•	remote capture and deposit processing fees;

•	leasing revenues; and

•	financial institution website design and hosting fees.
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
      ACH Origination and Processing, Remote Capture and Deposit Processing Fees. We license these products via up-front fees to financial institutions at the time of execution of the agreements, which are typically five-year contracts. We defer these up-front fees and recognize them ratably over the estimated lives of the customer relationship. We also generate monthly fees from each originator of ACH transactions, and we receive fees for each ACH transaction that occurs each month. We offer annual maintenance support to all of our financial institution clients for a fee that is generally equal to 20% of the up-front fees.
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
      Financial Institution Website Design and Hosting Fees. We offer website design and hosting services to financial institutions, although we do not host any confidential bank data on our servers. The revenues we generate for these services consist of up-front fees associated with the design and implementation of each website and monthly hosting fees for hosting each website in our data center.
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

	Three Months
	Ended March 31,

	2005	2006

Revenues:
Financial institution service fees	75.7%	78.4%
Retail inventory management services	23.9	16.1
Other products and services	0.4	5.5

Total revenues	100.0	100.0
Cost of revenues:
Financial institution service fees	5.9	11.4
Retail inventory management services	3.1	1.9
Gross profit	91.0	86.7
Operating expenses:
General and administrative	34.4	38.5
Selling and marketing	47.5	38.7
Research and development	0.7	1.9
Amortization	0.9	3.6
Other operating (income) expense, net	0.0	0.8

Total operating expenses	83.5	83.5

Operating income	7.5	3.2
Interest expense, net	(0.8)	(5.0)
Other income	0.0	0.0

Income (loss) before income taxes	6.7	(1.8)
Income tax provision (benefit)	2.7	(0.7)

Net income (loss)	4.0%	(1.1)%

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

Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005
      Total revenues for the first quarter of 2006 increased 41.7% to $13.0 million compared to $9.2 million for the comparable period of 2005.
      Financial Institution Service Fees. Financial institution service fees increased 46.8% to $10.2 million for the three months ended March 31, 2006 compared to $7.0 million for the three months ended March 31, 2005. The increase is primarily attributable to revenues generated by the entities we acquired during late 2005 and early 2006: KVI Capital, Captiva, P.T.C. and Goldleaf Technologies. Revenues

from these acquired businesses totaled $2.8 million for the first quarter of 2006. The remaining increase relates to an increase in customer deconversion fees and increases in Free Checking and MedCash Manager revenues totaling approximately $288,000. As a percentage of total revenues, financial institution service fees accounted for 78.4% for the three months ended March 31, 2006 compared to 75.7% for the three months ended March 31, 2005.
      Retail Inventory Management Services. Retail inventory management services revenues declined 4.9% to $2.1 million during the three months ended March 31, 2006 as compared to $2.2 million for the three months ended March 31, 2005. The decline is due to a reduction in point-of-sale support customers and a decline in billing services provided by RMSA to its customers. As a percentage of total revenues, retail inventory management services accounted for 16.1% for the first quarter of 2006 compared to 23.9% in the first quarter of 2005.
      Other Products and Services. Revenues from other products and services increased substantially to $722,000 for the three months ended March 31, 2006 compared to $37,000 for the three months ended March 31, 2005. Other products and services include the sale of premium gifts associated with our Free Checking product, and equipment sales associated with our remote capture and ACH products. Approximately $685,000 of the increase is attributable to Free Checking gifts totaling $333,000 and remote capture equipment sales totaling $285,000. Revenues from other products and services accounted for 5.5% of total revenues for the three months ended March 31, 2006 compared to 0.4% for the three months ended March 31, 2005.
      Cost of Revenues — financial institution service fees. Cost of revenues for financial institution services fees increased to $1.5 million for the three months ended March 31, 2006 compared to $544,000 for the three months ended March 31, 2005. This increase is primarily due to cost of sales of $164,000, $154,000 and $239,000 associated with KVI Capital, Captiva and Goldleaf Technologies, respectively. The remaining increase relates to increases in Free Checking expenses of $287,000 and MedCash expenses of $99,000. As sales of these products have increased in the first quarter of 2006, the costs associated with these products have also increased. There were minimal costs associated with these products during the first quarter of 2005. As a percentage of total revenues, cost of sales for financial institution service fees increased to 11.4% for the three months ended March 31, 2006 compared to 5.9% for the three months ended March 31, 2005.
      Cost of Revenues — retail inventory management services. Cost of revenues related to retail inventory management services decreased 13.9% to $247,000 for the three months ended March 31, 2006 compared to $287,000 for the three months ended March 31, 2005. This decrease is due to a decline in salaries and benefits expense related to our point-of-sale customer support department. As a percentage of total revenues, cost of sales for retail inventory management services decreased to 1.9% for the three months ended March 31, 2006 compared to 3.1% for the three months ended March 31, 2005.
      General and Administrative. General and administrative expenses increased 58.5% to $5.0 million for the three months ended March 31, 2006 compared to $3.2 million for the three months ended March 31, 2005. General and administrative expenses include the cost of our executive, finance, human resources, information and support services, administrative functions and general operations. The increase is primarily due to the additional general and administrative expenses of $817,000 and $642,000 associated with Goldleaf Technologies and Captiva, respectively. The majority of these expenses are salary and benefits for the non-sales employees of these entities. Also expensed in the first quarter of 2006 is approximately $160,000 of non-cash stock compensation expense as a result of our adoption of SFAS No. 123R, which requires the estimated fair value of employee stock options to be expensed over the service period. As a percentage of total revenue, general and administrative expenses decreased to 38.5% for the three months ended March 31, 2006 compared to 34.4% for the three months ended March 31, 2005.

      Selling and Marketing. Selling and marketing expenses increased 15.7% to $5.0 million for the three months ended March 31, 2006 compared to $4.4 million for the three months ended March 31, 2005. Selling and marketing expenses include cost of wages and commissions paid to our sales force, travel costs of the sales force, recruiting for new sales and marketing personnel and marketing fees associated with direct and telemarketing programs. Selling and marketing expenses also include the cost of processing fees paid to third parties related to the delivery of certain products and services. The increase was primarily due to the acquisition of Goldleaf Technologies, which contributed approximately $687,000 to this category. As a percentage of total revenue, selling and marketing expenses were 38.7% and 47.5% for the three months ended March 31, 2006 and March 31, 2005, respectively.
      Research and Development. Research and development expenses increased to $247,000 for the three months ended March 31, 2006 compared to $65,000 for the three months ended March 31, 2005. Research and development expenses include the non-capitalizable direct costs associated with developing new versions of our software, as well as other software development projects that, in accordance with GAAP, we do not capitalize. The increase was primarily due to research and development activities for our remote capture and ACH products. These costs totaled approximately $206,000 during the three months ended March 31, 2006. As a percentage of total revenues, research and development expenses increased to 1.9% for the three months ended March 31, 2006 compared to 0.7% for the three months ended March 31, 2005.
      Amortization. Amortization expense increased to $463,000 for the three months ended March 31, 2006 compared to $81,000 for the three months ended March 31, 2005. These expenses include the cost of amortizing intangible assets, including trademarks and software development costs, as well as identified intangibles recorded from our August 2001 merger with Towne Services and our acquisitions. The increase for the first three months of 2006 is due to the acquisitions of KVI Capital, Captiva, P.T.C. and Goldleaf Technologies during late 2005 and early 2006. The identifiable intangible assets recorded in these acquisitions resulted in an increase of approximately $381,000 in total amortization expense for the three months ended March 31, 2006.
      Other Operating (Income) Expense, Net. Other operating (income) expense, net for the three months ended March 31, 2006 totaled $109,000. We had no other operating expenses for the three months ended March 31, 2005. For the three months ended March 31, 2006, other operating expenses included an approximate $112,000 charge related to the write-off of debt issuance costs associated with the debt facility before it was amended and restated in its entirety on January 23, 2006.
      Operating Income. As a result of the above factors, our operating income decreased 39.8% to $417,000 for the three months ended March 31, 2006, compared to operating income of $693,000 for the three months ended March 31, 2005. As a percentage of total revenue, operating income was 3.2% for the three months ended March 31, 2005.
      Interest Expense, Net. Interest expense, net increased to $655,000 for the three months ended March 31, 2006 compared to $70,000 for the three months ended March 31, 2005. The increase for the first three months of 2006 is primarily due to a large increase in our total debt outstanding for the first quarter of 2006 as compared to the first quarter of 2005. Our average debt outstanding in the first quarter of 2006 was approximately $28.0 million compared to approximately $3.4 million for the first quarter of 2005. Interest rates have also increased from 2005 to 2006. Included in interest expense during the first quarter of 2006 is the amortization of the debt discount associated with our Series C preferred stock. For the first quarter ended March 31, 2006 and 2005, interest expense includes approximately $89,000 and $24,000 of debt issuance cost amortization, respectively.
      Income Tax Provision (Benefit). We had an income tax benefit of approximately $91,000 for the three months ended March 31, 2006 compared to a provision of $244,000 for the three months ended March 31, 2005. We expect our effective tax rate to be approximately 39% in all future periods. As a percentage of income before taxes, the income tax rate was approximately 39% for the first quarter of 2006.

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
      Our acquisition of Goldleaf Technologies added three primary products from which we earn revenues: ACH origination and processing; remote deposit; and website design and hosting. We describe the current revenue recognition policies for these products below.
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
      We offer financial institution website design services as well as hosting services for the website once design is complete. We charge an up-front fee for the design services and a monthly website hosting fee each month of the contract, which is typically five years. The monthly hosting fee typically includes a limited amount of website maintenance hours each month. We bill for any maintenance work exceeding the designated number of hours included in the monthly hosting fee at an agreed-to hourly rate as the services are rendered. We account for the website design and hosting services in accordance with EITF No. 00-21. Because we have not established objective and reliable evidence of fair value of the undelivered elements—the hosting and maintenance services—we have deferred the up-front design fees and amortize them to revenue over the estimated life of the customer relationship. We have estimated the lives of the customer relationship at five years for the periods presented in the accompanying financial statements. We recognize monthly hosting and maintenance revenues on a monthly basis as earned.
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
      Revenue recognition rules for up-front fees are complex and require interpretation and judgment on the part of management. Each of our products containing software elements, including core data processing, ACH processing, remote capture processing, accounts receivable financing and teller automation systems, requires the establishment of vendor specific objective evidence, or VSOE, for each element of the arrangement. Determining each element of an agreement and establishing VSOE can be complex. If we modify our contract terms to an extent that changes our VSOE conclusions, our revenue recognition practices could be materially affected. Management completed a thorough analysis of the new client licenses for accounts receivable financing we obtained in 2003 and 2004 and concluded that we completed all services related to the up-front fees in approximately four months. As a result, effective January 1, 2005, we changed the estimated service period for recognition of the up-front license fee from a twelve-month to a four-month revenue recognition period. This change in assumptions resulted in an increase of approximately $115,000 in financial institution service fees during the quarter ended March 31, 2005 and increased financial institution service fees by $130,000 for the year ended December 31, 2005. We believe that this practice most accurately portrays the economic reality of the transactions.
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

Software Development Costs
      We expense software development costs incurred in the research and development of new software products and enhancements to existing software products as we incur those expenses until technological feasibility has been established. After that point, we capitalize any additional costs in accordance with Statement of Financial Accounting Standards SFAS No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed. In addition, we capitalize the cost of internally used software when application development begins in accordance with AICPA SOP No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, which is generally the point when we have completed research and development, we have established project feasibility, and management has approved a development plan. Many of the costs capitalized for internally used software relate to upgrades or enhancements of existing systems. If the development costs will result in specific additional functionality of the existing system, we capitalize these costs at the point that application development begins. We amortize capitalized software development costs on a straight-line basis over their useful lives, generally three years. The key assumptions and estimates for this accounting policy relate to determining when we have achieved technological feasibility and whether the project being undertaken is one that will be marketable or enhance the marketability of an existing product for externally marketed software and whether the project will result in additional functionality for internal use software projects. Management consults monthly with all project managers to ensure that management understands the scope and expected results of each project to make a judgment on whether a particular project meets the requirements outlined in the authoritative accounting literature described above. There have been no significant changes in the critical assumptions affecting software development costs during any of the reporting periods presented in this quarterly report.

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
Liquidity and Capital Resources
      The following table sets forth the elements of our cash flow statement for the following periods:

	Three Months Ended March 31,

	2005	2006

Net cash provided by operating activities	$408	$2,066
Net cash used in investing activities	(219)	(16,973)
Net cash provided by (used in) financing activities	(189)	16,130

Cash from Operating Activities
      Cash provided by operations for the quarter ended March 31, 2006 totaling $2.1 million was attributable to our operating results plus non-cash depreciation and amortization expense of $966,000 as well as a $1.1 million net increase in working capital. The increase in working capital of $1.1 million was due primarily to an increase in accounts payable of $581,000 and an increase in deferred revenue of $570,000 during the quarter. For the quarter ended March 31, 2005, cash provided by operations totaled $408,000. The increase of $1.7 million in the first quarter of 2006 as compared to the first quarter of 2005 is due primarily to an increase in working capital assets as of March 31, 2006 of $1.1 million versus a decline of $724,000 in the first quarter of 2005.

Cash from Investing Activities
      Cash used in investing activities totaling $17.0 million consisted primarily of business acquisitions, lease receivable payments, purchases of fixed assets and capitalization of software development costs. Total capital expenditures, including software development costs, totaled $676,000 for the quarter ended March 31, 2006. Theses expenditures primarily related to the purchase of computer equipment, computer software, software development services, furniture and fixtures, and leasehold improvements. During the first quarter of 2006, we used approximately $17.4 million to acquire the stock of Goldleaf Technologies and operating assets of P.T.C. These leases were partially offset by $993,000 in proceeds we received from payments on our direct finance leases. As compared to the first quarter of 2005, total cash used in investing activities was $219,000 consisting solely of purchases of fixed assets and capitalization of software development costs.

Cash from Financing Activities
      Cash from financing activities primarily relates to borrowings (paydowns) on our credit facilities, the payment of preferred dividends, inflows from the sale of preferred stock and new debt issuances. During the first quarter of 2006, net cash provided by financing activities was $16.1 million and was attributable primarily to new borrowings of $17.1 million from our amended and restated credit facility with Bank of America, net of $355,000 in debt issuance costs. For the first quarter of 2005, cash used in financing activities totaled $189,000, consisting of debt repayments of $416,000, and preferred dividend payments of $540,000, partially offset by $400,000 of proceeds from our line of credit and $358,000 in proceeds from stock option exercises.

Analysis of Changes in Working Capital
      As of March 31, 2006, we had a working capital deficit of approximately $10.7 million compared to working capital of approximately $2.2 million as of December 31, 2005. The change in working capital resulted primarily from the short-term nature of the Term B debt instrument and the current portion of our long-term debt, as well as increases in accounts payable of $1.3 million, accrued liabilities of $1.0 million and deferred revenue of $2.5 million. These increases were partially offset by increases in cash of $1.2 million and accounts receivable of $539,000. All of these changes were primarily the result of completing the Goldleaf Technologies acquisition on January 31, 2006.
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

Obligations and Commitments for Future Payments as of March 31, 2006
      The following is a schedule of our obligations and commitments for future payments as of March 31, 2006:

		Payments Due by Period

		Less
		Than	1-2	3-4	5 Years &
Contractual Obligations	Total	1 Year	Years	Years	After

	(In thousands)
Revolving line of credit	$1,600	$—	$1,600	$—	$—
Short-term debt	6,000	6,000	—	—	—
Capital lease obligations(1)	1,515	258	403	814	40
Long-term debt(2)	9,750	2,000	7,750	—	—
Operating leases	8,063	2,278	2,226	1,984	1,575
Note payable	1,000	850	150	—	—
Series C redeemable preferred stock	10,000	—	—	10,000	—

Total contractual cash obligations	$37,928	$11,386	$12,129	$12,798	$1,615

Standby letters of credit commitment	$400	$400	$—	$—	$—

(1)	In connection with our acquisition of Goldleaf Technologies on January 31, 2006, we assumed certain capital lease obligations of Goldleaf Technologies. The capital leases are primarily for computer hardware equipment in Goldleaf Technologies’ data centers.

(2)	Debt excludes non-recourse lease notes payable of approximately $5.6 million, which are non-recourse to us and are secured by the leased equipment purchased using the proceeds of the non-recourse notes.
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

Long-term debt(1):
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

Short-term debt(1):
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
      In connection with our acquisition of Goldleaf Technologies on January 31, 2006, we assumed certain capital lease obligations of Goldleaf Technologies. The capital leases are primarily for computer hardware equipment at Goldleaf Technologies’ data centers. For a more detailed description of the capital lease obligations, please refer to note 6 of the notes to consolidated financial statements of Goldleaf Technologies, Inc. included in the financial statements in this quarterly report.
      On April 5, 2006, we borrowed an additional $1.75 million under our credit facility, which increased our cash by the same amount. As of April 21, 2006, we have approximately $2.2 million of cash and cash equivalents, and we have borrowed $19.1 million under the Bank of America facility. The above description of our debt does not include the Series C preferred stock, which is classified as redeemable preferred stock because we are obligated to redeem it on December 9, 2010 for $10.0 million plus any accrued and unpaid dividends.

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
      Our Bank of America credit facility contains financial covenants, including the maintenance of financial ratios and limits on capital expenditures. We are required to maintain on a quarterly basis a ratio of Funded Debt, as defined and generally including all liabilities for borrowed money, to EBITDA. The definition of EBITDA in the credit facility agreement is different from the one used elsewhere in this quarterly report in that it permits to be added back to EBITDA various specified amounts that include employee severance expenses, non-cash debt amortization expenses, costs associated with the change of our corporate name, certain litigation expenses and non-cash stock compensation expenses. We are required to maintain on a quarterly basis a ratio of Funded Debt to EBITDA not exceeding 2:1 until the earlier of the sale of a specified subsidiary or the earlier of July 23, 2006 or the repayment of the $6,000,000 term loan that is part of the credit facility. Thereafter, we must maintain on a quarterly basis a ratio of Funded Debt to EBITDA not exceeding 1.75:1. This ratio is calculated (a) at the end of each fiscal quarter, using the results of the twelve-month period ending with that fiscal quarter and after giving pro forma effect to any acquisition made during such period and (b) on the date of any borrowing under the credit facility, using EBITDA for the most recent period and Funded Debt after giving pro forma effect to such borrowing. We are also required to maintain for the 12-calendar month period ending on the last day of each calendar quarter, a Fixed Charge Coverage Ratio (as defined) of: 1.75:1 through June 30, 2006; 1.50:1 through September 30, 2006; 1.30:1 through December 31, 2006; and 1.60:1 thereafter. In addition, we may not acquire fixed assets (other than any equipment purchased by KVI Capital with proceeds of non-recourse loans) having a value greater than $2.5 million during any 12-month period ending with each fiscal quarter. The credit agreement also contains customary negative covenants, including but not limited to a prohibition on declaring and paying any cash dividends on any class of stock.
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
Off-Balance Sheet Arrangements
      As of December 31, 2005 and as of the date of this amended report, we did not have and do not have any off-balance sheet arrangements as defined by Item 303(a)(4) of Regulation S-K.
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
      As disclosed in Note 2 to our audited consolidated financial statements included in this quarterly report, based on the current assumptions and calculations used, had we recognized compensation expense based on the fair value of awards of equity instruments, net income would have increased by approximately $71,000 for the year ended December 31, 2005. This compensation expense is the after-tax net effect of the stock-based compensation expense determined using the fair-value based method for all awards and stock-based employee compensation included previously in reported net income under APB Opinion No. 25. SFAS No. 123R will apply to all awards we grant or have granted after January 1, 2006 and to the unvested portion of our existing option awards, as well as modifications, repurchases or cancellations of our existing awards. We estimate the impact of the adoption of SFAS No. 123R for the year ending December 31, 2006, based upon the options outstanding as of March 31, 2006, to result in an increase in compensation expense of approximately $640,000. The actual effect of adopting SFAS No. 123R will depend on future awards and actual option forfeitures, which are currently unknown. The effect of future awards will vary depending on factors that include the timing, amount and valuation methods used for those awards, and our past awards are not necessarily indicative of our future awards.

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
Item 4. Controls and Procedures
     Based on our management’s evaluation, with the participation of our chief executive officer and chief financial officer, as of the end of the period covered by this report, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”)) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. There has been no change in the our internal control over financial reporting during the quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II — Other Information
Item 1A. Risk Factors
     We included risk factors in our Annual Report on Form 10-K for the year ended December 31, 2006 that we filed with the SEC in March 2006 and amended on June 6, 2006. Please refer to the risk factors included in our annual report on Form 10-K, as amended. We hereby delete in their entirety the risk factors included in our quarterly report on Form 10-Q filed on May 15, 2006.

Item 6. Exhibits
      The exhibits described in the following Index to Exhibits are filed as part of this report on Form 10-Q.

Exhibit
No.		Description
3.1	—	Amended and Restated Charter of the Registrant (incorporated by reference to Exhibit 3.1 of Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-75013) filed with the SEC on May 3, 1999).

3.1.1	—	Charter Amendment dated August 9, 2001 (incorporated by reference to Exhibit 3.3 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).

3.1.2	—	Charter Amendment dated August 9, 2001 (incorporated by reference to Exhibit 3.4 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).

3.1.3	—	Charter Amendment dated January 16, 2004 (incorporated by reference to Exhibit B of the Registrant’s Definitive Proxy Statement on Schedule 14A filed with the SEC on December 29, 2003).

3.1.4	—	Charter Amendment dated January 23, 2006 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 26, 2006).

3.1.5	—	Charter Amendment dated January 24, 2006 (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 26, 2006).

3.1.6	—	Charter Amendment dated May 4, 2006 and effective May 5, 2006 (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on May 10, 2006).

3.2	—	Second Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 of Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-75013) filed with the SEC on May 3, 1999).

3.2.1	—	Bylaws Amendment dated January 20, 2004 (incorporated by reference to Exhibit 3.2.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003).

10.1	—	Stock Purchase Agreement dated January 23, 2006 among Private Business, Inc. and the Stockholders of Goldleaf Technologies, Inc. (incorporated by reference to Exhibit 2.1 to Private Business, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 24, 2006).

10.2	—	Amended and Restated Credit Agreement dated January 23, 2006 between Private Business, Inc. and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 to Private Business, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 26, 2006).

10.3	—	Guaranty Side Letter dated January 23, 2006 between Private Business, Inc., The Lightyear Fund, L.P. and Lightyear PBI Holdings, LLC (incorporated by reference to Exhibit 10.2 to Private Business, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 26, 2006).

10.4	—	Exchange Agreement dated January 23, 2006 between Private Business, Inc. and Lightyear PBI Holdings, LLC (incorporated by reference to Exhibit 10.3 to Private Business, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 26, 2006).

10.5	—	Amended and Restated Warrant Agreement dated January 23, 2006 between Private Business, Inc. and Lightyear PBI Holdings, LLC (incorporated by reference to Exhibit 10.4 to Private Business, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 26, 2006).

10.6	—	Amended and Restated Warrant Certificate dated January 23, 2006 issued by Private Business, Inc. to Lightyear PBI Holdings, LLC. (incorporated by reference to Exhibit 10.5 to Private Business, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 26, 2006).

10.7	—	Amended and Restated Warrant Certificate dated January 23, 2006 issued by Private Business, Inc. to Lightyear PBI Holdings, LLC (incorporated by reference to Exhibit 10.6 to Private Business, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 26, 2006).

10.8	—	Employment Agreement dated January 31, 2006 between Private Business, Inc. and Paul McCulloch (incorporated by reference to Exhibit 10.1 to Private Business Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 26, 2006).

31.1	—	Certification pursuant to Rule 13a — 14(a)/15d — 14(a) — Chief Executive Officer.

31.2	—	Certification pursuant to Rule 13a — 14(a)/15d — 14(a) — Chief Financial Officer.

32.1	—	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 — Chief Executive Officer.

32.2	—	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 — Chief Financial Officer.

Signatures
     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.

Goldleaf Financial Solutions, Inc.
(f/k/a Private Business, Inc.)
(Registrant)

Date: June 6, 2006	By:	/s/ G. Lynn Boggs

G. Lynn Boggs
Chief Executive Officer

Date: June 6, 2006	By:	/s/ J. Scott Craighead

J. Scott Craighead
Chief Financial Officer