Form 10-K/A
period 2005-12-31
GOLDLEAF FINANCIAL SOLUTIONS INC.
filed 2006-08-02
CIK 1069469

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
AMENDMENT NO. 2

CHECK ONE:
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005, OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
COMMISSION FILE NUMBER 000-25959

GOLDLEAF FINANCIAL SOLUTIONS, INC.
(Formerly named Private Business, Inc.)
(Exact name of Registrant as specified in its charter)

TENNESSEE (State or other jurisdiction of incorporation or organization)	62-1453841 (I.R.S. Employer Identification No.)

9020 OVERLOOK BOULEVARD, THIRD FLOOR BRENTWOOD, TENNESSEE (Address of principal executive offices)	37027 (Zip Code)
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
     On July 14, 2006, 15,913,723 shares of the Registrant’s no par value Common Stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the Registrant’s definitive proxy statement for its 2006 annual meeting of stockholders are incorporated by reference into Part III, Items 10, 11, 12, 13 and 14 of this Form 10-K.

EXPLANATORY NOTE
     Goldleaf Financial Solutions, Inc. filed its Annual Report on Form 10-K for fiscal year 2005 with the SEC on March 23, 2006. On April 26, 2006, we filed a Registration Statement on Form S-1 with the SEC. On June 6, 2006, we filed Amendment No. 1 to the Registration Statement in response to the SEC’s letter containing comments on the initial filing. On June 7, 2006, we filed Amendment No. 1 to our Annual Report on Form 10-K to conform the disclosure contained in the Annual Report on Form 10-K to the disclosure contained in Amendment No. 1 to the Registration Statement. The SEC subsequently issued a letter containing additional comments on Amendment No. 1 to the Registration Statement, and, in response to those comments, we filed Amendment No. 2 to the Registration Statement on July 10, 2007. In response to that Amendment No. 2, the SEC issued a letter containing additional comments. To address the comments in that letter that relate to our Annual Report on Form 10-K, we are filing with the SEC this Amendment No. 2 to our Annual Report on Form 10-K.
     This Amendment No. 2 to our Annual Report on Form 10-K amends only the items listed below. With respect to each item, we are amending the annual report to delete the disclosure under that item contained in our Annual Report on Form 10-K, as amended, and to replace it in its entirety with the disclosure contained in this amendment.
     Except for the foregoing amended information, this Annual Report on Form 10-K/A continues to speak as of the date of the original filing or the subsequent amendment, as applicable, and we have not updated the disclosures contained in this report to reflect events that occurred at a later date.

Part II
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

	Year Ended December 31,

	2001	2002	2003	2004	2005
(In thousands, except per share data)

Consolidated Statement of Operations Data:
Total revenues	$55,760	$54,545	$42,730	$39,649	$38,351
Cost of revenues	3,529	4,221	4,011	3,593	3,969

Gross profit	52,231	50,324	38,719	36,056	34,382
General and administrative	23,231	22,722	16,764	13,596	12,118
Selling and marketing	20,644	19,122	16,367	17,415	17,514
Research and development	453	566	445	398	257
Amortization	628	915	848	356	421
Other operating (income) expense, net	4,270	131	(145)	1,457	(3)
Total operating expenses	49,226	43,456	34,279	33,222	30,307

Operating income (loss)	3,005	6,868	4,440	2,834	4,075

Interest expense, net	(3,344)	(1,798)	(1,492)	(468)	(381)

Other income	—	—	—	266	—
(Loss) income before provision for income taxes	(339)	5,070	2,948	2,632	3,694
Benefit (provision) for income taxes	132	(1,977)	(1,150)	(62)	(1,359)

Net (loss) income	(207)	3,093	1,798	2,570	2,335
Preferred stock dividends	(63)	(160)	(160)	(2,056)	(2,160)

Net (loss) income available to common stockholders	$(270)	$2,933	$1,638	$514	$175

Net (loss) income per share:
Basic	$(0.02)	$0.21	$0.12	$0.04	$0.01
Diluted	$(0.02)	$0.20	$0.12	$0.04	$0.01
Shares used in calculation of net income per share:
Basic	11,073	14,005	14,028	14,243	14,727
Diluted	11,073	14,310	14,116	14,706	15,018
Other Financial Data:
EBITDA(1)	$7,493	$11,949	$8,958	$5,941	$6,179

	Year Ended December 31,

	2001	2002	2003	2004	2005
(In thousands)

Consolidated Balance Sheet Data:
Cash	$2,648	$1,146	$1,586	$7	$187
Receivables	8,387	7,146	5,003	4,610	4,799
Total assets	41,627	33,301	27,085	21,371	36,557	(2)
Total long-term debt(3)	31,109	23,190	19,277	1,666	8,509	(4)
Stockholders’ (deficit) equity	(9,191)	(5,989)	(4,368)	13,396	16,853

(1)	EBITDA is a non-GAAP financial measure. GAAP means generally accepted accounting principles in the United States. EBITDA is defined as GAAP net income plus interest expense, income taxes and depreciation and amortization less interest earned. We have provided EBITDA because we believe it is a commonly used measure of financial performance in comparable companies and because we believe it will help investors and analysts evaluate companies on a consistent basis, as well as enhance an understanding of our operating results. Our management uses EBITDA:

•	as a measurement of operating performance because it assists us in comparing our operating performance on a consistent basis, given that it removes the effect of items not directly resulting from our core operations;

•	for planning purposes, including the preparation of our internal annual operating budget and the calculation of our ability to borrow under our credit facility (with further adjustments as required under the terms of our credit facility);

•	to allocate resources to enhance the financial performance of our business;

•	to evaluate the effectiveness of our operational strategies; and

•	to evaluate our capacity to fund capital expenditures and expand our business.
      Other companies may calculate EBITDA differently than we do. In addition, EBITDA:

•	does not represent net income or cash flows from operating activities as defined by GAAP;

•	is not necessarily indicative of cash available to fund our cash flow needs; and

•	should not be considered as an alternative to net income, income from operations, cash provided by operating activities or our other financial information as determined under GAAP.
      Reconciliations of net (loss) income to EBITDA are as follows:

	Year Ended December 31,

	2001	2002	2003	2004	2005
(In thousands)

Net (loss) income	$(207)	$3,093	$1,798	$2,570	$2,335
Interest expense, net	3,344	1,798	1,492	468	381
(Benefit) provision for income taxes	(132)	1,977	1,150	62	1,359
Depreciation and amortization	4,488	5,081	4,518	2,844	2,104

EBITDA	$7,493	$11,949	$8,958	$5,944	$6,179

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

	Year Ended December 31,

	2003	2004	2005

Revenues:
Financial institution service fees	77.4%	76.7%	76.3%
Retail inventory management services	21.3	22.7	22.6
Other products and services	1.3	0.6	1.1

Total revenues	100.0	100.0	100.0
Cost of revenues:
Financial institution service fees	6.5	6.1	7.7
Retail inventory management services	2.9	2.9	2.6

Gross profit	90.6	90.9	89.7
Operating expenses:
General and administrative	39.2	34.3	31.6
Selling and marketing	38.3	43.9	45.7
Research and development	1.0	1.0	0.7
Amortization	2.0	0.9	1.1
Other operating (income) expense, net	0.0	3.7	0.0

Total operating expenses	80.3	83.8	79.1

Operating income	10.3	7.1	10.6
Interest expense, net	(3.5)	(1.2)	(1.0)
Other income	0.0	0.7	0.0

Income (loss) before income taxes	6.8	6.6	9.6
Income tax provision (benefit)	2.7	0.2	3.4

Net income (loss)	4.1%	6.4%	6.2%

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
      Other Operating (Income) Expense. Other operating expenses increased significantly to $1.5 million for the year ended December 31, 2004 from income of approximately $145,000 for 2003. Other operating expense included property tax and other miscellaneous costs associated with providing support and services to our client financial institutions. The increase in 2004 is due to significant charges related to the January 2004 Lightyear financing noted above. That financing resulted in two significant unusual items: a $780,000 charge for the write-off of deferred financing costs associated with our 1998 credit facility, and a $896,000 charge related to the purchase of a tail directors and officers insurance policy that was required to be expensed immediately. Partially offsetting these two items was a reduction in expense of approximately $400,000 due to the favorable conclusion of several state sales tax contingency matters. For the year ended December 31, 2003, we recorded a gain of $427,000 related to the sale of our insurance division.
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
Item 9A. Controls and Procedures.
     Based on our management’s evaluation, with the participation of our chief executive officer and chief financial officer, as of December 31, 2005, the end of the period covered by this report, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”)) were ineffective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.
     Our chief executive officer and chief financial officer reached the conclusion expressed in the preceding paragraph because, as of December 31, 2005, we failed to prepare and report within the time periods specified in the rules and forms of the SEC certain audited and interim unaudited financial statements in connection with our acquisitions of KVI Capital, Inc, which we acquired effective August 1, 2005, and Captiva Solutions, LLC, which we acquired on December 9, 2005. With respect to KVI Capital, we failed to prepare and file audited annual and unaudited interim financial statements of that company within 75 days after August 1, 2005 as required by applicable SEC rules, because we initially concluded that we were not required to file any financial statements of KVI Capital with the SEC. With respect to Captiva, we initially concluded that we were required to file only one year of audited financial statements of Captiva because we did not include the contingent purchase price for Captiva in the significance analysis used to determine the number of years of audited financial statements we were required to file with the SEC. Accordingly, we filed a Current Report on Form 8-K on December 12, 2005 relating to the Captiva acquisition in which we provided only one year of audited financial statements instead of the required two years of audited financial statements and unaudited interim financial statements.
     In connection with our review of the significance of our January 31, 2006 acquisition of Goldleaf Technologies, Inc., we determined that we needed to prepare and file additional financial statements for both KVI Capital and Captiva. With regard to KVI Capital, we determined that the size of the invested lease assets required us to include additional historical financial statements. We have since filed these additional historical financial statements with the SEC in a Current Report on Form 8-K filed April 26, 2006, as amended on August 1, 2006. For Captiva, we determined that we should include the contingent purchase price in our significance analysis, from which we concluded that we were required to include an additional year of audited financial statements and unaudited interim financial statements. We have since filed these additional historical financial statements with the SEC in a Current Report on Form 8-K filed April 26, 2006, as amended on June 7, 2006 and August 1, 2006. We have not entered into any other acquisitions since we acquired Goldleaf Technologies.
     We believe that our failure to prepare and file with the SEC the financial statements described above within the time periods specified in the rules and forms of the SEC was primarily the result of our misapplication of accounting standards. We have remediated this significant deficiency in our internal control over financial reporting by improving our internal controls and implementing other remediation measures that include the following.
•	After we determined that we needed to strengthen our internal controls in connection with acquisitions, in April 2006 we gave our executive vice president of finance and strategy, Scott R. Meyerhoff, the specific task of reviewing and analyzing all accounting aspects of the acquisitions we may pursue and close in the future. Mr. Meyerhoff was executive vice president and chief financial officer of Infor Global Solutions, Inc., a global provider of enterprise software solutions, from April 2004 until May 2005 and served as chief financial officer for InterCept, Inc. from January 1998 until March 2004. Mr. Meyerhoff is a certified public accountant and has extensive experience in accounting for mergers and acquisitions
•	We have increased the time allocated to review our acquisitions.

•	We have determined to seek additional outside financial expertise from an accounting firm, other than our independent registered public accounting firm, with appropriate expertise in these matters. We intend to use this firm to assist with our determination of which financial statements, if any, are required to be filed with the SEC in connection with any acquisitions we close, and with the preparation, review and filing with the SEC of any such required financial statements and related reports.
     Notwithstanding the significant deficiency in our internal control over financial reporting that existed as of December 31, 2005, management has concluded that the consolidated financial statements included in this Annual Report on Form 10-K/A present fairly, in all material respects, our financial position, results of operation and cash flows in conformity with accounting principles generally accepted in the United States of America.
     There have been no changes in our internal control over financial reporting identified in the evaluation that occurred during our fourth quarter of fiscal year 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

/s/ Ernst & Young LLP
Nashville, Tennessee
February 18, 2005, except for the Reclassifications paragraph of Note 1, as to which the date is August 1, 2006

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

GOLDLEAF FINANCIAL SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
For the Years Ended December 31, 2005, 2004 and 2003

	2005	2004	2003

	(In thousands, except per share data)
Revenues:
Financial institution service fees	$29,255	$30,405	$33,058
Retail inventory management services	8,678	9,003	9,124
Other products and services	418	241	548

Total revenues	38,351	39,649	42,730

Cost of revenues:
Financial institution service fees	2,965	2,440	2,776
Retail inventory management service	1,004	1,153	1,235

Gross profit	34,382	36,056	38,719
Operating Expenses:
General and administrative	12,118	13,596	16,764
Selling and marketing	17,514	17,415	16,367
Research and development	257	398	445
Amortization	421	356	848
Other operating (income) expenses, net	(3)	1,457	(145)

Total operating expenses	30,307	33,222	34,279

Operating Income	4,075	2,834	4,440
Interest Expense, Net	(381)	(468)	(1,492)
Other Income	—	266	—

Income Before Income Taxes	3,694	2,632	2,948
Income tax provision	1,359	62	1,150

Net Income	2,335	2,570	1,798
Preferred stock dividends	(2,160)	(2,056)	(160)

Net Income Available to Common Stockholders	$175	$514	$1,638

Earnings Per Share:
Basic	$0.01	$0.04	$0.12

Diluted	$0.01	$0.04	$0.12

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
Reclassifications
      Certain prior year amounts have been reclassified to conform with current year classifications. For all years presented, the Company has reclassified its revenue presentation to conform to the presentation that it believes is more useful in understanding the Company’s business. Furthermore, the Company has reclassified certain expenses from its operating expense categories to a new cost of revenues category in the accompanying consolidated statements of income. The Company has also reclassified the gain on sale of its bank insurance division totaling $427,000 from other revenues to other operating (income) expense in its accompanying 2003 consolidated statement of income.
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
      On June 30, 2003, the Company entered into an agreement to sell certain operating assets of its Bank Insurance business for cash of $325,000 and a note receivable for $175,000. The note is secured by all assets of the business sold, is due in equal quarterly installments of principal and interest through June 2006 and bears interest at 3%. The result of this transaction was a gain on sale of approximately $427,000, which is included in other operating (income) expense in the accompanying 2003 consolidated statement of income.

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

	2005

	Private			Pro Forma
	Business	KVI	Captiva	Adjustments	Total

	(In thousands)
Revenues	$38,351	$816	$1,713	$—	$40,880
				A 517
Operating expenses	34,276	927	2,289	B 393	38,402

Operating income (loss)	4,075	(111)	(576)	(910)	2,478
Nonoperating expense (income)	381	23	164	C 924	1,492
Income tax provision (benefit)	1,359	—	—	D (974)	385

Net income (loss)	2,335	(134)	(740)	(860)	601
Preferred dividends	2,160	—	—	—	2,160

Net income (loss) available to common shareholders	$175	$(134)	$(740)	$(860)	$(1,559)

Diluted earnings (loss) per share	$0.01	—	—	—	$(0.10)

GOLDLEAF FINANCIAL SOLUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	2004

	Private			Pro Forma
	Business	KVI	Captiva	Adjustments	Total

	(In thousands)
Revenues	$39,649	$1,711	$1,902	$—	$43,262
				A 683
Operating expenses	36,815	1,513	1,746	B 669	41,426

Operating income	2,834	198	156	(1,352)	1,836
Nonoperating expense (income)	202	102	84	C 1,003	1,391
Income tax provision (benefit)	62	—	—	D (859)	(797)

Net income	2,570	96	72	(1,496)	1,242
Preferred dividends	2,056	—	—	—	2,056

Net income (loss) available to common shareholders	$514	$96	$72	$(1,496)	$(814)

Diluted earnings (loss) per share	$0.04	—	—	—	$(0.05)

      The 2005 Private Business column above includes the results of KVI and Captiva from their dates of acquisition of August 1, 2005 and December 9, 2005, respectively.
      Proforma adjustments:

A To increase amortization expense of new intangibles recorded as a result of the KVI and Captiva transactions. The pro forma amounts utilized the $3.2 million of identified intangibles recorded (See Note 2), consisting of acquired technology ($760,000), customer lists ($1,566,000), non-competes ($715,000), and vendor program ($119,000) and are amortized over estimated average useful lives of three, ten, three and seven years, respectively.

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
Date: August 1, 2006
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ G. Lynn Boggs G. Lynn Boggs	Chief Executive Officer and Director (principal executive officer)	August 1, 2006

/s/ J. Scott Craighead J. Scott Craighead	Chief Financial Officer (principal financial and accounting officer)	August 1, 2006

/s/ John D. Schneider, Jr. John D. Schneider, Jr.	Director	August 1, 2006

/s/ David W. Glenn David W. Glenn	Director	August 1, 2006

/s/ Thierry F. Ho Thierry F. Ho	Director	August 1, 2006

/s/ David B. Ingram David B. Ingram	Director	August 1, 2006

/s/ Robert A. McCabe, Jr. Robert A. McCabe, Jr.	Director	August 1, 2006

/s/ Lawrence A. Hough Lawrence A. Hough	Director	August 1, 2006

INDEX TO EXHIBITS

Exhibit
Number	Description of Exhibit

3.1	Amended and Restated Charter of the Company (incorporated by reference to Exhibit 3.1 of Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-75013) filed with the SEC on May 3, 1999).
3.1.1	Charter Amendment dated August 9, 2001 (incorporated by reference to Exhibit 3.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).
3.1.2	Charter Amendment dated August 9, 2001 (incorporated by reference to Exhibit 3.4 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).
3.1.3	Charter Amendment dated January 16, 2004 (incorporated by reference to Exhibit B of the Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on December 29, 2003).
3.1.4	Charter Amendment dated January 23, 2006 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 26, 2006).
3.1.5	Charter Amendment dated January 24, 2006 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on January 26, 2006).
3.1.6	Charter Amendment dated May 4, 2006 and effective May 5, 2006 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on May 10, 2006).
3.2	Second Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 of Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-75013) filed with the SEC on May 3, 1999).
3.2.1	Bylaws Amendment dated January 20, 2004 (incorporated by reference to Exhibit 3.2.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).
10.1	Stock Purchase Agreement dated July 24, 1998 (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (File No. 333-75013) filed with the SEC on March 25, 1999).
10.2	Form of Indemnification Agreement between the Company and each of its officers and directors (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 (File No. 333-75013) filed with the SEC on March 25, 1999).
10.3	Form of Non-qualified Stock Option Agreement without change of control provision (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 (File No. 333-75013) filed with the SEC on March 25, 1999).
10.4	Form of Non-qualified Stock Option Agreement with change of control provision (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (File No. 333-75013) filed with the SEC on March 25, 1999).
10.5	The Company 1999 Amended and Restated Stock Option Plan (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1 (File No. 333-75013) filed with the SEC on May 3, 1999).
10.6	Cendant Termination and Non-Competition Agreement dated August 7, 1998 (incorporated by reference to Exhibit 10.9 of Amendment No. 4 to the Company’s Registration Statement on Form S-1 (File No. 333-75013) filed with the SEC on May 24, 1999).
10.7	Lease between Triple Brentwood as Landlord and 21 the Company as Tenant (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999).

Exhibit
Number	Description of Exhibit

10.8	Amended and Restated Securities Purchase Agreement dated December 24, 2003, between the Company and Lightyear PBI Holdings, LLC (incorporated by reference to Exhibit A of the Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on December 29, 2003).
10.9	Warrant Agreement dated January 20, 2004, by and among the Company and Lightyear PBI Holdings, LLC (incorporated by reference to Exhibit C of the Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on December 29, 2003).
10.10	Security-holders Agreement dated January 20, 2004, by and among the Company and Lightyear PBI Holdings, LLC (incorporated by reference to Exhibit D of the Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on December 29, 2003).
10.11	Credit Agreement dated January 19, 2004 between the Company, certain guarantees, and Bank of America, N.A. (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004).
10.12	The Company 2004 Equity Incentive Plan (incorporated by reference to Appendix B to the Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on April 23, 2004).
10.13	Employment Agreement dated July 1, 2004 between the Company and Henry M. Baroco (incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).
10.14	Incentive Stock Option Agreement dated August 4, 2004 between the Company and Henry M. Baroco (incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).
10.15	Employment Agreement dated July 25, 2002 between the Company and Scott Craighead (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 14, 2005).
10.16	Amendment to Employment Agreement dated October 21, 2005 between the Company and Henry M. Baroco (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 20, 2005).
10.17	Agreement and Plan of Merger dated October 20, 2005 among the Company, CSL Acquisition Corporation, Captiva Solutions, LLC, and certain of the Captiva Solutions, LLC members (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 25, 2005).
10.18	Registration Rights Agreement dated December 9, 2005 between the Company and certain of the Captiva Solutions, LLC members (incorporated by reference to Annex B to the Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on November 17, 2005).
10.19	The Company 2005 Long-Term Equity Incentive Plan (incorporated by reference to Annex E to the Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on November 17, 2005).
10.20	Securities Purchase Agreement dated December 9, 2005 between the Company and Lightyear PBI Holdings, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 13, 2005).
10.21	Warrant Agreement dated December 9, 2005 between the Company and Lightyear PBI Holdings, LLC (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on December 13, 2005).
10.22	Warrant Certificate dated December 9, 2005 issued by the Company to Lightyear PBI Holdings, LLC (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on December 13, 2005).
10.23	Warrant Certificate dated December 9, 2005 issued by the Company to Lightyear PBI Holdings, LLC (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on December 13, 2005).

Exhibit
Number	Description of Exhibit

10.24	First Amendment to Credit Agreement dated December 8, 2005 between the Company, the guarantors thereto, and Bank of America, N.A. (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC on December 13, 2005).
10.25	Revolving Note dated December 8, 2005 issued by the Company to Bank of America, N.A. (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed with the SEC on December 13, 2005).
10.26	Employment Agreement dated December 9, 2005 between the Company and G. Lynn Boggs (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed with the SEC on December 13, 2005).
10.27	Stock Purchase Agreement dated January 23, 2006 among the Company and the Stockholders of Goldleaf Technologies, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 24, 2006).
10.28	Amended and Restated Credit Agreement dated January 23, 2006 between the Company and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 26, 2006).
10.29	Guaranty Side Letter dated January 23, 2006 between the Company, The Lightyear Fund, L.P. and Lightyear PBI Holdings, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on January 26, 2006).
10.30	Exchange Agreement dated January 23, 2006 between the Company and Lightyear PBI Holdings, LLC (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on January 26, 2006).
10.31	Amended and Restated Warrant Agreement dated January 23, 2006 between the Company and Lightyear PBI Holdings, LLC (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on January 26, 2006).
10.32	Amended and Restated Warrant Certificate dated January 23, 2006 issued by the Company to Lightyear PBI Holdings, LLC. (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on January 26, 2006).
10.33	Amended and Restated Warrant Certificate dated January 23, 2006 issued by the Company to Lightyear PBI Holdings, LLC (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC on January 26, 2006).
10.34	Second Amendment to Amended and Restated Credit Agreement dated April 5, 2005 by and among the Company, Bank of America, N.A., First Horizon Bank, and The Peoples Bank (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 6, 2006).
10.35	Term C Loan Note dated April 5, 2006 between the Company and First Horizon Bank (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on April 6, 2006).
10.36	Term D Loan Note dated April 5, 2006 between the Company and The People’s Bank (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on April 6, 2006).
10.37	Employment Agreement dated January 31, 2006 between the Company and Paul McCulloch (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 26, 2006.
10.38	Redemption and Recapitalization Agreement dated April 25, 2006 between the Company and Lightyear PBI Holdings, LLC. (incorporated by reference to Exhibit 10.38 to the Company's Registration Statement on Form S-1 filed with the SEC on April 26, 2006).
10.39	Third Amendment to Amended and Restated Credit Agreement dated May 3, 2006 by and among the Company, Bank of America, N.A., First Horizon Bank, and The Peoples Bank (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 16, 2006).
21.1	Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 to the Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed with the SEC on June 6, 2006).
23.1	Consent of Grant Thornton LLP.
23.2	Consent of Ernst & Young LLP.
31.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002-Chief Executive Officer.
31.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002-Chief Financial Officer.
32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002-Chief Executive Officer.
32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002-Chief Financial Officer.