Form 10-Q/A
period 2006-03-31
GOLDLEAF FINANCIAL SOLUTIONS INC.
filed 2006-08-02
CIK 1069469

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q/A
AMENDMENT NO. 2
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Class	Outstanding as of July 14, 2006

Common Stock, no par value	15,913,723 shares

GOLDLEAF FINANCIAL SOLUTIONS, INC.
Form 10-Q/A
Amendment No. 2
For Quarter Ended March 31, 2006
EXPLANATORY NOTE
          Goldleaf Financial Solutions, Inc. filed its Quarterly Report on Form 10-Q for the first quarter of 2006 with the SEC on May 15, 2006. We had previously filed a Registration Statement on Form S-1 with the SEC on April 26, 2006. On June 6, 2006, we filed Amendment No. 1 to the Registration Statement in response to the SEC’s letter containing comments on the initial filing. On June 7, 2006, we filed Amendment No. 1 to our Quarterly Report on Form 10-Q for the first quarter of 2006 to conform the disclosure contained in the Quarterly Report on Form 10-Q to the disclosure contained in Amendment No. 1 to the Registration Statement. The SEC subsequently issued a letter containing additional comments on Amendment No. 1 to the Registration Statement, and, in response to those comments, we filed Amendment No. 2 to the Registration Statement on July 10, 2007. In response to that Amendment No. 2, the SEC issued a letter containing additional comments. To address the comments in that letter that relate to our Quarterly Report on Form 10-Q for the first quarter of 2006, we are filing with the SEC this Amendment No. 2 to our Quarterly Report on Form 10-K for the first quarter of 2006.
          This Amendment No. 2 to our Quarterly Report on Form 10-Q for the first quarter of 2006 amends only the items listed below. With respect to each item, we are amending the quarterly report to delete the disclosure under that item contained in our Quarterly Report on Form 10-Q, as amended, and to replace it in its entirety with the disclosure contained in this amendment.
INDEX

Page No.
Part I – Financial Information	3

Item 4 Controls and Procedures	3

Item 6 Exhibits	4

Signatures
          Except for the foregoing amended information, this Quarterly Report on Form 10-Q/A continues to speak as of the date of the original filing or the subsequent amendment, as applicable, and we have not updated the disclosures contained in this report to reflect events that occurred at a later date.

Part I
Financial Information
Item 4. Controls and Procedures.
     Based on our management’s evaluation, with the participation of our chief executive officer and chief financial officer, as of March 31, 2006, the end of the period covered by this report, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”)) were ineffective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.
     Our chief executive officer and chief financial officer reached the conclusion expressed in the preceding paragraph because, as of March 31, 2006, we failed to prepare and report within the time periods specified in the rules and forms of the SEC certain audited and interim unaudited financial statements in connection with our acquisitions of KVI Capital, Inc, which we acquired effective August 1, 2005, and Captiva Solutions, LLC, which we acquired on December 9, 2005. With respect to KVI Capital, we failed to prepare and file audited annual and unaudited interim financial statements of that company within 75 days after August 1, 2005 as required by applicable SEC rules, because we initially concluded that we were not required to file any financial statements of KVI Capital with the SEC. With respect to Captiva, we initially concluded that we were required to file only one year of audited financial statements of Captiva because we did not include the contingent purchase price for Captiva in the significance analysis used to determine the number of years of audited financial statements we were required to file with the SEC. Accordingly, we filed a Current Report on Form 8-K on December 12, 2005 relating to the Captiva acquisition in which we provided only one year of audited financial statements instead of the required two years of audited financial statements and unaudited interim financial statements.
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
     We believe that our failure to prepare and file with the SEC the financial statements described above within the time periods specified in the rules and forms of the SEC was primarily the result of our misapplication of accounting standards. We have remediated this significant deficiency in our internal control over financial reporting in the second quarter of 2006 by improving our internal controls and implementing other remediation measures that include the following.
•	After we determined that we needed to strengthen our internal controls in connection with acquisitions, in April 2006 we gave our executive vice president of finance and strategy, Scott R. Meyerhoff, the specific task of reviewing and analyzing all accounting aspects of the acquisitions we may pursue and close in the future. Mr. Meyerhoff was executive vice president and chief financial officer of Infor Global Solutions, Inc., a global provider of enterprise software solutions, from April 2004 until May 2005 and served as chief financial officer for InterCept, Inc. from January 1998 until March 2004. Mr. Meyerhoff is a certified public accountant and has extensive experience in accounting for mergers and acquisitions.
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
     We note further that we filed the required financial statements of Goldleaf Technologies, Inc. on April 26, 2006, seven business days after the April 17, 2006 deadline for filing those financial statements under applicable SEC rules. Had this event occurred during the first quarter, it would have contributed to the conclusion described in the first paragraph of this section, and we took it into account in our remediation actions during the second quarter of 2006.
     There have been no changes in our internal control over financial reporting identified in the evaluation that occurred during our first quarter of fiscal year 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 6.      Exhibits
     The exhibits described in the following Index to Exhibits are filed as part of this quarterly report on Form 10-Q.

Exhibit
No.		Description

3.1	–	Amended and Restated Charter of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on No. 333-75013 Form S-1).

3.2	–	Amended and Restated By-laws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on No. 333-75013 Form S-1).

10.1	–	Stock Purchase Agreement dated January 23, 2006 among Private Business, Inc. and the Stockholders of Goldleaf Technologies, Inc. (incorporated by reference to Exhibit 2.1 to Private Business, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 24, 2006).

10.2	–	Amended and Restated Credit Agreement dated January 23, 2006 between Private Business, Inc. and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 to Private Business, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 26, 2006).

10.3	–	Guaranty Side Letter dated January 23, 2006 between Private Business, Inc., The Lightyear Fund, L.P. and Lightyear PBI Holdings, LLC (incorporated by reference to Exhibit 10.2 to Private Business, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 26, 2006).

10.4	–	Exchange Agreement dated January 23, 2006 between Private Business, Inc. and Lightyear PBI Holdings, LLC (incorporated by reference to Exhibit 10.3 to Private Business, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 26, 2006).

10.5	–	Amended and Restated Warrant Agreement dated January 23, 2006 between Private Business, Inc. and Lightyear PBI Holdings, LLC (incorporated by reference to Exhibit 10.4 to Private Business, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 26, 2006).

10.6	–	Amended and Restated Warrant Certificate dated January 23, 2006 issued by Private Business, Inc. to Lightyear PBI Holdings, LLC. (incorporated by reference to Exhibit 10.5 to Private Business, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 26, 2006).

10.7	–	Amended and Restated Warrant Certificate dated January 23, 2006 issued by Private Business, Inc. to Lightyear PBI Holdings, LLC (incorporated by reference to Exhibit 10.6 to Private Business, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 26, 2006).

10.8	–	Employment Agreement dated January 31, 2006 between Private Business, Inc. and Paul McCulloch (incorporated by reference to Exhibit 10.1 to Private Business Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 26, 2006).

31.1	–	Certification pursuant to Rule 13a – 14(a)/15d – 14(a) – Chief Executive Officer.

31.2	–	Certification pursuant to Rule 13a – 14(a)/15d – 14(a) – Chief Financial Officer.

32.1	–	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Executive Officer.

Exhibit
No.		Description

32.2	–	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer.

Signatures
     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Goldleaf Financial Solutions, Inc. (f/k/a Private Business, Inc.) (Registrant)

Date: August 1, 2006	By:	/s/ G. Lynn Boggs G. Lynn Boggs
Chief Executive Officer

Date: August 1, 2006	By:	/s/ J. Scott Craighead

J. Scott Craighead
Chief Financial Officer