Form 10-Q
period 2006-06-30
GOLDLEAF FINANCIAL SOLUTIONS INC.
filed 2006-08-14
CIK 1069469

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2006
Commission file number 000-25959
Goldleaf Financial Solutions, Inc.
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
Yes☑     No☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one.)
Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐     No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Class	Outstanding as of July 31, 2006

Common Stock, no par value	15,816,452 shares

GOLDLEAF FINANCIAL SOLUTIONS, INC.
Form 10-Q
For Quarter Ended June 30, 2006
INDEX

Page
No.
Part I — Financial Information
Item 1 Financial Statements:
Unaudited Interim Consolidated Financial Data
Unaudited Consolidated Balance Sheets as of June 30, 2006 and December 31, 2005	3
Unaudited Consolidated Statements of Operations for the Three Months Ended June 30, 2006 and 2005	4
Unaudited Consolidated Statements of Operations for the Six Months Ended June 30, 2006 and 2005	5
Unaudited Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2006 and 2005	6
Notes to Unaudited Consolidated Financial Statements	8
Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3 Quantitative and Qualitative Disclosures About Market Risk	30
Item 4 Controls and Procedures	30
Part II — Other Information
Item 1A Risk Factors	32
Item 4 Submission of Matters to a Vote of Securityholders	32
Item 6 Exhibits	33
Signatures	35
EX-31.1 SECTION 302 CERTIFICATION OF CEO
EX-31.2 SECTION 302 CERTIFICATION OF CFO
EX-32.1 SECTION 906 CERTIFICATION OF CEO
EX-32.2 SECTION 906 CERTIFICATION OF CFO

GOLDLEAF FINANCIAL SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2006	December 31, 2005
	(Unaudited)	(Audited)
	(in thousands, except share data)
Assets
Current Assets:
Cash and cash equivalents	$710	$137
Restricted cash	9,915	50
Accounts receivable—trade, net of allowance for doubtful accounts of $364 and $206, respectively	5,561	4,773
Accounts receivable—other	262	26
Deferred tax assets	637	370
Investment in direct financing leases	1,916	2,235
Prepaid and other current assets	1,950	1,567

Total current assets	20,951	9,158

Property and equipment, net	3,641	2,187
Operating lease equipment, net	111	187
Other assets:
Software development costs, net	2,214	1,618
Deferred tax assets	1,726	1,456
Investment in direct financing leases, net of current portion	4,281	4,642
Intangible and other assets, net	17,009	4,931
Goodwill	24,650	12,378

Total other assets	49,880	25,025

Total assets	$74,583	$36,557

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,372	$2,535
Accrued liabilities	3,960	1,582
Dividends payable	605	—
Deferred revenue	2,923	456
Customer deposits	9,865	—
Current portion of capital lease obligations	286	—
Current portion of non-recourse lease notes payable	2,046	2,336
Note payable	650	—
Current portion of long-term debt	6,000	—

Total current liabilities	30,707	6,909

Revolving line of credit	550	—
Non-recourse lease notes payable, net of current portion	3,768	4,056
Deferred revenue	2,594	—
Capital lease obligations, net of current portion	1,165	—
Other non-current liabilities	105	230
Long-term debt, net of current portion	9,750	—
Senior subordinated long-term debt, net of unamortized discount of $1,491	—	8,509
Preferred Stock, Series C redeemable, no par value, 10,000 shares issued and outstanding; net of unamortized discount of $1,340	8,660	—

Total liabilities	57,299	19,704

Commitments and Contingencies
Stockholders’ Equity:
Common stock, no par value; 100,000,000 shares authorized; shares issued and outstanding, 15,816,452 and 15,489,454, respectively	—	—
Preferred Stock, 20,000,000 shares authorized:
Series A non-convertible, no par value; 21,012.5 and 20,000 shares issued and outstanding, respectively	6,796	6,209
Series B convertible, no par value; 40,031 shares issued and outstanding	114	114
Additional paid-in capital	8,236	6,998
Retained earnings	2,138	3,532

Total Stockholders’ Equity	17,284	16,853

Total Liabilities and Stockholders’ Equity	$74,583	$36,557

GOLDLEAF FINANCIAL SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS — UNAUDITED
For the Three Months Ended June 30, 2006 and 2005

	2006	2005
	(in thousands, except
	per share data)

Revenues:
Financial institution service fees	$11,308	$7,215
Retail inventory management services	2,028	2,193
Other products and services	762	93

Total revenues	14,098	9,501

Cost of Revenues:
Financial institution service fees	2,338	627
Retail inventory management services	236	238

Gross profit	11,524	8,636

Operating Expenses:
General and administrative	4,898	2,820
Selling and marketing	4,914	4,497
Research and development	360	60
Amortization	636	82
Other operating expense, net	15	19

Total operating expenses	10,823	7,478

Operating Income	701	1,158
Interest Expense, Net	(917)	(70)

(Loss) Income Before Income Taxes	(216)	1,088
Income tax (benefit) provision	(86)	423

Net (Loss) Income	(130)	665
Preferred stock dividends	565	540

Net (Loss) Income Available to Common Shareholders	$(695)	$125

(Loss) Earnings Per Share:
Basic	$(0.04)	$0.01

Diluted	$(0.04)	$0.01

Weighted Average Common Shares Outstanding:
Basic	15,812	14,662

Diluted	15,812	14,954

The accompanying notes are an integral part of these consolidated financial statements.

GOLDLEAF FINANCIAL SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS — UNAUDITED
For the Six Months Ended June 30, 2006 and 2005

	2006	2005
	(in thousands, except
	per share data)

Revenues:
Financial institution service fees	$21,520	$14,175
Retail inventory management services	4,123	4,395
Other products and services	1,486	130

Total revenues	27,129	18,700

Cost of Revenues:
Financial institution service fees	3,812	1,168
Retail inventory management services	483	525

Gross profit	22,834	17,007

Operating Expenses:
General and administrative	9,911	5,974
Selling and marketing	9,974	8,872
Research and development	607	128
Amortization	1,099	163
Other operating expense, net	124	19

Total operating expenses	21,715	15,156

Operating Income	1,119	1,851
Interest Expense, Net	(1,572)	(140)

(Loss) Income Before Income Taxes	(453)	1,711
Income tax (benefit) provision	(177)	667

Net (Loss) Income	(276)	1,044
Preferred stock dividends	1,118	1,080

Net Loss Available to Common Shareholders	$(1,394)	$(36)

Loss Per Share:
Basic	$(0.09)	$(0.00)

Diluted	$(0.09)	$(0.00)

Weighted Average Common Shares Outstanding:
Basic	15,770	14,618

Diluted	15,770	14,618

The accompanying notes are an integral part of these consolidated financial statements.

GOLDLEAF FINANCIAL SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED
For the Six Months Ended June 30, 2006 and 2005

	2006	2005
	(in thousands)

Cash Flows From Operating Activities:
Net income (loss)	$(276)	$1,044
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Write-off of debt issuance costs	118	—
Depreciation and amortization	2,080	1,015
Depreciation on fixed assets under operating leases	71	—
Deferred taxes	(365)	616
Amortization of debt issuance costs and discount	321	48
Stock option compensation expense	340	—
Deferred gain on land sale	(8)	(8)
Loss on write-down or disposal of fixed assets and software development costs	36	3
Amortization of lease income and initial direct costs	(307)	—
Gain on sale of leased equipment	(61)	—
Gain on sale of other assets	(40)	—
Changes in assets and liabilities:
Accounts receivable	(660)	(362)
Prepaid and other current assets	(229)	1
Other non-current assets	(100)	—
Accounts payable	554	(192)
Accrued liabilities	932	(609)
Deferred revenue	724	(121)
Other non-current liabilities	(10)	—

Net cash provided by operating activities	3,120	1,435

Cash Flows From Investing Activities:
Acquisition of P.T.C. Banking assets	(968)	—
Acquisition of Goldleaf Technologies, Inc, net of cash acquired	(16,396)	—
Investment in direct financing leases	(907)	—
Lease receivables paid	1,638	—
Proceeds from lease terminations	118	—
Proceeds received from sale of other assets	62	—
Additions to property and equipment	(381)	(206)
Additions to intangibles and other assets	(256)	(9)
Software development costs	(841)	(403)
Payments received on notes receivable	45	29

Net cash used in investing activities	(17,886)	(589)

The accompanying notes are an integral part of these consolidated financial statements.

GOLDLEAF FINANCIAL SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED
For the Six Months Ended June 30, 2006 and 2005

	2006	2005
	(in thousands)

Cash Flows From Financing Activities:
Repayments on long-term debt	$(250)	$(833)
Repayments on capital lease obligations	(105)	—
Proceeds from amended and restated debt facility with Bank of America, net of issuance costs of $518	15,482	—
Proceeds from revolving line of credit, net	443	770
Repayment of note payable	(350)
Repayments of non-recourse lease financing notes payable	(1,176)	—
Proceeds from non-recourse lease financing notes payable	783	—
Proceeds from exercise of employee stock options	7	360
Stock issued through employee stock purchase plan	5	18
Repurchase of common stock	—	(88)
Receipt of dividends previously paid	500	—
Payments of preferred dividends declared	—	(1,080)

Net cash provided by (used in) financing activities	15,339	(853)

Net Change in Cash and Cash Equivalents	573	(7)

Cash and Cash Equivalents at beginning of year	$137	7

Cash and Cash Equivalents at end of period	$710	$0

Supplemental Cash Flow Information:
Cash payments for income taxes during period	$144	$199

Cash payments of interest during period	$672	$100

Non-cash Investing Activities:
Issuance of 314,768 common shares as purchase consideration in the Goldleaf Technologies, Inc. and P.T.C. Banking acquisitions	$461	$—

Issuance of note payable to Goldleaf executive for signing bonus	$1,000	$—

Payment-in-kind on Series A preferred stock dividend	$1,012	—

The accompanying notes are an integral part of these consolidated financial statements.

GOLDLEAF FINANCIAL SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—UNAUDITED
A. The Company
     Goldleaf Financial Solutions, Inc. (“we” or the “Company”) is a provider of a suite of technology-based products and services that help community financial institutions serve their customers, improve their operational efficiencies, enhance their competitive position, increase their profitability and help them satisfy regulatory requirements. We provide our solutions primarily on an outsourced basis, which enables our clients to obtain advanced products without having to incur substantial capital expense and hire the skilled personnel required to develop, implement and update their internal systems. In addition to the suite of solutions we offer to community financial institutions, we also offer products and services to small businesses.
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
     Comprehensive Income
     The Company applies the provisions of SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 requires that the changes in the amounts of certain items, including gains and losses on certain securities, be shown in the financial statements as a component of comprehensive income. As of June 30, 2006, there was no difference between total comprehensive income and net loss.
     Stock-Based Compensation
     On January 1, 2006, the Company adopted SFAS No. 123R, Share-Based Payment, which replaces SFAS No. 123 and supersedes APB Opinion No. 25. SFAS No. 123R requires the cost of employee services received in exchange for equity instruments awarded or liabilities incurred to be recognized in the financial statements. Under this method, compensation cost beginning January 1, 2006 includes the portion vesting in the period for (1) all share-based payments granted prior to, but not vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (2) all share-based payments granted subsequent to December 31, 2005, based on the grant date fair value estimated using the Black-Scholes option pricing.
     The Company has four stock option plans; the 1994 Stock Option Plan, the 1999 Stock Option Plan, the 2004 Equity Incentive Plan, and the 2005 Long-Term Equity Incentive Plan. Options under these plans include non-qualified and incentive stock options and are issued to officers, key employees and directors of the Company. The Company has reserved 8,203,547 new shares of common stock for these plans, under which the options are typically granted at a minimum of 100% of the fair market value of common stock on the date of the grant, expire 10 years from the date of the grant and typically vest over a four-year service period as determined by the board of directors. Certain options provide for accelerated vesting if there is a change in control (as defined by the plans). The Company also has approximately 848,484 shares of common stock reserved for the issuance of options replacing the Towne options outstanding at the time of the Company’s merger with Towne Services, Inc. in August 2001.

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
     The adoption of SFAS No. 123R decreased the Company’s second quarter and first six months of 2006 reported operating income and increased the loss before income taxes by approximately $180,000 and $340,000 respectively, increased the reported net loss by approximately $110,000 and $207,000, respectively and increased the reported basic and diluted net loss per share by $0.01 and $0.01, respectively per share. The expense, before income tax effect, is reflected in general and administrative expense. The Company’s adoption of SFAS No. 123R did not affect operating income, income before income taxes, net income, cash flow from operations, cash flow from financing activities, and basic and diluted net income per share in the comparable second periods of 2005.
     The fair value of each option award is estimated, on the date of grant using the Black-Scholes option pricing model, which incorporates ranges of assumptions for inputs as shown in the following table.
•	The expected volatility is estimated based on the historical volatility of the Company’s stock over the contractual life of the options and the Company’s expectations regarding stock volatility in the future.

•	The Company uses historical data to estimate option exercise and employee termination behavior within the valuation model; the expected life of options granted is derived from historical Company experience and represents the period of time the options are expected to be outstanding.

•	The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods within the contractual life of the option.

	Six Months Ended June 30,
	2006	2005
Dividend yield range	0.0%	0.0%
Expected volatility	58%	75%
Risk-free interest rate range	4.31% - 5.08%	4.00%
Expected term (in years)	6.2 years	8 years
     As of June 30, 2006, there was $2.5 million of total unrecognized compensation cost related to unvested share-based compensation arrangements. We expect to recognize this cost over a weighted-average period of 3.4 years.
     Below is a summary of the Company’s option activity as of June 30, 2006, and changes during the six months ended June 30, 2006:

		Weighted Average	Remaining
	Number of Shares	Exercise Price	Contractual Life	Intrinsic Value
Balance of December 31, 2005	5,363,296	$2.24
Granted	1,957,300	1.36
Exercised	(7,800)	0.59
Canceled	(277,998)	5.24

Balance of June 30, 2006	7,034,798	$1.80	8.4 years	3,080,331

Balance exercisable at June 30, 2006	1,581,913	$3.31	5.0 years	517,021

     The weighted-average grant date fair value of options granted during the three and the six months ended June 30, 2006 and 2005 was $1.03 and $0.81 and $0 and $1.65, respectively. The total fair value of stock options that vested during the three months and six months ended June 30, 2006 was $1,195 and $86,151, respectively. The total intrinsic value of stock options exercised during the three months and six months ended June 30, 2006 was $6,300 and $9,462, respectively.
     During the second quarter and first six months of 2006, cash received from options exercised was $4,800 and $6,900, respectively, and the actual tax benefit realized for the tax deductions from stock options exercised totaled $0 for both periods.

     Prior to January 1, 2006, the Company accounted for its stock-based compensation plans under the intrinsic value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and did not utilize the fair value method.
     The following table illustrates the effect on net loss available to common shareholders and earnings loss per share if the fair value based method had been applied to all outstanding and unvested awards for the three and six-month periods ended June 30, 2005.

	Three Months Ended	Six Months Ended
	June 30, 2005	June 30, 2005
	(In thousands,	(In thousands,
	except per share data)	except per share data)
Net income (loss) available to common shareholders, as reported	$125	$(36)
Add (Deduct): Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	250	243

Pro forma net income	$375	$207

Income per share:
Basic —as reported	$0.01	$0.00

Basic —pro forma	$0.03	$0.01

Diluted —as reported	$0.01	$0.00

Diluted —pro forma	$0.03	$0.01

New Accounting Pronouncement
     In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48 (“FIN No. 48”) Accounting for Uncertainty in Income Taxes, which is an interpretation of SFAS No. 109, Accounting for Income Taxes. FIN No. 48 requires a company to evaluate all uncertain tax positions and determine whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position.
     The Company must adopt FIN No. 48 beginning January 1, 2007. The Company is currently evaluating the requirements and impact, if any, of FIN No. 48 on its consolidated results of operations and financial position.
C. Reclassifications
     Historically, the Company has reported its results of operations using the following revenue line items; participation fees; software license; retail inventory management services; insurance brokerage fees; and maintenance and other. Due to the Company’s recent acquisitions, we believe that the presentation using revenue line items for financial institution service fees, retail inventory management services and other products and services, will be more useful to an understanding of our operations. Also, we added a cost of revenues category to capture direct costs associated with the generation of our revenues. Revenues and cost of revenues for the three and six months ended June 30, 2005 have been reclassified to reflect this presentation.
     Certain prior year amounts have been reclassified to conform with current year presentation.
D. Acquisitions
     Assets of P.T.C. Banking Systems, Inc.
     On January 18, 2006, the Company executed an asset purchase agreement to acquire certain operating assets and liabilities from P.T.C. Banking Systems, Inc. (“P.T.C.”), in exchange for cash consideration of $948,836 and common stock consideration of $62,000 (42,427 shares valued at $1.46). Simultaneous with the execution of the asset purchase agreement, the Company entered into a one-year employment agreement with the principal officer of P.T.C. The operating results of P.T.C. were included with those of the Company beginning January 18, 2006. The transaction was accounted for in accordance with SFAS No. 141, Business Combinations.

     The preliminary purchase price allocation is as follows:

(In thousands, except per share amounts)
Purchase Price:
Cash	$949
Common shares (42,427 shares valued at $1.46 per share)	62
Direct costs of acquisition	19

Total purchase price	$1,030

Value assigned to assets and liabilities:
Assets:
Current assets	$10
Property and equipment	15
Customer list (estimated life of ten years)	53
Acquired technology (estimated life of five years)	280
Non-compete (estimated life of three years)	375
Goodwill	461
Liabilities:
Accounts payable	14
Accrued liabilities	10
Deferred revenue	140

Total net assets	$1,030

     During the quarter ended June 30, 2006, the Company updated its analysis of the estimated fair value of the intangible assets of P.T.C. The results of this analysis are reflected in the above purchase price allocation, and resulted in a net decrease to goodwill totaling approximately $15,000.
     Goldleaf Technologies, Inc.
     On January 31, 2006, the Company acquired 100% of the outstanding capital stock of Goldleaf Technologies, Inc. (“GTI”) in exchange for cash consideration of $16,785,121 and common stock consideration of $400,341 (272,341 shares valued at $1.47 per share). Simultaneous with the execution of the merger agreement, the Company entered into a two-year employment agreement with the chief executive officer of GTI to become an executive vice president of the Company. The operating results of GTI were included with those of the Company beginning January 31, 2006. The transaction was accounted for in accordance with SFAS No. 141, Business Combinations. The preliminary purchase price allocation is as follows:

(In thousands except share amounts)
Purchase Price:
Cash (includes $830,000 paid to executives considered as purchase price)	$17,615
Note payable to executive	1,000
Common shares (272,341 shares valued at $1.47 per share)	400
Direct acquisition costs	186

Total purchase price	$19,201

Value assigned to assets and liabilities:
Assets:
Cash	$1,405
Restricted cash	11,258
Accounts receivable	466
Other current assets	156
Property and equipment	1,811
Deferred tax asset	171
Customer list (estimated life of ten years)	3,290
Acquired technology (estimated life of seven years)	3,090
Trademarks/tradenames (indefinite life)	4,470
Non-compete (estimated life of three years)	1,300
Goodwill	11,510
Liabilities:
Accounts payable	1,176
Accrued liabilities	1,545
Customer deposits	11,258
Capital lease obligations	1,557
Deferred revenue	4,190

Total net assets	$19,201

     During the quarter ended June 30, 2006, the Company updated its analysis of the estimated fair value of the intangible assets of GTI. The results of this analysis are reflected in the above purchase price allocation, and resulted in a net decrease to goodwill totaling approximately $262,000.
     The acquisition of GTI brings an additional three primary products from which its revenues are generated; ACH Manager and Client, remote deposit and website design and hosting. Below are the current revenue recognition policies for these products.
     ACH Manager and Client (“ACH”) and Remote Deposit Revenue
     Historically, GTI had accounted for the ACH and Remote Deposit products in accordance with EITF No. 00-21, Revenue Arrangements with Multiple Deliverables. These products are licensed under automatically renewing agreements, which allow the licensees use of the software for the term of the agreement (typically five years) and each renewal period. Typically, there is an up-front fee, an annual or monthly maintenance fee and hosting fee for each year of the contract, and per transaction fees for processing of ACH and remote deposit transactions.
     During the second quarter of 2006, the Company began the process of modifying GTI’s ACH and Remote Deposit contracts entered into after the January 31, 2006 acquisition date. The primary modification related to allowing for customers of these products to take possession of the software for use on an in-house basis versus the primary application service provider (“ASP”) basis that GTI typically employs. In accordance with the guidance provided in EITF No. 00-3, Application of AICPA SOP 97-2, “Software Revenue Recognition,” to Arrangements That Include the Right to Use Software Stored on Another Entity’s Hardware, this change in contractual terms results in a change in the applicable accounting literature from EITF 00-21 to SOP 97-2, Software Revenue Recognition, as modified by SOPs 98-4 and 98-9. Under SOP 97-2, if vendor specific objective evidence of fair value, (“VSOE”) has been established for all undelivered elements, the residual method applies. Under the residual method, the fair value of each undelivered element is deferred and the difference between the total arrangement fee and the amount deferred for the undelivered elements is recognized as revenue related to the delivered elements. Therefore, in April 2006, the Company began recognizing the up-front fees when all of the revenue recognition criteria in paragraph 8 of SOP 97-2 have been met, which is normally upon customer implementation. Revenue related to the undelivered elements are recognized as the services are delivered. Included in second quarter revenue is approximately $388,000 related to up-front fees for contracts entered into in the first quarter that were amended in the second quarter as discussed above.
     The annual maintenance fee covers phone support and all unspecified software enhancements and upgrades. Annual maintenance fees are deferred and recognized into income over the one-year life of the maintenance agreement. Monthly maintenance and hosting fees are recognized on a monthly basis as earned. The transaction fees are recognized monthly as the transactions occur. Training is recognized when delivered based on the fair value of the training services when delivered separately.
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
E. Debt
     On January 23, 2006, the Company’s Bank of America Credit Agreement was amended and restated in its entirety. As amended and restated, the Bank of America credit facility had an original principal amount of $18.0 million, consisting of a $10.0 million term loan due January 23, 2008, a $6.0 million term loan due September 30, 2006 and a $2.0 million revolving credit facility due January 23, 2008. The $10.0 million Term A Note had scheduled principal payments as follows:

March 31, and June 30, 2006	$250,000/quarter
September 30 and December 31, 2006	$500,000/quarter
Thereafter (until maturity)	$750,000/quarter
     As a result of entering into the amended and restated credit facility with Bank of America, the Company recorded a one-time charge of $112,296 to write off the remaining unamortized debt issuance costs from the prior debt facility.

     On April 5, 2006, the Company further amended the Bank of America credit facility to allow for two additional unsecured term loans for $1.0 million and $750,000, respectively. Both loans were scheduled to mature on September 30, 2006 and carried the same interest rates as the existing term loans.
     On June 12, 2006, the Company amended the facility to increase the total facility to $25.0 million, which currently consists of the $9.75 million outstanding on the Term A note, the $6.0 million Term B note, and a $9.25 million revolving credit line. The June amendment also eliminated the scheduled quarterly Term A note payments of $250,000 on June 30, 2006, $500,000 on both September 30, 2006 and December 31, 2006 and $750,000 per quarter thereafter until maturity. As part of this amendment, the unsecured term notes issued in April 2006 were rolled into the revolving line of credit.
     Interest on the term notes and the revolving line of credit is due quarterly in arrears at LIBOR plus 3.0% or the lender base rate (as defined) as selected by the Company.
     The $6.0 million Term B Note is guaranteed by The Lightyear Fund, L.P. If we are unable to repay the $6.0 million Term B loan by September 30, 2006 and The Lightyear Fund, L.P. is required to repay the Term B loan on our behalf, we are obligated to issue new Series D preferred shares to The Lightyear Fund, L.P. The Series D preferred shares will carry a 10% per annum dividend rate, will have a mandatory redemption date nine months from the date of issuance, and will require the issuance of a warrant to purchase 66,045 shares of common stock with an exercise price of $0.01 per share. We will also be required to pay a closing fee equal to 3.75% of the amount The Lightyear Fund, L.P. repays to Bank of America on our behalf.
     Simultaneous with the execution of the amended and restated Bank of America credit facility on January 23, 2006, the Company and Lightyear PBI Holdings, LLC (“Lightyear”) exchanged a $10.0 million subordinated note that the Company had issued to Lightyear in December 2005 (the “Lightyear Note”) for 10,000 shares of the Company’s Series C Preferred Stock. The Series C shares have a stated redemption date of December 9, 2010 at $10.0 million and carry a 10% annual dividend rate through June 8, 2007 and thereafter increasing to 12% annually. In accordance with SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity, the Series C preferred shares are included in the liability section of our consolidated balance sheet, and dividends on the Series C Preferred Stock are charged to interest expense as accrued. Further, the originally recorded debt discount did not change as a result of the exchange, and it will continue to be accrued to interest expense until the stated redemption date. In connection with the exchange of the Lightyear Note for Series C Preferred Stock, the warrants that were issued in December 2005 in connection with the Lightyear Note were amended such that the exercise price of such warrants can now be paid, at the option of their holder: (i) in cash or by wire transfer, (ii) by the surrender of shares that would otherwise be issuable upon exercise of the warrant that have a market price equal to the aggregate exercise price, or (iii) through a redemption of shares of the Company’s Series C Preferred Stock having a liquidation value equal to the aggregate exercise price. Under the terms of the amended warrant agreement and amended warrants, in the event that the Company redeems any shares of Series C Preferred Stock on or before June 23, 2007, the number of shares issuable pursuant to the warrants will be reduced in accordance with a formula set forth in the warrant agreement.
     Under the terms of the Bank of America credit facility, we are prohibited from declaring and paying cash dividends on our preferred stock during the term of the facility. On January 23, 2006, Lightyear agreed to accept PIK (paid in kind) dividends consisting of preferred stock and warrants, in lieu of cash dividends on the Series A preferred stock through January 1, 2007. On the Series C preferred stock, if cash dividends are not paid quarterly, the dividend rate increases from 10% to 12% annually through January 1, 2008. Accordingly, effective April 1, 2006, we issued:
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
As described in Note L, we issued additional securities to Lightyear in July 2006 under the PIK arrangement.
     The Bank of America credit facility is secured by a pledge of all Company assets, imposes financial and other covenants, and contains limitations on the Company’s ability to sell material assets, redeem capital stock and pay dividends, among other actions. As of June 30, 2006, the Company was in compliance with all covenants in the Bank of America credit facility. The facility had an interest rate of approximately 8.25% as of June 30, 2006. Total interest expense for this facility for the second quarter and first six months of 2006 was approximately $385,000 and $604,000, respectively.

     In conjunction with the acquisition of GTI discussed in Note D, the Company issued two notes payable to Paul McCulloch, the President of GTI, as a portion of the consideration paid to him for executing an employment agreement with the Company. The notes had original principal balances of $850,000 (due June 15, 2006) and $150,000 (due April 30, 2007), are unsecured and carry interest at prime rate as published in The Wall Street Journal (8.25% at June 30, 2006). In June 2006, the Company paid $350,000 in principal plus accrued interest through June 15, 2006 on the $850,000 note and extended the remaining $500,000 until July 15, 2006. On July 15, 2006, the remaining principal and interest were paid on the $850,000 note.
F. Net Income (Loss) Per Share
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
     The following table represents information necessary to calculate earnings per share for the three and six-month periods ended June 30, 2006 and 2005:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005
	(in thousands)		(in thousands)

Net (loss) income available to common shareholders	$(695)	$125	$(1,394)	$(36)

Weighted average common shares outstanding	15,812	14,662	15,770	14,618
Plus additional shares from common stock equivalent shares:
Options, warrants, and convertible preferred stock	—	292	—	—

Diluted weighted average common shares outstanding	15,812	14,954	15,770	14,618

     For the six months ended June 30, 2006 and 2005, approximately 27.6 million and 17.4 million employee stock options, warrants and the Series B preferred shares were excluded from diluted earnings per share calculations, as their effects were anti-dilutive.
G. Legal Proceedings
     We are not currently a party to, and none of our material properties is currently subject to, any material litigation other than routine litigation incidental to our business.
H. Segment Information
     The Company accounts for segment reporting under SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. Corporate overhead costs and interest have not been allocated to income before taxes of the retail inventory management services segment. Additionally, $1.5 million of goodwill associated with the Company’s August 2001 merger with Towne Services, Inc. has been allocated to the retail inventory management services segment and is therefore included in the segment’s total assets.

     The following tables summarize the financial information concerning the Company’s reportable segments as of and for the three and six months ended June 30, 2006 and 2005.

	Three Months Ended June 30, 2006			Three Months Ended June 30, 2005
		Retail			Retail
	Financial	Inventory		Financial	Inventory
	Institution	Management		Institution	Management
	Service Fees	Services	Total	Service Fees	Services	Total
	(In thousands)
Revenues	$12,070	$2,028	$14,098	$7,308	$2,193	$9,501

Cost of revenues	2,338	236	2, 574	627	238	865

Gross profit	9,732	1,792	11,524	6,681	1,955	8,636

(Loss) income before taxes	(636)	420	(216)	663	425	1,088

Assets	71,131	3,452	74,583	16,612	3,944	20,556

Total expenditures for additions to long-lived assets	$663	$—	$663	$390	$9	$399

Goodwill	$23,150	$1,500	$24,650	$10,878	$1,500	$12,378

	Six Months Ended June 30, 2006			Six Months Ended June 30, 2005
		Retail			Retail
	Financial	Inventory		Financial	Inventory
	Institution	Management		Institution	Management
	Service Fees	Services	Total	Service Fees	Services	Total
	(In thousands)
Revenues	$23,006	$4,123	$27,129	$14,305	$4,395	$18,700

Cost of revenues	3,812	483	4,295	1,168	525	1,693

Gross profit	19,194	3,640	22,834	13,137	3,870	17,007

(Loss) income before taxes	(1,265)	812	(453)	1,009	702	1,711

Assets	71,131	3,452	74,583	16,612	3,944	20,556

Total expenditures for additions to long-lived assets	$1,466	$12	$1,478	$609	$9	$618

Goodwill	$23,150	$1,500	$24,650	$10,878	$1,500	$12,378

I. Stock Option Grants
     During the quarter ended June 30, 2006, the Company granted 180,000 common stock options at an exercise price of $1.62 per share. These options were issued under the Company’s 1999 Stock Option Plan and vest one-fourth each year. The Company calculated the estimated fair value of these options in accordance with SFAS 123(R) using a volatility rate of 58%, and expected dividend yield of 0.0%, a risk-free rate of return of 5.08% and an expected life of 7 years. The estimated fair value of these options, using the above assumptions, is $1.03 per share.

J. Supplemental Unaudited Pro Forma Financial Data
     As described in Note D, the Company acquired GTI in the first quarter of 2006. Furthermore, the Company acquired KVI Capital, Inc. (KVI Capital) and Captiva Solutions, LLC (Captiva) in the third and fourth quarters of 2005, respectively. Below is unaudited pro forma consolidated statement of operations data of the Company as if these businesses were acquired as of January 1, 2005.

	Unaudited Pro Forma Statement of Operations
	For The Six Months Ended June 30, 2006
				Unaudited
				Pro Forma
				Adjustments
	Goldleaf	GTI		Debit		Credit	Total
	(In thousands, except per share data)
Revenues	$27,129	$1,014	A	$41			$28,102
			B	100
Operating expenses	26,010	1,010	C	6			27,126

Operating income	1,119	4		(147)			976
Interest expense, net	1,572	0	D	87			1,659

Income (loss) before provision (benefit) for income taxes	(453)	4		(234)			(683)

Income tax benefit	(177)	0			E	96	(273)

Net loss	(276)	4		(234)		96	(410)
Preferred dividends	1,118	0		0		0	1,118

Net loss available to common shareholders	$(1,394)	$4		(234)	E	96	$(1,528)

Diluted earnings (loss) per share	$(0.09)						$(0.10)

	Unaudited Pro Forma Statement of Operations
	For The Year Ended December 31, 2005
						Unaudited
						Pro Forma Adjustments
			KVI							Pro
	Goldleaf	Captiva	Capital	GTI		Debit		Credit		Format
	(In thousands, except per share data)
Revenues	$38,351	$1,713	$816	$9,412	A	$917		$		$49,375
					B	1,276
Operating expenses	34,276	2,289	950	10,721	C	468				49,980

Operating income (loss)	4,075	(576)	(134)	(1,309)		(2,661)				(605)
Interest expense, net	381	164	—	(39)	D	2,369				2,875

Income (loss) before provision for income taxes	3,694	(740)	(134)	(1,270)		(5,030)				(3,480)
Provision (benefit) for income taxes	1,359						E		2,716	(1,357)

Net income (loss)	2,335	(740)	(134)	(1,270)		(5,030)			2,716	(2,123)
Preferred stock dividends	2,160			2,915			F		2,915	2,160

Net income (loss) attributable to common shareholders	$175	$(740)	$(134)	$(4,185)		(5,030)			$5,631	$(4,283)

Diluted earnings (loss) per share	$0.01									$(0.27)

     The 2006 Goldleaf column above includes the results of GTI from its date of acquisition of January 31, 2006. The 2005 Goldleaf columns above includes the results of KVI Capital and Captiva from their dates of acquisition of August 1 and December 9, 2005, respectively.
     Pro forma adjustments:

A.	To reduce revenues for GTI related to estimated deferred revenues that would not have been realized had we acquired GTI as of January 1, 2005 and recorded the deferred service obligation at its estimated fair value as of that date.

B.	To increase amortization expense of new intangibles recorded as a result of the acquisitions. For 2006, the pro forma amounts assume that the Company recorded approximately $12.2 million of identified intangibles, consisting of acquired technology ($3.1 million), customer lists ($3.3 million), non-compete agreements ($1.3 million), and tradenames and trademarks ($4.5 million), and that the Company amortizes these amounts over estimated useful lives of seven, ten, three, and indefinite years, respectively. For 2005, the pro forma amounts assume that the Company recorded approximately $15.3 million of identified intangibles, consisting of acquired technology ($3.9 million), customer lists ($4.9 million), vendor program ($0.1 million), non-compete agreements ($2.0 million), and tradenames and trademarks ($4.5 million), and that the Company amortizes these amounts over estimated average useful lives of five, ten, seven, three, and indefinite, years, respectively.

C.	To increase general and administrative costs for the increased salary of the Company’s new chief executive officer and executive officers of KVI Capital and GTI based on the employment agreements executed as part of these acquisitions.

D.	To increase interest expense for additional debt we acquired to fund the purchase prices of KVI Capital, Captiva and GTI. The Company has estimated interest expense assuming a weighted average interest rate for the two debt instruments used to complete the transactions: the $10.0 million Lightyear Series C redeemable preferred stock at 10% (as received in exchange for a $10.0 million subordinated note we originally issued) and the $18.0 million Bank of America credit facility. Therefore, the pro forma interest expense was calculated using an interest rate of 7.5% (2006) and 8.3% (2005) and includes accretion of the debt discount (related to common stock warrants issued to Lightyear in connection with the $10.0 million financing ) using the effective interest method.

E.	To record income tax effects of the pro forma adjustments at the Company’s effective rate of 39%.

F.	To reduce preferred dividends for the elimination of GTI dividends ($2.9 million in 2005). As a result of our acquisition of Goldleaf Technologies, it no longer has a preferred stockholder. Therefore, on a pro forma basis, no preferred stock dividends would have existed in 2005 related to Goldleaf Technologies.
     The pro forma statement of operations data for the year ended December 31, 2005 do not include stock compensation expense for the new stock options issued in conjunction with the Captiva and GTI acquisitions. The stock option grants made on October 20, 2005 (related to Captiva) and January 31, 2006 (related to GTI) totaled 4.6 million. Had these option grants been issued as of January 1, 2005, the estimated fair value using the Black-Scholes model would have been $1.49 and $1.61 per share, respectively. Until January 1, 2006, the Company accounted for stock-based compensation plans under the intrinsic value-based method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and did not utilize the fair value method. If the Company expensed options under SFAS No. 123, Accounting for Stock-Based Compensation, during 2005 and if the Company had acquired Captiva and GTI on January 1, 2005, an estimated additional $1.3 million of compensation expense would have been expensed during the year ended December 31, 2005. Beginning January 1, 2006, the Company began to expense the remaining unvested fair value of all stock options, including those issued as part of the GTI and Captiva transactions. The estimated annual stock compensation expense for the stock options issued as part of these acquisitions, using the actual calculated fair values of $0.74 and $0.83, respectively, is approximately $464,000.
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
K. Related Party Transaction
     In conjunction with the acquisition of GTI discussed in Note D, the Company issued two notes payable to Paul McCulloch, the President of GTI, as a portion of the consideration paid to him for executing an employment agreement with the Company. The notes had original principal balances of $850,000 (due June 15, 2006) and $150,000 (due April 30, 2007), are unsecured and carry interest at prime rate as published in The Wall Street Journal (8.25% at June 30, 2006). On June 15, 2006, $350,000 of the $850,000 note was paid and the remaining $500,000 was extended to July 15, 2006. On July 15, 2006, the $500,000 was paid in full. These notes were classified as additional purchase price.

L. Subsequent Events
     Under the terms of the Bank of America credit facility, we are prohibited from declaring and paying cash dividends on our preferred stock during the term of the facility. On January 23, 2006, Lightyear agreed to accept PIK (paid in kind) dividends consisting of preferred stock and warrants, in lieu of cash dividends on (a) the Series A preferred stock through January 1, 2007 and (b) the Series C preferred stock through January 1, 2008. Accordingly, effective July 1, 2006, we issued:
•	an additional 525.3 shares of Series A preferred stock to Lightyear in lieu of $525,300 in cash dividends that became due on July 1, 2006 on the Series A preferred stock; and

•	warrants to Lightyear that give Lightyear the right to purchase 397,964 shares of our common stock at an exercise price of $1.32 per share.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations Three and Six Months Ended June 30, 2006 and 2005
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
     Historically, we have generated our revenues primarily from participation fees, software licenses fees, maintenance fees and insurance brokerage fees derived from BusinessManager, our accounts receivable financing solution, and from fees associated with our retail inventory management services product. For the quarter and six months ended June 30, 2006, we derived approximately 41.3% and 48.9%, respectively, of our consolidated revenues from BusinessManager and approximately 14.4% and 15.2%, respectively, of our consolidated revenues from retail inventory management services. We expect to continue to generate a substantial portion of our revenues from these sources during the remainder of 2006 and for some period thereafter. In recent years, our revenues from BusinessManager and retail inventory management services have declined from year-to-year, and this trend may continue.

     Given the above trends in the performance of our BusinessManager and retail inventory management services businesses, we decided in December 2005 to broaden our strategy to add other products and services that we believed offered greater opportunity for future growth, with the goal of providing a suite of solutions primarily to community financial institutions. We accomplished this shift in strategy by acquiring:
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
     ACH Origination and Processing, Remote Capture and Deposit Processing Fees. We license these products via up-front fees to financial institutions at the time of execution of the agreements, which are typically five-year contracts. We recognize these up-front fees at the time customer implementation has been completed, which is typically within the first thirty days after contract execution. We also generate monthly fees for hosting services, from each originator of ACH transactions, and we receive fees for each ACH transaction that occurs each month. We offer annual maintenance support to all of our financial institution clients for a fee that is generally equal to 16% to 20% of the up-front fees.
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

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2005	2006	2005	2006
Revenues:
Financial institution service fees	75.9%	80.2%	75.8%	79.3%
Retail inventory management services	23.1	14.4	23.5	15.2
Other products and services	1.0	5.4	0.7	5.5

Total revenues	100.0	100.0	100.0	100.0
Cost of revenues:
Financial institution service fees	6.6	16.6	6.3	14.0
Retail inventory management services	2.5	1.7	2.8	1.8

Gross profit	90.9	81.7	90.9	84.2
Operating expenses:
General and administrative	29.7	34.7	31.9	36.5
Selling and marketing	47.3	34.8	47.4	36.8
Research and development	0.6	2.6	0.7	2.2
Amortization	0.9	4.5	0.9	4.1
Other operating (income) expense, net	0.2	0.1	0.1	0.5

Total operating expenses	78.7	76.7	81.0	80.1

Operating income	12.2	5.0	9.9	4.1
Interest expense, net	0.7	6.5	0.7	5.8

Income (loss) before income taxes	11.5	(1.5)	9.2	(1.7)
Income tax provision (benefit)	4.5	(0.6)	3.6	(0.6)

Net income (loss)	7.0%	(0.9)%	5.6%	(1.1)%

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
     Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005
     Total revenues for the second quarter and first six months of 2006 increased 48.4% and 45.1% to $14.1 million and $27.1 million compared to $9.5 million and $18.7 for the comparable periods of 2005.
     Financial Institution Service Fees. Financial institution service fees increased 56.7% and 51.8% to $11.3 million and $21.5 million for the three and six month periods ended June 30, 2006 compared to $7.2 million and $14.2 million for the comparable periods ended June 30, 2005. The increase is primarily attributable to revenues generated by the entities we acquired during late 2005 and early 2006: KVI Capital, Captiva, P.T.C. and Goldleaf Technologies. Revenues from these acquired businesses totaled $4.2 million and $6.7 million for the second quarter and first six months of 2006. The remaining increase for the three and six month periods ended June 30, 2006 primarily relates to increases in Free Checking and MedCash Manager revenues totaling approximately $325,000 and $752,000. As a percentage of total revenues, financial institution service fees accounted for 80.2% and 79.3% for the three and six months ended June 30, 2006 compared to 75.9% and 75.8% for the comparable periods ended June 30, 2005.
     Retail Inventory Management Services. Retail inventory management services revenues declined 7.5% and 6.2% to $2.0 million and $4.1 million during the three and six month periods ended June 30, 2006 as compared to $2.2 million and $4.4 million for the comparable periods ended June 30, 2005. The decline primarily is due to a reduction in point-of-sale support customers and a decline in billing services provided by RMSA to its customers. As a percentage of total revenues, retail inventory management services accounted for 14.4% and 15.2% for the three and six month periods ended June 30, 2006 compared to 23.1% and 23.5% for the comparable periods of 2005.
     Other Products and Services. Revenues from other products and services increased substantially to $762,000 and $1.5 million for the three and six months ended June 30, 2006 compared to $93,000 and $130,000 for the three and six months ended June 30, 2005. Other products and services include the sale of premium gifts associated with our Free Checking product and equipment sales associated with our remote capture and ACH products. The increase is primarily attributable to Free Checking gifts totaling $70,000 and $403,000, respectively and remote capture equipment sales totaling $545,000 and $829,000, respectively, for the three and six months ended June 30, 2006. Revenues from other products and services accounted for 5.4% and 5.5% of total revenues for the three and six months ended June 30, 2006 compared to 1.0% and 0.7% for the comparable periods ended June 30, 2005.
     Cost of Revenues — financial institution service fees. Cost of revenues for financial institution services fees increased to $2.3 million and $3.8 million for the three and six months ended June 30, 2006 compared to $627,000 and $1.2 million for the three and six months ended June 30, 2005. For the three and six months ended June 30, 2006, the increase is primarily due to cost of sales associated with our acquisitions totaling $1.5 million and $2.0 million, respectively. The remaining increase relates to increases in Free Checking expenses of $75,000 and $362,000, respectively, and MedCash expenses of $80,000 and $178,000, respectively, for the three and six months ended June 30, 2006. As sales of these products have increased in the second quarter of 2006, the costs associated with these products have also increased. As a percentage of total revenues, cost of sales for financial institution service fees increased to 16.6% and 14.0% for the three and six months ended June 30, 2006 compared to 6.6% and 6.2% for the comparable periods ended June 30, 2005. The increase as a percentage of total revenues is a result of the products from our acquisitions and the Free Checking and MedCash products having higher direct costs, resulting in a higher cost of revenues for financial institution service fees in total.
     Cost of Revenues — retail inventory management services. Cost of revenues related to retail inventory management services decreased 0.8% and 8.0% to $236,000 and $483,000 for the three and six months ended June 30, 2006 compared to $238,000 and $525,000 for the three and six months ended June 30, 2005. This decrease is primarily due to a decline in salaries and benefits expense related to our point-of-sale customer support department. As a percentage of total revenues, cost of sales for retail inventory management services decreased to 1.7% and 1.8% for the three and six months ended June 30, 2006 compared to 2.5% and 2.8% for the comparable periods ended June 30, 2005.
     General and Administrative. General and administrative expenses increased 73.7% and 65.9% to $4.9 million and $9.9 million for the three and six months ended June 30, 2006 compared to $2.8 million and $6.0 million for the comparable periods ended June 30, 2005. General and administrative expenses include the cost of our executive, finance, human resources, information and support services, administrative functions and general operations. The increase for the three and six months ended June 30, 2006 is primarily due to the additional general and administrative expenses of $765,000 and $1.6 million associated with the Goldleaf Technologies acquisition, respectively, and $597,000 and $1.2 million associated with the Captiva acquisition, respectively. The majority of these expenses are salary and benefits for the non-sales employees of these entities. Also expensed in the three and six months ended June 30, 2006 is approximately $180,000 and $340,000, respectively, of non-cash stock compensation expense as a result of our adoption of SFAS No. 123R, which requires the estimated fair value of employee stock options to be expensed over the service period. As a percentage of total revenue, general and administrative expenses increased to 34.7% and 36.5% for the three and six months ended June 30, 2006 compared to 29.7% and 31.9% for the comparable periods ended June 30, 2005.
     Selling and Marketing. Selling and marketing expenses increased 9.3% and 12.4% to $4.9 million and $10.0 million for the three and six months ended June 30, 2006 compared to $4.5 million and $8.9 million for the comparable periods ended June 30, 2005. Selling and marketing expenses include cost of wages and commissions paid to our sales force, travel costs of the sales force, recruiting for new sales and marketing personnel and marketing fees associated with direct and telemarketing programs. The increase was primarily due to the acquisition of Goldleaf Technologies, which contributed approximately $800,000 and $1.5 million to this category for the three and six months ended June 30, 2006, respectively. As a percentage of total revenue, selling and marketing expenses were 34.8% and 36.8% for the three and six months ended June 30, 2006 compared to 47.3% and 47.4% for the comparable periods ended June 30, 2005, respectively.
     Research and Development. Research and development expenses increased to $360,000 and $607,000 for the three and six months ended June 30, 2006 compared to $60,000 and $128,000 for the comparable periods ended June 30, 2005. Research and development expenses include the non-capitalizable direct costs associated with developing new versions of our software, as well as other software development projects that, in accordance with GAAP, we do not capitalize. The increase was primarily due to research and development activities for our remote capture and ACH products. These costs totaled approximately $336,000 and $543,000 during the three and six months ended June 30, 2006. As a percentage of total revenues, research and development expenses increased to 2.6% and 2.2% for the three and six months ended June 30, 2006 compared to 0.6% and 0.7% for the comparable periods ended June 30, 2005.
     Amortization. Amortization expense increased to $636,000 and $1.1 million for the three and six months ended June 30, 2006 compared to $82,000 and $163,000 for the comparable periods ended June 30, 2005. These expenses include the cost of amortizing intangible assets, including software development costs, as well as identified intangibles recorded from our August 2001 merger with Towne Services and our acquisitions. The increase for the first six months of 2006 is primarily due to the acquisitions of KVI Capital, Captiva, P.T.C. and Goldleaf Technologies during late 2005 and early 2006. The identifiable intangible assets recorded in these acquisitions resulted in an increase of approximately $913,000 in total amortization expense for the six months ended June 30, 2006.

     Other Operating (Income) Expense, Net. Other operating (income) expense, net for the three and six months ended June 30, 2006 totaled $15,000 and $124,000, compared to $19,000 and $19,000 for the three and six months ended June 30, 2005. For the six months ended June 30, 2006, other operating expenses included an approximate $112,000 charge related to the write-off of debt issuance costs associated with the debt facility before it was amended and restated in its entirety on January 23, 2006.
     Operating Income. As a result of the above factors, our operating income decreased 39.4% and 39.5% to $701,000 and $1.1 million for the three and six months ended June 30, 2006, compared to operating income of $1.2 million and $1.9 million for the three and six months ended June 30, 2005. As a percentage of total revenue, operating income was 5.0% and 4.1% for the three and six months ended June 30, 2005 compared to 12.2% and 9.9% for the comparable periods of 2005.
     Interest Expense, Net. Interest expense, net increased to $917,000 and $1.6 million for the three and six months ended June 30, 2006 compared to $70,000 and $140,000 for the comparable periods months ended June 30, 2005. The increase for the first six months of 2006 is primarily due to a large increase in our total debt outstanding in the first half of 2006 as compared to 2005. Our average debt outstanding in 2006 was approximately $18.6 million compared to approximately $3.4 million in the first half of 2005. Interest rates have also increased from approximately 5.3% in 2005 to 8.2% in 2006. Included in interest expense during 2006 is the amortization of the debt discount associated with our Series C preferred stock. For the first six months of 2006 and 2005, interest expense includes approximately $324,000 and $52,000 of debt issuance cost and debt discount amortization (2006 only), respectively.
     Income Tax (Benefit) Provision. We had an income tax benefit of approximately $86,000 and $177,000 for the three and six months ended June 30, 2006 compared to provisions of $423,000 and $667,000 for the comparable periods ended June 30, 2005. As a percentage of income before taxes, the income tax rate was approximately 39.0% for the second quarter and first six months of 2006. We currently anticipate that our effective tax rate to be approximately 38.0% in all future periods.
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
     We recognize core data processing and image processing fees as we perform services for our clients. We also generate revenues from the licensing of our core data processing systems. We recognize revenue for licensing these systems in accordance with Statement of Position 97-2, “Software Revenue Recognition (“SOP 97-2”).” We recognize the software license after we have signed a non-cancelable license agreement, have installed the products and have fulfilled all significant obligations to the client under the agreement.

     Our acquisition of Goldleaf Technologies added three primary products from which we earn revenues: ACH origination and processing; remote deposit; and website design and hosting. We describe the current revenue recognition policies for these products below.
     We account for the ACH and remote deposit products in accordance with the SOP 97-2. We license these products under automatically renewing agreements, which allow our customers to use the software for the term of the agreement, typically five years, and each renewal period. Typically, there is an up-front fee, annual or monthly maintenance and hosting fees for each year of the contract, and per originator and per transaction fees for processing of ACH and remote deposit transactions. We also offer training services on a per training day basis if the customer requests training. During the second quarter of 2006, the Company began the process of modifying GTI’s ACH and Remote Deposit contracts entered into after the January 31, 2006 acquisition date. The primary modification related to allowing for customers of these products to take possession of the software for use on an in-house basis versus the primary application service provider (“ASP”) basis that GTI typically employs. In accordance with the guidance provided in EITF No. 00-3, Application of AICPA SOP 97-2, “Software Revenue Recognition,” to Arrangements That Include the Right to Use Software Stored on Another Entity’s Hardware, this change in contractual terms results in a change in the applicable accounting literature from EITF 00-21 to SOP 97-2, Software Revenue Recognition, as modified by SOPs 98-4 and 98-9. Under SOP 97-2, if vendor specific objective evidence of fair value, (“VSOE”) has been established for all undelivered elements, the residual method applies. Under the residual method, the fair value of each undelivered element is deferred and the difference between the total arrangement fee and the amount deferred for the undelivered elements is recognized as revenue related to the delivered elements. Therefore, in April 2006, the Company began recognizing the up-front fees when all of the revenue recognition criteria in paragraph 8 of SOP 97-2 have been met, which is normally upon customer implementation. Revenue related to the undelivered elements are recognized as the services are delivered. Included in second quarter revenue is approximately $388,000 related to up-front fees for contracts entered into in the first quarter that were amended in the second quarter as discussed above.
     The annual maintenance fee covers telephone support and all unspecified software enhancements and upgrades. The annual hosting fee covers the actual hosting of the software product on our servers, which are accessed by our customers. We defer both the annual maintenance fees and the hosting fees and recognize them into income over the one-year life of the maintenance and hosting agreements. We recognize monthly maintenance and hosting fees on a monthly basis as earned and recognize transaction fees monthly as the transactions occur. We recognize training revenue when we deliver the training, based on the fair value of the training services when delivered separately.
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
     In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48 (“FIN No. 48”) Accounting for Uncertainty in Income Taxes, which is an interpretation of SFAS No. 109, Accounting for Income Taxes. FIN No. 48 requires a company to evaluate all uncertain tax positions and determine whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The Company must adopt FIN No. 48 beginning January 1, 2007. The Company is currently evaluating the requirements and impact, if any, of FIN No. 48 on its consolidated results of operations and financial position.

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
Liquidity and Capital Resources
     The following table sets forth the elements of our cash flow statement for the following periods:

	Six Months Ended
	June 30
	2006	2005
Net cash provided by operating activities	$3,120	$1,435
Net cash used in investing activities	(17,886)	(589)
Net cash provided by (used in) financing activities	15,339	(853)
     Cash from Operating Activities
     Cash provided by operations for the six months ended June 30, 2006 totaling $3.1 million was attributable to our operating results plus non-cash depreciation and amortization expense of $2.2 million as well as a $1.2 million net change in working capital assets and liabilities. The change in working capital of $1.2 million was due primarily to an increase in accounts payable of $554,000 and an increase in deferred revenue of $932,000 during the first six months of 2006. For the first six months of 2005, cash provided by operations totaled $1.4 million. The increase of $1.7 million in the first six months of 2006 as compared to the first six months of 2005 is due primarily to an increase in depreciation and amortization of approximately $1.1 million as well as an increase in working capital asset changes of approximately $2.5 million, partially offset by a $981,000 decrease in deferred taxes and a decrease of $307,000 in amortization of lease income.
     Cash from Investing Activities
     Cash used in investing activities totaling $17.9 million consisted primarily of business acquisitions, lease receivable payments, purchases of fixed assets and capitalization of software development costs. Total capital expenditures, including software development costs, totaled $1.2 million for the six months ended June 30, 2006. Theses expenditures primarily related to the purchase of computer equipment, computer software, software development services, furniture and fixtures, and leasehold improvements. During the first six months of 2006, we used approximately $17.4 million to acquire the stock of Goldleaf Technologies and operating assets of P.T.C. These uses of cash were partially offset by $1.6 million in proceeds we received from payments on our direct finance leases. As compared to the first six months of 2005, total cash used in investing activities was $589,000 consisting almost entirely of purchases of fixed assets and capitalization of software development costs.

     Cash from Financing Activities
     Cash from financing activities primarily relates to borrowings (paydowns) on our credit facilities, the payment of preferred dividends, inflows from the sale of preferred stock and new debt issuances. During the first six months of 2006, net cash provided by financing activities was $15.3 million and was attributable primarily to new borrowings of $15.9 million from our Bank of America credit facility, net of $518,000 in debt issuance costs, as well as the return of $500,000 in preferred dividends on the Series A preferred shares for the fourth quarter of 2005, which were subsequently paid-in-kind. For the first six months of 2005, cash used in financing activities totaled $853,000, consisting of debt repayments of $833,000, and preferred dividend payments of $1.1 million, partially offset by $770,000 of proceeds from our line of credit and $360,000 in proceeds from stock option exercises.
     Analysis of Changes in Working Capital
     As of June 30, 2006, we had a working capital deficit of approximately $9.8 million compared to working capital of approximately $2.2 million as of December 31, 2005. The change in working capital resulted primarily from the short-term nature of the Term B debt instrument and the current portion of our long-term debt, as well as increases in accounts payable of $1.8 million, accrued liabilities of $2.4 million, dividends payable of $605,000, deferred revenue of $2.5 million and notes payable of $650,000. These increases were partially offset by increases in cash of $573,000 and accounts receivable of $788,000. All of these changes were primarily the result of completing the Goldleaf Technologies acquisition on January 31, 2006.
     We believe that the existing cash available, future operating cash flows and our amended and restated credit facility will be sufficient to meet our working capital, debt service and capital expenditure requirements for the next twelve months. Furthermore, we expect to be in compliance with the financial covenants of our Bank of America credit facility throughout 2006. There can be no assurance, however, that we will have sufficient cash flows to meet our obligations or that we will remain in compliance with the new covenants. Non-compliance with these covenants could have a material adverse effect on our operating and financial results.
     Obligations and Commitments for Future Payments as of June 30, 2006
     The following is a schedule of our obligations and commitments for future payments as of June 30, 2006:

		Payments Due by Period
		Less
		Than	1-2	3-4	5 Years &
Contractual Obligations	Total	1 Year	Years	Years	After
	(In thousands)
Revolving line of credit	$550	$—	$550	$—	$—
Short-term debt	6,000	6,000	—	—	—
Capital lease obligations	1,451	286	415	750	—
Long-term debt	9,750	—	9,750	—	—
Non-recourse lease notes payable	5,814	2,046	1,753	1,176	839
Operating leases	6,424	1,884	1,967	2,563	10
Notes payable	650	650	—	—	—
Series C redeemable preferred stock	10,000	—	—	10,000	—

Total contractual cash obligations	$40,639	$10,866	$14,435	$14,489	$849

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
     Historical Uses of Debt
     As described below, we have used the proceeds from borrowings primarily for acquisitions, repayment of other debt and general working capital needs since January 2004. We entered into an $11.0 million credit facility with Bank of America in January 2004 in conjunction with our sale of Series A preferred stock and common stock warrants to Lightyear for net proceeds of $16.9 million. We used the proceeds of the Bank of America facility for general corporate purposes, including working capital.

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
     Our Bank of America credit facility contains financial covenants, including the maintenance of financial ratios and limits on capital expenditures. We are required to maintain on a quarterly basis a ratio of Funded Debt, as defined and generally including all liabilities for borrowed money, to EBITDA. The definition of EBITDA in the credit facility agreement is different from the one used elsewhere in this quarterly report in that it permits to be added back to EBITDA various specified amounts that include employee severance expenses, non-cash debt amortization expenses, costs associated with the change of our corporate name, certain litigation expenses and non-cash stock compensation expenses. We are required to maintain on a quarterly basis a ratio of Funded Debt to EBITDA not exceeding 2:1. This ratio is calculated (a) at the end of each fiscal quarter, using the results of the twelve-month period ending with that fiscal quarter and after giving pro forma effect to any acquisition made during such period and (b) on the date of any borrowing under the credit facility, using EBITDA for the most recent period and Funded Debt after giving pro forma effect to such borrowing. We are also required to maintain for the 12-calendar month period ending on the last day of each calendar quarter, a Fixed Charge Coverage Ratio (as defined) of: 1.75:1 through June 30, 2006; 1.50:1 through September 30, 2006; 1.30:1 through December 31, 2006; and 1.60:1 thereafter. In addition, we may not acquire fixed assets (other than any equipment purchased by KVI Capital with proceeds of non-recourse loans) having a value greater than $2.5 million during any 12-month period ending with each fiscal quarter. The credit agreement also contains customary negative covenants, including but not limited to a prohibition on declaring and paying any cash dividends on any class of stock.
     In connection with the January 2006 amendment and restatement of the Bank of America credit facility:
•	The Lightyear Fund, L.P., an affiliate of Lightyear, guaranteed a $6.0 million term loan included in the facility that is due September 30, 2006 and we agreed to pay a fee of $45,000 to The Lightyear Fund, L.P. and to reimburse the Lightyear Fund, L.P. for up to $50,000 of its expenses in connection with this guaranty;

•	Lightyear exchanged its senior subordinated $10.0 million note for 10,000 shares of our Series C preferred stock, which decreased our debt by $10.0 million but added that same amount in redeemable preferred stock; and

•	we amended and restated the common stock warrants that we issued to Lightyear in December 2005 in connection with the Lightyear note.
     The Series C preferred stock issued to Lightyear has a mandatory redemption date of December 9, 2010 at a redemption price of $10.0 million plus accrued and unpaid dividends, and has a 10% annual dividend rate that increases to 12% on June 9, 2007.
     We subsequently amended the Bank of America credit facility again in April 2006 to provide for an additional $1.75 million in short-term loans. We further amended the Bank of America credit facility in June 2006 to increase the total facility to $25.0 million, currently consisting of the $9.75 million Term A note, the $6.0 Term B note, and a $9.25 million revolving credit line. The June amendment also extended the Term B note to September 30, 2006 and eliminated the scheduled quarterly Term A note payments of $250,000 on June 30, 2006, $500,000 on both September 30, 2006 and December 31, 2006 and $750,000 per quarter thereafter until maturity.
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
     As disclosed in Note 2 to our audited consolidated financial statements included in this quarterly report, based on the current assumptions and calculations used, had we recognized compensation expense based on the fair value of awards of equity instruments, net income would have increased by approximately $71,000 for the year ended December 31, 2005. This compensation expense is the after-tax net effect of the stock-based compensation expense determined using the fair-value based method for all awards and stock-based employee compensation included previously in reported net income under APB Opinion No. 25. SFAS No. 123R will apply to all awards we grant or have granted after January 1, 2006 and to the unvested portion of our existing option awards, as well as modifications, repurchases or cancellations of our existing awards. We estimate the impact of the adoption of SFAS No. 123R for the year ending December 31, 2006, based upon the options outstanding as of June 30, 2006, to result in an increase in compensation expense of approximately $700,000. The actual effect of adopting SFAS No. 123R will depend on future awards and actual option forfeitures, which are currently unknown. The effect of future awards will vary depending on factors that include the timing, amount and valuation methods used for those awards, and our past awards are not necessarily indicative of our future awards.
     In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48 (“FIN No. 48”) Accounting for Uncertainty in Income Taxes, which is an interpretation of SFAS No. 109, Accounting for Income Taxes. FIN No. 48 requires a company to evaluate all uncertain tax positions and determine whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position.
     The Company must adopt FIN No. 48 beginning January 1, 2007. The Company is currently evaluating the requirements and impact, if any, of FIN No. 48 on its consolidated results of operations and financial position.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     We are subject to market risk from exposure to changes in interest rates based on our financing and cash management activities. Currently, our exposure relates primarily to our borrowings under our amended and restated Bank of America credit facility, which accrue interest at LIBOR plus 300 basis points or the lender’s base rate (as defined), as we select. We are currently paying interest at a rate of 8.25% per annum. As of June 30, 2006, $16.3 million was outstanding under this facility. Changes in interest rates that increase the interest rate on the credit facility would make it more costly to borrow under that facility and may impede our acquisition and growth strategies if we determine that the costs associated with borrowing funds are too high to implement those strategies. Changes in interest rates that increase the interest rate by 1.0% would increase our interest expense by approximately $160,000 per year.
Item 4. Controls and Procedures
     Based on our management’s evaluation, with the participation of our chief executive officer and chief financial officer, as of June 30, 2006, the end of the period covered by this report, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”)) were ineffective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

     Our chief executive officer and chief financial officer reached the conclusion expressed in the preceding paragraph because, as of June 30, 2006, we failed to prepare and report within the time periods specified in the rules and forms of the SEC certain audited financial statements in connection with our acquisition of KVI Capital, Inc, which we acquired effective August 1, 2005, and Captiva Solutions, LLC, which we acquired on December 9, 2005. With respect to KVI Capital, we failed to prepare and file financial statements of that company within 75 days after August 1, 2005 as required by applicable SEC rules, because we initially concluded that we were not required to file any financial statements of KVI Capital with the SEC.
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
     We believe that our failure to prepare and file with the SEC the financial statements described above within the time periods specified in the rules and forms of the SEC resulted from an inadequacy in our disclosure controls and procedures, which we have remediated in the second quarter of 2006 by improving our disclosure controls and procedures and implementing other remediation measures that include the following.
     • After we determined that we needed to strengthen our disclosure controls and procedures in connection with acquisitions, in April 2006 we gave our executive vice president of finance and strategy, Scott R. Meyerhoff, the specific task of reviewing and analyzing all accounting aspects of the acquisitions we may pursue and close in the future. Mr. Meyerhoff was executive vice president and chief financial officer of Infor Global Solutions, Inc., a global provider of enterprise software solutions, from April 2004 until May 2005 and served as chief financial officer for InterCept, Inc. from January 1998 until March 2004. Mr. Meyerhoff is a certified public accountant and has extensive experience in accounting for mergers and acquisitions.
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
     The remediation measures we implemented in the second quarter of fiscal 2006 as described above constitute changes in our internal control over financial reporting identified in the evaluation that occurred during our second quarter of fiscal year 2006. Those changes have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. There were no other changes in our internal control over financial reporting identified in the evaluation that occurred during the second quarter of fiscal year 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — Other Information
Item 1A. Risk Factors
     We included risk factors in our Annual Report on Form 10-K for the year ended December 31, 2006 that we filed with the SEC in March 2006 and amended on June 6, 2006, July 10, 2006, and August 1, 2006. Please refer to the risk factors included in our annual report on Form 10-K, as amended.
Item 4. Submission of Matters to a Vote of Securityholders
     On May 4, 2006, we held our annual meeting of shareholders, at which three proposals were presented to the shareholders for their approval:
     Proposal 1 was for the reelection of Class 1 directors Lawrence A. Hough, Robert A. McCabe, Jr., and John D. Schneider, each of whom was reelected at the meeting.
     Proposal 2 was to approve an amendment to our charter to change our name to Goldleaf Financial Solutions, Inc., which proposal was approved at the meeting.
     Proposal 3 was to approve an amendment to our charter for a one for five, one for six, or one for seven reverse stock split, only one of which, if any, is to be effected as finally approved by our board of directors. This proposal was approved at the meeting.
     These proposals were more fully described in our definitive proxy materials dated April 13, 2006 and April 26, 2006 as filed with the SEC, which may be reviewed at the SEC’s website at www.sec.gov. We solicited proxies for the meeting pursuant to Section 14(a) of the Securities Exchange Act of 1934, and there was no solicitation in opposition to this solicitation.
     The three proposals described above passed with the following votes:

Proposal 1	Votes For	Votes Withheld
Hough	29,346,616	167,054
McCabe	29,311,389	202,281
Schneider	29,346,616	167,054

Proposal 2	Votes For	Votes Against	Abstentions	Broker non-votes
	29,507,758	568	5,344	—

Proposal 3	Votes For	Votes Against	Abstentions	Broker non-votes
	26,613,557	2,897,733	2,380	—

Item 6. Exhibits
     The exhibits described in the following Index to Exhibits are filed as part of this report on Form 10-Q.

Exhibit
No.		Description
3.1	—	Amended and Restated Charter of the Registrant (incorporated by reference to Exhibit 3.1 of Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-75013) filed with the SEC on May 3, 1999).

3.1.1	—	Charter Amendment dated August 9, 2001 (incorporated by reference to Exhibit 3.3 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).

3.1.2	—	Charter Amendment dated August 9, 2001 (incorporated by reference to Exhibit 3.4 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).

3.1.3	—	Charter Amendment dated January 16, 2004 (incorporated by reference to Exhibit B of the Registrant’s Definitive Proxy Statement on Schedule 14A filed with the SEC on December 29, 2003).

3.1.4	—	Charter Amendment dated January 23, 2006 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 26, 2006).

3.1.5	—	Charter Amendment dated January 24, 2006 (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 26, 2006).

3.1.6	—	Charter Amendment dated May 4, 2006 and effective May 5, 2006 (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on May 10, 2006).

3.2	—	Second Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 of Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-75013) filed with the SEC on May 3, 1999).

3.2.1	—	Bylaws Amendment dated January 20, 2004 (incorporated by reference to Exhibit 3.2.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003).

10.1	—	Warrant certificate dated April 1, 2006 issued by Registrant to Lightyear PBI Holdings, LLC (incorporated by reference to Exhibit 10.34 of Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-133542) filed with the SEC on August 2, 2006).

10.2	—	Second Amendment to Amended and Restated Credit Agreement dated April 5, 2006 by and among the Registrant, Bank of America, N.A., First Horizon Bank, and The People’s Bank (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 6, 2006).

10.3	—	Term C Loan Note dated April 5, 2006 between the Registrant and First Horizon Bank (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 6, 2006).

10.4	—	Term D Loan Note dated April 5, 2006 between the Registrant and The People’s Bank (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 6, 2006).

10.5	—	Redemption and Recapitalization Agreement dated April 25, 2006 between the Registrant and Lightyear PBI Holdings, LLC (incorporated by reference to Exhibit 10.38 to the Registrant’s Registration Statement on Form S-1 (File No. 333-133542) filed with the SEC on April 26, 2006).

10.6	—	Third Amendment to Amended and Restated Credit Agreement dated May 3, 2006 by and among the Registrant, Bank of America, N.A., First Horizon Bank, and The People’s Bank (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 16, 2006).

Exhibit
No.		Description
10.7	—	Fourth Amendment to Amended and Restated Credit Agreement dated June 15, 2006 by and among the Registrant, Bank of America, N.A., First Horizon Bank, The People’s Bank of Winder, and the Bankers Bank of Atlanta, Georgia (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8–K filed with the SEC on June 16, 2006.)

10.8	—	Amendment to Unsecured Promissory Note dated June 15, 2006 issued by Registrant to Paul McCulloch (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 16, 2006).

31.1	—	Certification pursuant to Rule 13a — 14(a)/15d — 14(a) — Chief Executive Officer.

31.2	—	Certification pursuant to Rule 13a — 14(a)/15d — 14(a) — Chief Financial Officer.

32.1	—	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 — Chief Executive Officer.

32.2	—	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 — Chief Financial Officer.

Signatures
     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.

Goldleaf Financial Solutions, Inc. (f/k/a Private Business, Inc.) (Registrant)

Date: August 14, 2006	By:	/s/ G. Lynn Boggs G. Lynn Boggs
Chief Executive Officer

Date: August 14, 2006	By:	/s/ J. Scott Craighead J. Scott Craighead
Chief Financial Officer