Form 10-K/A
period 2005-12-31
GOLDLEAF FINANCIAL SOLUTIONS INC.
filed 2006-08-16
CIK 1069469

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
AMENDMENT NO. 3
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
     On July 31, 2006, 15,816,452 shares of the Registrant’s no par value Common Stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the Registrant’s definitive proxy statement for its 2006 annual meeting of stockholders are incorporated by reference into Part III, Items 10, 11, 12, 13 and 14 of this Form 10-K.

EXPLANATORY NOTE
     Goldleaf Financial Solutions, Inc. filed its Annual Report on Form 10-K for fiscal year 2005 with the SEC on March 23, 2006. On April 26, 2006, we filed a Registration Statement on Form S-1 with the SEC. On June 6, 2006, we filed Amendment No. 1 to the Registration Statement in response to the SEC’s letter containing comments on the initial filing. On June 7, 2006, we filed Amendment No. 1 to our Annual Report on Form 10-K to conform the disclosure contained in the Annual Report on Form 10-K to the disclosure contained in Amendment No. 1 to the Registration Statement. The SEC subsequently issued a letter containing additional comments on Amendment No. 1 to the Registration Statement, and, in response to those comments, we filed Amendment No. 2 to the Registration Statement on July 10, 2007. In response to that Amendment No. 2, the SEC issued a letter containing additional comments. To address the comments in that letter that related to our Annual Report on Form 10-K, on August 2, 2006 we filed with the SEC an Amendment No. 2 to our Annual Report on Form 10-K. In response to subsequent conversations with members of the SEC staff, we are filing this Amendment No. 3 to our Annual Report on Form 10-K.
     This Amendment No. 3 to our Annual Report on Form 10-K amends only the items listed below. With respect to each item, we are amending the annual report to delete the disclosure under that item contained in our Annual Report on Form 10-K, as amended, and to replace it in its entirety with the disclosure contained in this amendment.

Page
PART II

Item 9A Controls and Procedures	3

PART IV

Item 15. Exhibits, Financial Statement Schedules	4
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
          We believe that our failure to prepare and file with the SEC the financial statements described above within the time periods specified in the rules and forms of the SEC resulted from an inadequacy in our disclosure controls and procedures, which we have remediated in the second quarter of 2006 by improving our disclosure controls and procedures and implementing other remediation measures that include the following:
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

PART IV
Item 15. Exhibits, Financial Statement Schedules.
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

/s/ G. Lynn Boggs
G. Lynn Boggs
Chief Executive Officer

Date: August 15, 2006
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ G. Lynn Boggs	Chief Executive Officer	August 15, 2006
G. Lynn Boggs	and Director

/s/ J. Scott Craighead	Chief Financial Officer	August 15, 2006
J. Scott Craighead	(Principal Financial and
Accounting Officer)

/c/ John D. Schneider, Jr.	Director	August 15, 2006
John D. Schneider, Jr.

	Director	August , 2006
David W. Glenn

/s/ Thierry F. Ho	Director	August 15, 2006
Thierry F. Ho

/s/ David B. Ingram	Director	August 15, 2006
David B. Ingram

/s/ Robert A. McCabe, Jr.	Director	August 15, 2006
Robert A. McCabe, Jr.

/s/ Lawrence A. Hough	Director	August 15, 2006
Lawrence A. Hough

INDEX TO EXHIBITS

Exhibit
Number	Description of Exhibit

3.1	Amended and Restated Charter of the Company (incorporated by reference to Exhibit 3.1 of Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-75013) filed with the SEC on May 3, 1999).
3.1.1	Charter Amendment dated August 9, 2001 (incorporated by reference to Exhibit 3.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).
3.1.2	Charter Amendment dated August 9, 2001 (incorporated by reference to Exhibit 3.4 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).
3.1.3	Charter Amendment dated January 16, 2004 (incorporated by reference to Exhibit B of the Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on December 29, 2003).
3.1.4	Charter Amendment dated January 23, 2006 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 26, 2006).
3.1.5	Charter Amendment dated January 24, 2006 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on January 26, 2006).
3.1.6	Charter Amendment dated May 4, 2006 and effective May 5, 2006 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on May 10, 2006).
3.2	Second Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 of Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-75013) filed with the SEC on May 3, 1999).
3.2.1	Bylaws Amendment dated January 20, 2004 (incorporated by reference to Exhibit 3.2.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).
10.1	Stock Purchase Agreement dated July 24, 1998 (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (File No. 333-75013) filed with the SEC on March 25, 1999).
10.2	Form of Indemnification Agreement between the Company and each of its officers and directors (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 (File No. 333-75013) filed with the SEC on March 25, 1999).
10.3	Form of Non-qualified Stock Option Agreement without change of control provision (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 (File No. 333-75013) filed with the SEC on March 25, 1999).
10.4	Form of Non-qualified Stock Option Agreement with change of control provision (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (File No. 333-75013) filed with the SEC on March 25, 1999).
10.5	The Company 1999 Amended and Restated Stock Option Plan (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1 (File No. 333-75013) filed with the SEC on May 3, 1999).
10.6	Cendant Termination and Non-Competition Agreement dated August 7, 1998 (incorporated by reference to Exhibit 10.9 of Amendment No. 4 to the Company’s Registration Statement on Form S-1 (File No. 333-75013) filed with the SEC on May 24, 1999).
10.7	Lease between Triple Brentwood as Landlord and 21 the Company as Tenant (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999).

Exhibit
Number	Description of Exhibit

10.8	Amended and Restated Securities Purchase Agreement dated December 24, 2003, between the Company and Lightyear PBI Holdings, LLC (incorporated by reference to Exhibit A of the Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on December 29, 2003).
10.9	Warrant Agreement dated January 20, 2004, by and among the Company and Lightyear PBI Holdings, LLC (incorporated by reference to Exhibit C of the Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on December 29, 2003).
10.10	Security-holders Agreement dated January 20, 2004, by and among the Company and Lightyear PBI Holdings, LLC (incorporated by reference to Exhibit D of the Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on December 29, 2003).
10.11	Credit Agreement dated January 19, 2004 between the Company, certain guarantees, and Bank of America, N.A. (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004).
10.12	The Company 2004 Equity Incentive Plan (incorporated by reference to Appendix B to the Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on April 23, 2004).
10.13	Employment Agreement dated July 1, 2004 between the Company and Henry M. Baroco (incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).
10.14	Incentive Stock Option Agreement dated August 4, 2004 between the Company and Henry M. Baroco (incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).
10.15	Employment Agreement dated July 25, 2002 between the Company and Scott Craighead (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 14, 2005).
10.16	Amendment to Employment Agreement dated October 21, 2005 between the Company and Henry M. Baroco (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 20, 2005).
10.17	Agreement and Plan of Merger dated October 20, 2005 among the Company, CSL Acquisition Corporation, Captiva Solutions, LLC, and certain of the Captiva Solutions, LLC members (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 25, 2005).
10.18	Registration Rights Agreement dated December 9, 2005 between the Company and certain of the Captiva Solutions, LLC members (incorporated by reference to Annex B to the Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on November 17, 2005).
10.19	The Company 2005 Long-Term Equity Incentive Plan (incorporated by reference to Annex E to the Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on November 17, 2005).
10.20	Securities Purchase Agreement dated December 9, 2005 between the Company and Lightyear PBI Holdings, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 13, 2005).
10.21	Warrant Agreement dated December 9, 2005 between the Company and Lightyear PBI Holdings, LLC (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on December 13, 2005).
10.22	Warrant Certificate dated December 9, 2005 issued by the Company to Lightyear PBI Holdings, LLC (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on December 13, 2005).
10.23	Warrant Certificate dated December 9, 2005 issued by the Company to Lightyear PBI Holdings, LLC (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on December 13, 2005).

Exhibit
Number	Description of Exhibit

10.24	First Amendment to Credit Agreement dated December 8, 2005 between the Company, the guarantors thereto, and Bank of America, N.A. (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC on December 13, 2005).
10.25	Revolving Note dated December 8, 2005 issued by the Company to Bank of America, N.A. (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed with the SEC on December 13, 2005).
10.26	Employment Agreement dated December 9, 2005 between the Company and G. Lynn Boggs (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed with the SEC on December 13, 2005).
10.27	Stock Purchase Agreement dated January 23, 2006 among the Company and the Stockholders of Goldleaf Technologies, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 24, 2006).
10.28	Amended and Restated Credit Agreement dated January 23, 2006 between the Company and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 26, 2006).
10.29	Guaranty Side Letter dated January 23, 2006 between the Company, The Lightyear Fund, L.P. and Lightyear PBI Holdings, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on January 26, 2006).
10.30	Exchange Agreement dated January 23, 2006 between the Company and Lightyear PBI Holdings, LLC (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on January 26, 2006).
10.31	Amended and Restated Warrant Agreement dated January 23, 2006 between the Company and Lightyear PBI Holdings, LLC (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on January 26, 2006).
10.32	Amended and Restated Warrant Certificate dated January 23, 2006 issued by the Company to Lightyear PBI Holdings, LLC. (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on January 26, 2006).
10.33	Amended and Restated Warrant Certificate dated January 23, 2006 issued by the Company to Lightyear PBI Holdings, LLC (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC on January 26, 2006).
10.34	Second Amendment to Amended and Restated Credit Agreement dated April 5, 2005 by and among the Company, Bank of America, N.A., First Horizon Bank, and The Peoples Bank (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 6, 2006).
10.35	Term C Loan Note dated April 5, 2006 between the Company and First Horizon Bank (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on April 6, 2006).
10.36	Term D Loan Note dated April 5, 2006 between the Company and The People’s Bank (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on April 6, 2006).
10.37	Employment Agreement dated January 31, 2006 between the Company and Paul McCulloch (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 26, 2006.
10.38	Redemption and Recapitalization Agreement dated April 25, 2006 between the Company and Lightyear PBI Holdings, LLC. (incorporated by reference to Exhibit 10.38 to the Company's Registration Statement on Form S-1 filed with the SEC on April 26, 2006).
10.39	Third Amendment to Amended and Restated Credit Agreement dated May 3, 2006 by and among the Company, Bank of America, N.A., First Horizon Bank, and The Peoples Bank (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 16, 2006).
21.1	Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 to the Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed with the SEC on June 6, 2006).
23.1	Consent of Grant Thornton LLP (incorporated by reference to Exhibit 23.1 to the Amendment No. 2 to the Company’s Annual Report on Form 10-K filed with the SEC on August 2, 2006).
23.2	Consent of Ernst & Young LLP (incorporated by reference to Exhibit 23.2 to the Amendment No. 2 to the Company’s Annual Report on Form 10-K filed with the SEC on August 2, 2006).
31.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002-Chief Executive Officer.
31.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002-Chief Financial Officer.
32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002-Chief Executive Officer.
32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002-Chief Financial Officer.