Form 10-Q/A
period 2006-03-31
GOLDLEAF FINANCIAL SOLUTIONS INC.
filed 2006-08-16
CIK 1069469

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q/A
AMENDMENT NO. 3
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐       No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Class Common Stock, no par value	Outstanding as of July 31, 2006 15,816,452 shares

GOLDLEAF FINANCIAL SOLUTIONS, INC.
Form 10-Q/A
Amendment No. 3
For Quarter Ended March 31, 2006
EXPLANATORY NOTE
     Goldleaf Financial Solutions, Inc. filed its Quarterly Report on Form 10-Q for the first quarter of 2006 with the SEC on May 15, 2006. We had previously filed a Registration Statement on Form S-1 with the SEC on April 26, 2006. On June 6, 2006, we filed Amendment No. 1 to the Registration Statement in response to the SEC’s letter containing comments on the initial filing. On June 7, 2006, we filed Amendment No. 1 to our Quarterly Report on Form 10-Q for the first quarter of 2006 to conform the disclosure contained in the Quarterly Report on Form 10-Q to the disclosure contained in Amendment No. 1 to the Registration Statement. The SEC subsequently issued a letter containing additional comments on Amendment No. 1 to the Registration Statement, and, in response to those comments, we filed Amendment No. 2 to the Registration Statement on July 10, 2007. In response to that Amendment No. 2, the SEC issued a letter containing additional comments. To address the comments in that letter that related to our Quarterly Report on Form 10-Q, on August 2, 2006 we filed with the SEC an Amendment No. 2 to our Quarterly Report on Form 10-Q. In response to subsequent conversations with members of the SEC staff, we are filing this Amendment No. 3 to our Quarterly Report on Form 10-Q.
     This Amendment No. 3 to our Quarterly Report on Form 10-Q for the first quarter of 2006 amends only the items listed below. With respect to each item, we are amending the quarterly report to delete the disclosure under that item contained in our Quarterly Report on Form 10-Q, as amended, and to replace it in its entirety with the disclosure contained in this amendment.
INDEX

Page No.
Part I – Financial Information

Item 4 Controls and Procedures	3

Item 6 Exhibits	4

Signatures
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
Item 6. Exhibits
          The exhibits described in the following Index to Exhibits are filed as part of this quarterly report on Form 10-Q.

Exhibit
No.		Description
3.1	–	Amended and Restated Charter of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on No. 333-75013 Form S-1).

3.2	–	Amended and Restated By-laws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on No. 333-75013 Form S-1).

10.1	–	Stock Purchase Agreement dated January 23, 2006 among Private Business, Inc. and the Stockholders of Goldleaf Technologies, Inc. (incorporated by reference to Exhibit 2.1 to Private Business, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 24, 2006).

10.2	–	Amended and Restated Credit Agreement dated January 23, 2006 between Private Business, Inc. and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 to Private Business, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 26, 2006).

10.3	–	Guaranty Side Letter dated January 23, 2006 between Private Business, Inc., The Lightyear Fund, L.P. and Lightyear PBI Holdings, LLC (incorporated by reference to Exhibit 10.2 to Private Business, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 26, 2006).

10.4	–	Exchange Agreement dated January 23, 2006 between Private Business, Inc. and Lightyear PBI Holdings, LLC (incorporated by reference to Exhibit 10.3 to Private Business, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 26, 2006).

10.5	–	Amended and Restated Warrant Agreement dated January 23, 2006 between Private Business, Inc. and Lightyear PBI Holdings, LLC (incorporated by reference to Exhibit 10.4 to Private Business, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 26, 2006).

10.6	–	Amended and Restated Warrant Certificate dated January 23, 2006 issued by Private Business, Inc. to Lightyear PBI Holdings, LLC. (incorporated by reference to Exhibit 10.5 to Private Business, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 26, 2006).

10.7	–	Amended and Restated Warrant Certificate dated January 23, 2006 issued by Private Business, Inc. to Lightyear PBI Holdings, LLC (incorporated by reference to Exhibit 10.6 to Private Business, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 26, 2006).

10.8	–	Employment Agreement dated January 31, 2006 between Private Business, Inc. and Paul McCulloch (incorporated by reference to Exhibit 10.1 to Private Business Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 26, 2006).

31.1	–	Certification pursuant to Rule 13a – 14(a)/15d – 14(a) – Chief Executive Officer.

31.2	–	Certification pursuant to Rule 13a – 14(a)/15d – 14(a) – Chief Financial Officer.

Exhibit
No.		Description
32.1	–	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Executive Officer.

32.2	–	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer.

Signatures
     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Goldleaf Financial Solutions, Inc.
(f/k/a Private Business, Inc.) (Registrant)
Date: August 15, 2006	By:	/s/ G. Lynn Boggs
G. Lynn Boggs
Chief Executive Officer

Date: August 15, 2006	By:	/s/ J. Scott Craighead
J. Scott Craighead
Chief Financial Officer