Form 10-Q/A
period 2006-03-31
GOLDLEAF FINANCIAL SOLUTIONS INC.
filed 2006-09-12
CIK 1069469

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q/A
AMENDMENT NO. 4
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐       No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Class Common Stock, no par value	Outstanding as of September 8, 2006 3,163,310 shares

GOLDLEAF FINANCIAL SOLUTIONS, INC.
Form 10-Q/A
Amendment No. 4
For Quarter Ended March 31, 2006
EXPLANATORY NOTE
     Goldleaf Financial Solutions, Inc. filed its Quarterly Report on Form 10-Q for the first quarter of 2006 with the SEC on May 15, 2006. We had previously filed a Registration Statement on Form S-1 with the SEC on April 26, 2006. On June 6, 2006, we filed Amendment No. 1 to the Registration Statement in response to the SEC’s letter containing comments on the initial filing. On June 7, 2006, we filed Amendment No. 1 to our Quarterly Report on Form 10-Q for the first quarter of 2006 to conform the disclosure contained in the Quarterly Report on Form 10-Q to the disclosure contained in Amendment No. 1 to the Registration Statement. The SEC subsequently issued a letter containing additional comments on Amendment No. 1 to the Registration Statement, and, in response to those comments, we filed Amendment No. 2 to the Registration Statement on July 10, 2007. In response to that Amendment No. 2, the SEC issued a letter containing additional comments. To address the comments in that letter that related to our Quarterly Report on Form 10-Q, on August 2, 2006 we filed with the SEC an Amendment No. 2 to our Quarterly Report on Form 10-Q. On August 16, 2006, we filed Amendment No. 3 to our Quarterly Report on Form 10-Q in response to subsequent conversations with members of the SEC staff. We filed Amendment No. 3 to the Registration Statement on August 2, 2006 and Amendment No. 4 to the Registration Statement on August 22, 2006. We expect to file another amendment to the Registration Statement in the near future.
     As part of our ongoing accounting controls and procedures, we recently determined that certain operating expenses of our wholly-owned subsidiary, Goldleaf Technologies, Inc., in our consolidated statements of operations included in Amendment No. 1 to our Quarterly Report on Form 10-Q/A for the three months ended March 31, 2006, should have been classified as cost of revenues. We are filing this Amendment No. 4 to our Quarterly Report on Form 10-Q to reflect this reclassification and to make our disclosure consistent with the disclosure in our next amendment to the Registration Statement when we file it. We note that while these changes reduce our previously reported gross profit for the three months ended March 31, 2006, they do not affect operating income, net loss or net loss per share.
     This Amendment No. 4 to our Quarterly Report on Form 10-Q for the first quarter of 2006 amends only the items listed below, and only to reflect the reclassification, including its effect on our disclosure controls and procedures. With respect to each item, we are amending the quarterly report to delete the disclosure under that item contained in our Quarterly Report on Form 10-Q, as amended, and to replace it in its entirety with the disclosure contained in this amendment.
     Except for the foregoing amended information, this Quarterly Report on Form 10-Q/A continues to speak as of the date of the original filing or the subsequent amendment, as applicable, and we have not updated the disclosures contained in this report to reflect events that occurred at a later date.

Part I — Financial Information
Item 1 — Financial Statements
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

GOLDLEAF FINANCIAL SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS — UNAUDITED
For the Three Months Ended March 31, 2006 and 2005

	2006	2005

	(in thousands, except
	per share data)
Revenues:
Financial institution service fees	$10,214	$6,960
Retail inventory management services	2,095	2,202
Other products and services	722	37

Total revenues	13,031	9,199

Cost of Revenues:
Financial institution service fees	2,008	544
Retail inventory management services	247	287

Gross profit	10,776	8,368
Operating Expenses:
General and administrative	4,727	3,165
Selling and marketing	4,929	4,364
Research and development	131	65
Amortization	463	81
Other operating (income) expense, net	109	—

Total operating expenses	10,359	7,675

Operating Income	417	693
Interest Expense, Net	655	70

Income (loss) Before Income Taxes	(238)	623
Income tax provision (benefit)	(91)	244

Net Income (loss)	(147)	379
Preferred stock dividends	552	540

Net Loss Available to Common Shareholders	$(699)	$(161)

Loss Per Share:
Basic	$(0.04)	$(0.01)

Diluted	$(0.04)	$(0.01)

Weighted Average Common Shares Outstanding:
Basic	15,723	14,575

Diluted	15,723	14,575

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

	Three Months
	Ended March 31,

	2005	2006

Revenues:
Financial institution service fees	75.7%	78.4%
Retail inventory management services	23.9	16.1
Other products and services	0.4	5.5

Total revenues	100.0	100.0
Cost of revenues:
Financial institution service fees	5.9	15.4
Retail inventory management services	3.1	1.9
Gross profit	91.0	82.7
Operating expenses:
General and administrative	34.4	36.3
Selling and marketing	47.5	37.8
Research and development	0.7	1.0
Amortization	0.9	3.6
Other operating (income) expense, net	0.0	0.8

Total operating expenses	83.5	79.5

Operating income	7.5	3.2
Interest expense, net	(0.8)	(5.0)
Other income	0.0	0.0

Income (loss) before income taxes	6.7	(1.8)
Income tax provision (benefit)	2.7	(0.7)

Net income (loss)	4.0%	(1.1)%

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
      Cost of Revenues — financial institution service fees. Cost of revenues for financial institution services fees increased to $2.0 million for the three months ended March 31, 2006 compared to $544,000 for the three months ended March 31, 2005. This increase is primarily due to cost of sales of $164,000, $154,000 and $777,000 associated with KVI Capital, Captiva and Goldleaf Technologies, respectively. The remaining increase relates to increases in Free Checking expenses of $287,000 and MedCash expenses of $99,000. As sales of these products have increased in the first quarter of 2006, the costs associated with these products have also increased. There were minimal costs associated with these products during the first quarter of 2005. As a percentage of total revenues, cost of sales for financial institution service fees increased to 15.4% for the three months ended March 31, 2006 compared to 5.9% for the three months ended March 31, 2005.
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
      General and Administrative. General and administrative expenses increased 49.4% to $4.7 million for the three months ended March 31, 2006 compared to $3.2 million for the three months ended March 31, 2005. General and administrative expenses include the cost of our executive, finance, human resources, information and support services, administrative functions and general operations. The increase is primarily due to the additional general and administrative expenses of $526,000 and $642,000 associated with Goldleaf Technologies and Captiva, respectively. The majority of these expenses are salary and benefits for the non-sales employees of these entities. Also expensed in the first quarter of 2006 is approximately $160,000 of non-cash stock compensation expense as a result of our adoption of SFAS No. 123R, which requires the estimated fair value of employee stock options to be expensed over the service period. As a percentage of total revenue, general and administrative expenses increased to 36.3% for the three months ended March 31, 2006 compared to 34.4% for the three months ended March 31, 2005.

      Selling and Marketing. Selling and marketing expenses increased 12.9% to $4.9 million for the three months ended March 31, 2006 compared to $4.4 million for the three months ended March 31, 2005. Selling and marketing expenses include cost of wages and commissions paid to our sales force, travel costs of the sales force, recruiting for new sales and marketing personnel and marketing fees associated with direct and telemarketing programs. Selling and marketing expenses also include the cost of processing fees paid to third parties related to the delivery of certain products and services. The increase was primarily due to the acquisition of Goldleaf Technologies, which contributed approximately $555,000 to this category. As a percentage of total revenue, selling and marketing expenses were 37.8% and 47.5% for the three months ended March 31, 2006 and March 31, 2005, respectively.
      Research and Development. Research and development expenses increased to $131,000 for the three months ended March 31, 2006 compared to $65,000 for the three months ended March 31, 2005. Research and development expenses include the non-capitalizable direct costs associated with developing new versions of our software, as well as other software development projects that, in accordance with GAAP, we do not capitalize. The increase was primarily due to research and development activities for our remote capture and ACH products. These costs totaled approximately $90,000 during the three months ended March 31, 2006. As a percentage of total revenues, research and development expenses increased to 1.0% for the three months ended March 31, 2006 compared to 0.7% for the three months ended March 31, 2005.
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
     Our chief executive officer and chief financial officer reached the conclusion expressed in the preceding paragraph because of the matters described below.
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
     As described in the Explanatory Note at the beginning of this amended report, we recently determined that it we should have classified some of the first quarter 2006 operating expenses of Goldleaf Technologies as cost of revenues. This reclassification is reflected in our consolidated statements of operations for the three months ended March 31, 2006 included in this amended report.
     We believe that our failure to prepare and file with the SEC the financial statements described above within the time periods specified in the rules and forms of the SEC and our reclassification of certain operating expenses resulted from an inadequacy in our disclosure controls and procedures, which we have remediated in the second quarter of 2006 by improving our disclosure controls and procedures and implementing other remediation measures that include the following:
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
     • We have relocated our Goldleaf Technologies accounting staff to our corporate headquarters and have improved the communication process between our Goldleaf Technologies accounting personnel and our corporate accounting personnel.
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

Part II – Other Information
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

Goldleaf Financial Solutions, Inc.
(f/k/a Private Business, Inc.) (Registrant)
Date: September 12, 2006	By:	/s/ G. Lynn Boggs
G. Lynn Boggs
Chief Executive Officer

Date: September 12, 2006	By:	/s/ J. Scott Craighead
J. Scott Craighead
Chief Financial Officer