Form 10-Q/A
period 2006-06-30
GOLDLEAF FINANCIAL SOLUTIONS INC.
filed 2006-09-12
CIK 1069469

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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐     No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Class	Outstanding as of September 8, 2006

Common Stock, no par value	3,163,310 shares

GOLDLEAF FINANCIAL SOLUTIONS, INC.
Form 10-Q/A
Amendment No. 1
For Quarter Ended June 30, 2006
EXPLANATORY NOTE
     Goldleaf Financial Solutions, Inc. filed its Quarterly Report on Form 10-Q for the three months ended June 30, 2006 with the SEC on August 14, 2006. We had previously filed a Registration Statement on Form S-1 with the SEC on April 26, 2006. We subsequently filed several amendments to the Registration Statement, most recently on August 22, 2006. We expect to file another amendment to the Registration Statement in the near future. As part of our ongoing accounting controls and procedures, we recently determined that certain operating expenses of our wholly-owned subsidiary, Goldleaf Technologies, Inc., in our consolidated statements of operations included in Amendment No. 1 to our Quarterly Report on Form 10-Q/A for the three months ended March 31, 2006, should have been classified as cost of revenues. To reflect this reclassification, we are today filing another amendment to our Quarterly Report on Form 10-Q/A for the three months ended March 31, 2006. Although these changes do not affect our consolidated statements of operations for the three months ended June 30, 2006, they do affect our consolidated statements of operations for the six months ended June 30, 2006. Accordingly, to reflect this reclassification in the statements of operations for the six-month period and to make our disclosure consistent with the disclosure in the amendment to the Registration Statement when we file it, we are filing this Amendment No. 1 to our Quarterly Report for the three months ended June 30, 2006. We note that while these changes reduce our previously reported gross profit for the six months ended June 30, 2006, they do not affect operating income, net loss or net loss per share.
     We further note that on September 8, 2006, we effected a one-for-five reverse stock split of our common stock. We will reflect that stock split in the amended Registration Statement when we file it. Again, to make our disclosure consistent with the disclosure in the Registration Statement, we are revising the financial data in this Quarterly Report on Form 10-Q for the three months ended June 30, 2006 to reflect the reverse stock split.
     This Amendment No. 1 to our Quarterly Report on Form 10-Q for the three months ended June 30, 2006 amends only the items listed below, and only to reflect the reclassification (including its effect on our disclosure controls and procedures), to reflect the reverse stock split and to expand our discussion of how we recognize revenue from our financial institution service fees. With respect to each item, we are amending the quarterly report to delete the disclosure under that item contained in our Quarterly Report on Form 10-Q, as amended, and to replace it in its entirety with the disclosure contained in this amendment.
INDEX

Page
No.
Part I — Financial Information
Item 1 Financial Statements:
Unaudited Interim Consolidated Financial Data
Unaudited Consolidated Balance Sheets as of June 30, 2006 and December 31, 2005	3
Unaudited Consolidated Statements of Operations for the Three Months Ended June 30, 2006 and 2005	4
Unaudited Consolidated Statements of Operations for the Six Months Ended June 30, 2006 and 2005	5
Unaudited Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2006 and 2005	6
Notes to Unaudited Consolidated Financial Statements	8
Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 4 Controls and Procedures	30
Part II — Other Information
Item 6 Exhibits	32
Signatures	34
EX-31.1 SECTION 302 CERTIFICATION OF CEO
EX-31.2 SECTION 302 CERTIFICATION OF CFO
EX-32.1 SECTION 906 CERTIFICATION OF CEO
EX-32.2 SECTION 906 CERTIFICATION OF CFO
     Except for the foregoing amended information, this Quarterly Report on Form 10-Q/A continues to speak as of the date of the original filing and we have not updated the disclosures contained in this report to reflect events that occurred at a later date unless otherwise noted.

Part I — Financial Information
Item 1 Financial Statements
GOLDLEAF FINANCIAL SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2006	December 31, 2005
	(Unaudited)	(Audited)
	(in thousands, except share data)
Assets
Current Assets:
Cash and cash equivalents	$710	$137
Restricted cash	9,915	50
Accounts receivable—trade, net of allowance for doubtful accounts of $364 and $206, respectively	5,561	4,773
Accounts receivable—other	262	26
Deferred tax assets	637	370
Investment in direct financing leases	1,916	2,235
Prepaid and other current assets	1,950	1,567

Total current assets	20,951	9,158

Property and equipment, net	3,641	2,187
Operating lease equipment, net	111	187
Other assets:
Software development costs, net	2,214	1,618
Deferred tax assets	1,726	1,456
Investment in direct financing leases, net of current portion	4,281	4,642
Intangible and other assets, net	17,009	4,931
Goodwill	24,650	12,378

Total other assets	49,880	25,025

Total assets	$74,583	$36,557

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,372	$2,535
Accrued liabilities	3,960	1,582
Dividends payable	605	—
Deferred revenue	2,923	456
Customer deposits	9,865	—
Current portion of capital lease obligations	286	—
Current portion of non-recourse lease notes payable	2,046	2,336
Note payable	650	—
Current portion of long-term debt	6,000	—

Total current liabilities	30,707	6,909

Revolving line of credit	550	—
Non-recourse lease notes payable, net of current portion	3,768	4,056
Deferred revenue	2,594	—
Capital lease obligations, net of current portion	1,165	—
Other non-current liabilities	105	230
Long-term debt, net of current portion	9,750	—
Senior subordinated long-term debt, net of unamortized discount of $1,491	—	8,509
Preferred Stock, Series C redeemable, no par value, 10,000 shares issued and outstanding; net of unamortized discount of $1,340	8,660	—

Total liabilities	57,299	19,704

Commitments and Contingencies
Stockholders’ Equity:
Common stock, no par value; 100,000,000 shares authorized; shares issued and outstanding, 3,163,290 and 3,097,891, respectively	—	—
Preferred Stock, 20,000,000 shares authorized:
Series A non-convertible, no par value; 21,012.5 and 20,000 shares issued and outstanding, respectively	6,796	6,209
Series B convertible, no par value; 40,031 shares issued and outstanding	114	114
Additional paid-in capital	8,236	6,998
Retained earnings	2,138	3,532

Total Stockholders’ Equity	17,284	16,853

Total Liabilities and Stockholders’ Equity	$74,583	$36,557

GOLDLEAF FINANCIAL SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS — UNAUDITED
For the Three Months Ended June 30, 2006 and 2005

	2006	2005
	(in thousands, except
	per share data)

Revenues:
Financial institution service fees	$11,308	$7,215
Retail inventory management services	2,028	2,193
Other products and services	762	93

Total revenues	14,098	9,501

Cost of Revenues:
Financial institution service fees	2,338	627
Retail inventory management services	236	238

Gross profit	11,524	8,636

Operating Expenses:
General and administrative	4,898	2,820
Selling and marketing	4,914	4,497
Research and development	360	60
Amortization	636	82
Other operating expense, net	15	19

Total operating expenses	10,823	7,478

Operating Income	701	1,158
Interest Expense, Net	(917)	(70)

(Loss) Income Before Income Taxes	(216)	1,088
Income tax (benefit) provision	(86)	423

Net (Loss) Income	(130)	665
Preferred stock dividends	565	540

Net (Loss) Income Available to Common Shareholders	$(695)	$125

(Loss) Earnings Per Share:
Basic	$(0.22)	$0.04

Diluted	$(0.22)	$0.04

Weighted Average Common Shares Outstanding:
Basic	3,162	2,932

Diluted	3,162	2,991

The accompanying notes are an integral part of these consolidated financial statements.

GOLDLEAF FINANCIAL SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS — UNAUDITED
For the Six Months Ended June 30, 2006 and 2005

	2006	2005
	(in thousands, except
	per share data)

Revenues:
Financial institution service fees	$21,520	$14,175
Retail inventory management services	4,123	4,395
Other products and services	1,486	130

Total revenues	27,129	18,700

Cost of Revenues:
Financial institution service fees	4,346	1,168
Retail inventory management services	483	525

Gross profit	22,300	17,007

Operating Expenses:
General and administrative	9,625	5,974
Selling and marketing	9,842	8,872
Research and development	491	128
Amortization	1,099	163
Other operating expense, net	124	19

Total operating expenses	21,181	15,156

Operating Income	1,119	1,851
Interest Expense, Net	(1,572)	(140)

(Loss) Income Before Income Taxes	(453)	1,711
Income tax (benefit) provision	(177)	667

Net (Loss) Income	(276)	1,044
Preferred stock dividends	1,118	1,080

Net Loss Available to Common Shareholders	$(1,394)	$(36)

Loss Per Share:
Basic	$(0.44)	$(0.01)

Diluted	$(0.44)	$(0.01)

Weighted Average Common Shares Outstanding:
Basic	3,154	2,924

Diluted	3,154	2,924

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

GOLDLEAF FINANCIAL SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED
For the Six Months Ended June 30, 2006 and 2005

	2006	2005
	(in thousands)

Cash Flows From Financing Activities:
Repayments on long-term debt	$(250)	$(833)
Repayments on capital lease obligations	(105)	—
Proceeds from amended and restated debt facility with Bank of America, net of issuance costs of $518	15,482	—
Proceeds from revolving line of credit, net	443	770
Repayment of note payable	(350)
Repayments of non-recourse lease financing notes payable	(1,176)	—
Proceeds from non-recourse lease financing notes payable	783	—
Proceeds from exercise of employee stock options	7	360
Stock issued through employee stock purchase plan	5	18
Repurchase of common stock	—	(88)
Receipt of dividends previously paid	500	—
Payments of preferred dividends declared	—	(1,080)

Net cash provided by (used in) financing activities	15,339	(853)

Net Change in Cash and Cash Equivalents	573	(7)

Cash and Cash Equivalents at beginning of year	$137	7

Cash and Cash Equivalents at end of period	$710	$0

Supplemental Cash Flow Information:
Cash payments for income taxes during period	$144	$199

Cash payments of interest during period	$672	$100

Non-cash Investing Activities:
Issuance of 62,954 common shares as purchase consideration in the Goldleaf Technologies, Inc. and P.T.C. Banking acquisitions	$461	$—

Issuance of note payable to Goldleaf executive for signing bonus	$1,000	$—

Payment-in-kind on Series A preferred stock dividend	$1,012	—

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
     The Company has four stock option plans; the 1994 Stock Option Plan, the 1999 Stock Option Plan, the 2004 Equity Incentive Plan, and the 2005 Long-Term Equity Incentive Plan. Options under these plans include non-qualified and incentive stock options and are issued to officers, key employees and directors of the Company. The Company has reserved 1,640,709 new shares of common stock for these plans, under which the options are typically granted at a minimum of 100% of the fair market value of common stock on the date of the grant, expire 10 years from the date of the grant and typically vest over a four-year service period as determined by the board of directors. Certain options provide for accelerated vesting if there is a change in control (as defined by the plans). The Company also has approximately 169,697 shares of common stock reserved for the issuance of options replacing the Towne options outstanding at the time of the Company’s merger with Towne Services, Inc. in August 2001.

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
     The adoption of SFAS No. 123R decreased the Company’s second quarter and first six months of 2006 reported operating income and increased the loss before income taxes by approximately $180,000 and $340,000 respectively, increased the reported net loss by approximately $110,000 and $207,000, respectively and increased the reported basic and diluted net loss per share by $0.05 and $0.05, respectively per share. The expense, before income tax effect, is reflected in general and administrative expense. The Company’s adoption of SFAS No. 123R did not affect operating income, income before income taxes, net income, cash flow from operations, cash flow from financing activities, and basic and diluted net income per share in the comparable second periods of 2005.
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
     Below is a summary of the Company’s option activity as of June 30, 2006, and changes during the six months ended June 30, 2006:

		Weighted Average	Remaining
	Number of Shares	Exercise Price	Contractual Life	Intrinsic Value
Balance of December 31, 2005	1,072,659	$11.20
Granted	391,460	6.80
Exercised	(1,560)	2.95
Canceled	(55,600)	26.20

Balance of June 30, 2006	1,406,959	$9.00	8.4 years	3,080,331

Balance exercisable at June 30, 2006	316,383	$16.55	5.0 years	517,021

     The weighted-average grant date fair value of options granted during the three and the six months ended June 30, 2006 and 2005 was $5.15 and $4.05 and $0 and $8.25, respectively. The total fair value of stock options that vested during the three months and six months ended June 30, 2006 was $1,195 and $86,151, respectively. The total intrinsic value of stock options exercised during the three months and six months ended June 30, 2006 was $6,300 and $9,462, respectively.
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

	Three Months Ended	Six Months Ended
	June 30, 2005	June 30, 2005
	(In thousands,	(In thousands,
	except per share data)	except per share data)
Net income (loss) available to common shareholders, as reported	$125	$(36)
Add (Deduct): Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	250	243

Pro forma net income	$375	$207

Income per share:
Basic —as reported	$0.04	$(0.01)

Basic —pro forma	$0.13	$0.07

Diluted —as reported	$0.04	$(0.01)

Diluted —pro forma	$0.13	$0.07

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
D. Acquisitions
     Assets of P.T.C. Banking Systems, Inc.
     On January 18, 2006, the Company executed an asset purchase agreement to acquire certain operating assets and liabilities from P.T.C. Banking Systems, Inc. (“P.T.C.”), in exchange for cash consideration of $948,836 and common stock consideration of $62,000 (8,485 shares valued at $7.30). Simultaneous with the execution of the asset purchase agreement, the Company entered into a one-year employment agreement with the principal officer of P.T.C. The operating results of P.T.C. were included with those of the Company beginning January 18, 2006. The transaction was accounted for in accordance with SFAS No. 141, Business Combinations.

     The preliminary purchase price allocation is as follows:

(In thousands, except per share amounts)
Purchase Price:
Cash	$949
Common shares (8,485 shares valued at $7.30 per share)	62
Direct costs of acquisition	19

Total purchase price	$1,030

Value assigned to assets and liabilities:
Assets:
Current assets	$10
Property and equipment	15
Customer list (estimated life of ten years)	53
Acquired technology (estimated life of five years)	280
Non-compete (estimated life of three years)	375
Goodwill	461
Liabilities:
Accounts payable	14
Accrued liabilities	10
Deferred revenue	140

Total net assets	$1,030

     During the quarter ended June 30, 2006, the Company updated its analysis of the estimated fair value of the intangible assets of P.T.C. The results of this analysis are reflected in the above purchase price allocation, and resulted in a net decrease to goodwill totaling approximately $15,000.
     Goldleaf Technologies, Inc.
     On January 31, 2006, the Company acquired 100% of the outstanding capital stock of Goldleaf Technologies, Inc. (“GTI”) in exchange for cash consideration of $16,785,121 and common stock consideration of $400,341 (54,468 shares valued at $7.35 per share). Simultaneous with the execution of the merger agreement, the Company entered into a two-year employment agreement with the chief executive officer of GTI to become an executive vice president of the Company. The operating results of GTI were included with those of the Company beginning January 31, 2006. The transaction was accounted for in accordance with SFAS No. 141, Business Combinations. The preliminary purchase price allocation is as follows:

(In thousands except share amounts)
Purchase Price:
Cash (includes $830,000 paid to executives considered as purchase price)	$17,615
Note payable to executive	1,000
Common shares (54,468 shares valued at $7.35 per share)	400
Direct acquisition costs	186

Total purchase price	$19,201

Value assigned to assets and liabilities:
Assets:
Cash	$1,405
Restricted cash	11,258
Accounts receivable	466
Other current assets	156
Property and equipment	1,811
Deferred tax asset	171
Customer list (estimated life of ten years)	3,290
Acquired technology (estimated life of seven years)	3,090
Trademarks/tradenames (indefinite life)	4,470
Non-compete (estimated life of three years)	1,300
Goodwill	11,510
Liabilities:
Accounts payable	1,176
Accrued liabilities	1,545
Customer deposits	11,258
Capital lease obligations	1,557
Deferred revenue	4,190

Total net assets	$19,201

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
     During the second quarter of 2006, the Company began the process of modifying GTI’s ACH and Remote Deposit contracts entered into after the January 31, 2006 acquisition date. The primary modification related to allowing for customers of these products to take possession of the software for use on an in-house basis versus the primary application service provider (“ASP”) basis that GTI typically employs. In accordance with the guidance provided in EITF No. 00-3, Application of AICPA SOP 97-2, “Software Revenue Recognition,” to Arrangements That Include the Right to Use Software Stored on Another Entity’s Hardware, this change in contractual terms results in a change in the applicable accounting literature from EITF 00-21 to SOP 97-2, Software Revenue Recognition, as modified by SOPs 98-4 and 98-9. Under SOP 97-2, if vendor specific objective evidence of fair value, (“VSOE”) has been established for all undelivered elements, the residual method applies. Under the residual method, the fair value of each undelivered element is deferred and the difference between the total arrangement fee and the amount deferred for the undelivered elements is recognized as revenue related to the delivered elements. Therefore, in April 2006, the Company began recognizing the up-front fees when all of the revenue recognition criteria in paragraph 8 of SOP 97-2 have been met, which is normally upon customer implementation. Revenue related to the undelivered elements are recognized as the services are delivered. Included in second quarter revenue is approximately $388,000 related to up-front fees for contracts entered into in the first quarter that were amended in the second quarter as discussed above and approximately $434,000 related to up-front fees for contracts entered into in the second quarter. Had the Company not adopted this change, the total of $822,000 in additional revenue in the first two quarters of 2006 would have been spread over the estimated life of the client relationships, which is approximately 60 months. The effect of this change on how the Company recognizes revenue from sales of these products in future quarters will be to accelerate the amount of revenue it recognizes in each quarter in which it sells the products, although the precise amount will vary depending on the number and dollar amount of its contracts.
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
     The $6.0 million Term B Note is guaranteed by The Lightyear Fund, L.P. If we are unable to repay the $6.0 million Term B loan by September 30, 2006 and The Lightyear Fund, L.P. is required to repay the Term B loan on our behalf, we are obligated to issue new Series D preferred shares to The Lightyear Fund, L.P. The Series D preferred shares will carry a 10% per annum dividend rate, will have a mandatory redemption date nine months from the date of issuance, and will require the issuance of a warrant to purchase 13,209 shares of common stock with an exercise price of $0.05 per share. We will also be required to pay a closing fee equal to 3.75% of the amount The Lightyear Fund, L.P. repays to Bank of America on our behalf.
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
     Under the terms of the Bank of America credit facility, we are prohibited from declaring and paying cash dividends on our preferred stock during the term of the facility. On January 23, 2006, Lightyear agreed to accept PIK (paid in kind) dividends consisting of preferred stock and warrants, in lieu of cash dividends on the Series A preferred stock through January 1, 2007. On the Series C preferred stock, if cash dividends are not paid quarterly, the dividend rate increases from 10% to 12% annually through January 1, 2008. Accordingly, effective April 1, 2006, we issued:
•	an additional 500 shares of Series A preferred stock to Lightyear in lieu of $500,000 in cash dividends that became due on January 1, 2006 on the Series a preferred stock;

•	an additional 512.5 shares of Series A preferred stock to Lightyear in lieu of $512,500 in cash dividends that became due on April 1, 2006 on the Series A preferred stock; and

•	warrants to Lightyear that give Lightyear the right to purchase 153,409 shares of our common stock at an exercise price of $6.60 per share.
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
     The following table represents information necessary to calculate earnings per share for the three and six-month periods ended June 30, 2006 and 2005:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005
	(in thousands)		(in thousands)

Net (loss) income available to common shareholders	$(695)	$125	$(1,394)	$(36)

Weighted average common shares outstanding	3,162	2,932	3,154	2,924
Plus additional shares from common stock equivalent shares:
Options, warrants, and convertible preferred stock	—	59	—	—

Diluted weighted average common shares outstanding	3,162	2,991	3,154	2,924

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

	Three Months Ended June 30, 2006			Three Months Ended June 30, 2005
		Retail			Retail
	Financial	Inventory		Financial	Inventory
	Institution	Management		Institution	Management
	Service Fees	Services	Total	Service Fees	Services	Total
	(In thousands)
Revenues	$12,070	$2,028	$14,098	$7,308	$2,193	$9,501

Cost of revenues	2,338	236	2, 574	627	238	865

Gross profit	9,732	1,792	11,524	6,681	1,955	8,636

(Loss) income before taxes	(636)	420	(216)	663	425	1,088

Assets	71,131	3,452	74,583	16,612	3,944	20,556

Total expenditures for additions to long-lived assets	$663	$—	$663	$390	$9	$399

Goodwill	$23,150	$1,500	$24,650	$10,878	$1,500	$12,378

	Six Months Ended June 30, 2006			Six Months Ended June 30, 2005
		Retail			Retail
	Financial	Inventory		Financial	Inventory
	Institution	Management		Institution	Management
	Service Fees	Services	Total	Service Fees	Services	Total
	(In thousands)
Revenues	$23,006	$4,123	$27,129	$14,305	$4,395	$18,700

Cost of revenues	4,346	483	4,829	1,168	525	1,693

Gross profit	18,660	3,640	22,300	13,137	3,870	17,007

(Loss) income before taxes	(1,265)	812	(453)	1,009	702	1,711

Assets	71,131	3,452	74,583	16,612	3,944	20,556

Total expenditures for additions to long-lived assets	$1,466	$12	$1,478	$609	$9	$618

Goodwill	$23,150	$1,500	$24,650	$10,878	$1,500	$12,378

I. Stock Option Grants
     During the quarter ended June 30, 2006, the Company granted 36,000 common stock options at an exercise price of $8.10 per share. These options were issued under the Company’s 1999 Stock Option Plan and vest one-fourth each year. The Company calculated the estimated fair value of these options in accordance with SFAS 123(R) using a volatility rate of 58%, and expected dividend yield of 0.0%, a risk-free rate of return of 5.08% and an expected life of 7 years. The estimated fair value of these options, using the above assumptions, is $5.15 per share.

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

	Unaudited Pro Forma Statement of Operations
	For The Six Months Ended June 30, 2006
				Unaudited
				Pro Forma
				Adjustments
	Goldleaf	GTI		Debit		Credit	Total
	(In thousands, except per share data)
Revenues	$27,129	$1,014	A	$41			$28,102
			B	100
Operating expenses	26,010	1,010	C	6			27,126

Operating income	1,119	4		(147)			976
Interest expense, net	1,572	0	D	87			1,659

Income (loss) before provision (benefit) for income taxes	(453)	4		(234)			(683)

Income tax benefit	(177)	0			E	96	(273)

Net loss	(276)	4		(234)		96	(410)
Preferred dividends	1,118	0		0		0	1,118

Net loss available to common shareholders	$(1,394)	$4		(234)	E	96	$(1,528)

Diluted earnings (loss) per share	$(0.44)						$(0.49)

	Unaudited Pro Forma Statement of Operations
	For The Year Ended December 31, 2005
						Unaudited
						Pro Forma Adjustments
			KVI							Pro
	Goldleaf	Captiva	Capital	GTI		Debit		Credit		Format
	(In thousands, except per share data)
Revenues	$38,351	$1,713	$816	$9,412	A	$917		$		$49,375
					B	1,276
Operating expenses	34,276	2,289	950	10,721	C	468				49,980

Operating income (loss)	4,075	(576)	(134)	(1,309)		(2,661)				(605)
Interest expense, net	381	164	—	(39)	D	2,369				2,875

Income (loss) before provision for income taxes	3,694	(740)	(134)	(1,270)		(5,030)				(3,480)
Provision (benefit) for income taxes	1,359						E		2,716	(1,357)

Net income (loss)	2,335	(740)	(134)	(1,270)		(5,030)			2,716	(2,123)
Preferred stock dividends	2,160			2,915			F		2,915	2,160

Net income (loss) attributable to common shareholders	$175	$(740)	$(134)	$(4,185)		(5,030)			$5,631	$(4,283)

Diluted earnings (loss) per share	$0.06									$(1.39)

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
     The pro forma statement of operations data for the year ended December 31, 2005 do not include stock compensation expense for the new stock options issued in conjunction with the Captiva and GTI acquisitions. The stock option grants made on October 20, 2005 (related to Captiva) and January 31, 2006 (related to GTI) totaled 920,000. Had these option grants been issued as of January 1, 2005, the estimated fair value using the Black-Scholes model would have been $7.45 and $8.05 per share, respectively. Until January 1, 2006, the Company accounted for stock-based compensation plans under the intrinsic value-based method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and did not utilize the fair value method. If the Company expensed options under SFAS No. 123, Accounting for Stock-Based Compensation, during 2005 and if the Company had acquired Captiva and GTI on January 1, 2005, an estimated additional $1.3 million of compensation expense would have been expensed during the year ended December 31, 2005. Beginning January 1, 2006, the Company began to expense the remaining unvested fair value of all stock options, including those issued as part of the GTI and Captiva transactions. The estimated annual stock compensation expense for the stock options issued as part of these acquisitions, using the actual calculated fair values of $3.70 and $4.15, respectively, is approximately $464,000.
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

L. Subsequent Events
     Under the terms of the Bank of America credit facility, we are prohibited from declaring and paying cash dividends on our preferred stock during the term of the facility. On January 23, 2006, Lightyear agreed to accept PIK (paid in kind) dividends consisting of preferred stock and warrants, in lieu of cash dividends on (a) the Series A preferred stock through January 1, 2007 and (b) the Series C preferred stock through January 1, 2008. Accordingly, effective July 1, 2006, we issued:
•	an additional 525.3 shares of Series A preferred stock to Lightyear in lieu of $525,300 in cash dividends that became due on July 1, 2006 on the Series A preferred stock; and

•	warrants to Lightyear that give Lightyear the right to purchase 79,593 shares of our common stock at an exercise price of $6.60 per share.
     On August 8, 2006, the Company’s Board of Directors approved a one for five reverse stock split which was effected on September 8, 2006. As a result, all common shares, options, warrants and per share amounts for all prior periods have been adjusted to reflect this reverse split in the accompanying consolidated historical financial statements.
     As previously disclosed in our current report on Form 8-K filed with the SEC on September 6, 2006, on August 31, 2006 we entered into a fifth amendment to our Bank of America credit facility. The fifth amendment included the following changes to the Bank of America credit facility:
•	the maturity of the $6,000,000 Term B Loan was extended from September 30, 2006 to January 31, 2007;

•	the interest rate on the Term B Loan was reduced from three percent over LIBOR to one and one-fourth percent over LIBOR;

•	the Funded Debt to EBITDA Ratio was increased from 2.00:1 to 2.25:1 for the period beginning July 1, 2006 and ending March 31, 2007;

•	the amount of permitted annual capital expenditures was increased from $2,500,000 to $3,000,000; and

•	the period in which we may have up to $1,500,000 in capital lease obligations that are assumed in connection with investments or acquisitions was extended from October 31, 2006 to March 31, 2007.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations Three and Six Months Ended June 30, 2006 and 2005
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

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2005	2006	2005	2006
Revenues:
Financial institution service fees	75.9%	80.2%	75.8%	79.3%
Retail inventory management services	23.1	14.4	23.5	15.2
Other products and services	1.0	5.4	0.7	5.5

Total revenues	100.0	100.0	100.0	100.0
Cost of revenues:
Financial institution service fees	6.6	16.6	6.3	16.0
Retail inventory management services	2.5	1.7	2.8	1.8

Gross profit	90.9	81.7	90.9	82.2
Operating expenses:
General and administrative	29.7	34.7	31.9	35.4
Selling and marketing	47.3	34.8	47.4	36.3
Research and development	0.6	2.6	0.7	1.8
Amortization	0.9	4.5	0.9	4.1
Other operating (income) expense, net	0.2	0.1	0.1	0.5

Total operating expenses	78.7	76.7	81.0	78.1

Operating income	12.2	5.0	9.9	4.1
Interest expense, net	0.7	6.5	0.7	5.8

Income (loss) before income taxes	11.5	(1.5)	9.2	(1.7)
Income tax provision (benefit)	4.5	(0.6)	3.6	(0.6)

Net income (loss)	7.0%	(0.9)%	5.6%	(1.1)%

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
     Cost of Revenues — financial institution service fees. Cost of revenues for financial institution services fees increased to $2.3 million and $4.3 million for the three and six months ended June 30, 2006 compared to $627,000 and $1.2 million for the three and six months ended June 30, 2005. For the three and six months ended June 30, 2006, the increase is primarily due to cost of sales associated with our acquisitions totaling $1.5 million and $2.6 million, respectively. The remaining increase relates to increases in Free Checking expenses of $75,000 and $362,000, respectively, and MedCash expenses of $80,000 and $178,000, respectively, for the three and six months ended June 30, 2006. As sales of these products have increased in the second quarter of 2006, the costs associated with these products have also increased. As a percentage of total revenues, cost of sales for financial institution service fees increased to 16.6% and 16.0% for the three and six months ended June 30, 2006 compared to 6.6% and 6.2% for the comparable periods ended June 30, 2005. The increase as a percentage of total revenues is a result of the products from our acquisitions and the Free Checking and MedCash products having higher direct costs, resulting in a higher cost of revenues for financial institution service fees in total.
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
     General and Administrative. General and administrative expenses increased 73.7% and 61.1% to $4.9 million and $9.6 million for the three and six months ended June 30, 2006 compared to $2.8 million and $6.0 million for the comparable periods ended June 30, 2005. General and administrative expenses include the cost of our executive, finance, human resources, information and support services, administrative functions and general operations. The increase for the three and six months ended June 30, 2006 is primarily due to the additional general and administrative expenses of $765,000 and $1.3 million associated with the Goldleaf Technologies acquisition, respectively, and $597,000 and $1.2 million associated with the Captiva acquisition, respectively. The majority of these expenses are salary and benefits for the non-sales employees of these entities. Also expensed in the three and six months ended June 30, 2006 is approximately $180,000 and $340,000, respectively, of non-cash stock compensation expense as a result of our adoption of SFAS No. 123R, which requires the estimated fair value of employee stock options to be expensed over the service period. As a percentage of total revenue, general and administrative expenses increased to 34.7% and 35.4% for the three and six months ended June 30, 2006 compared to 29.7% and 31.9% for the comparable periods ended June 30, 2005.
     Selling and Marketing. Selling and marketing expenses increased 9.3% and 10.9% to $4.9 million and $9.8 million for the three and six months ended June 30, 2006 compared to $4.5 million and $8.9 million for the comparable periods ended June 30, 2005. Selling and marketing expenses include cost of wages and commissions paid to our sales force, travel costs of the sales force, recruiting for new sales and marketing personnel and marketing fees associated with direct and telemarketing programs. The increase was primarily due to the acquisition of Goldleaf Technologies, which contributed approximately $800,000 and $1.4 million to this category for the three and six months ended June 30, 2006, respectively. As a percentage of total revenue, selling and marketing expenses were 34.8% and 36.3% for the three and six months ended June 30, 2006 compared to 47.3% and 47.4% for the comparable periods ended June 30, 2005, respectively.
     Research and Development. Research and development expenses increased to $360,000 and $491,000 for the three and six months ended June 30, 2006 compared to $60,000 and $128,000 for the comparable periods ended June 30, 2005. Research and development expenses include the non-capitalizable direct costs associated with developing new versions of our software, as well as other software development projects that, in accordance with GAAP, we do not capitalize. The increase was primarily due to research and development activities for our remote capture and ACH products. These costs totaled approximately $336,000 and $427,000 during the three and six months ended June 30, 2006. As a percentage of total revenues, research and development expenses increased to 2.6% and 1.8% for the three and six months ended June 30, 2006 compared to 0.6% and 0.7% for the comparable periods ended June 30, 2005.
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
     We account for the ACH and remote deposit products in accordance with the SOP 97-2. We license these products under automatically renewing agreements, which allow our customers to use the software for the term of the agreement, typically five years, and each renewal period. Typically, there is an up-front fee, annual or monthly maintenance and hosting fees for each year of the contract, and per originator and per transaction fees for processing of ACH and remote deposit transactions. We also offer training services on a per training day basis if the customer requests training. During the second quarter of 2006, the Company began the process of modifying GTI’s ACH and Remote Deposit contracts entered into after the January 31, 2006 acquisition date. The primary modification related to allowing for customers of these products to take possession of the software for use on an in-house basis versus the primary application service provider (“ASP”) basis that GTI typically employs. In accordance with the guidance provided in EITF No. 00-3, Application of AICPA SOP 97-2, “Software Revenue Recognition,” to Arrangements That Include the Right to Use Software Stored on Another Entity’s Hardware, this change in contractual terms results in a change in the applicable accounting literature from EITF 00-21 to SOP 97-2, Software Revenue Recognition, as modified by SOPs 98-4 and 98-9. Under SOP 97-2, if vendor specific objective evidence of fair value, (“VSOE”) has been established for all undelivered elements, the residual method applies. Under the residual method, the fair value of each undelivered element is deferred and the difference between the total arrangement fee and the amount deferred for the undelivered elements is recognized as revenue related to the delivered elements. Therefore, in April 2006, the Company began recognizing the up-front fees when all of the revenue recognition criteria in paragraph 8 of SOP 97-2 have been met, which is normally upon customer implementation. Revenue related to the undelivered elements are recognized as the services are delivered. Included in second quarter revenue is approximately $388,000 related to up-front fees for contracts entered into in the first quarter that were amended in the second quarter as discussed above and approximately $434,000 related to up-front fees for contracts entered into in the second quarter. Had we not adopted this change, the total of $822,000 in additional revenue in the first two quarters of 2006 would have been spread over the estimated life of the client relationships, which is approximately 60 months. The effect of this change on how we recognize revenue from sales of these products in future quarters will be to accelerate the amount of revenue we recognize in each quarter in which we sell the products, although the precise amount will vary depending on the number and dollar amount of our contracts.
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
     As described in the Explanatory Note at the beginning of this amended report, we recently determined that we should have classified some of the first quarter 2006 operating expenses of Goldleaf Technologies as cost of revenues. This reclassification is reflected in our consolidated statements of operations for the six months ended June 30, 2006 included in this amended report.
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