Form 10-Q
period 2006-09-30
GOLDLEAF FINANCIAL SOLUTIONS INC.
filed 2006-11-13
CIK 1069469

SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2006

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

Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☒

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

          Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Class	Outstanding as of October 31, 2006

Common Stock, no par value	17,009,148 shares

GOLDLEAF FINANCIAL SOLUTIONS, INC.
Form 10-Q
For Quarter Ended September 30, 2006

GOLDLEAF FINANCIAL SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30, 2006	December 31, 2005

	(Unaudited)	(Audited)
	(in thousands, except share data)
Assets
Current Assets:
Cash and cash equivalents	$1,923	$137
Restricted cash	11,246	50
Accounts receivable—trade, net of allowance for doubtful accounts of $354 and $206, respectively	6,039	4,773
Accounts receivable—other	6	26
Deferred tax assets	272	370
Investment in direct financing leases	1,989	2,235
Prepaid and other current assets	2,894	1,567

Total current assets	24,369	9,158

Property and equipment, net	3,545	2,187
Operating lease equipment, net	94	187
Other assets:
Software development costs, net	2,414	1,618
Deferred tax assets	1,986	1,456
Investment in direct financing leases, net of current portion	4,276	4,642
Intangible and other assets, net	16,294	4,931
Goodwill	24,985	12,378

Total other assets	49,955	25,025

Total assets	$77,963	$36,557

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,611	$2,535
Accrued liabilities	5,651	1,582
Dividends payable	663	—
Deferred revenue	3,175	456
Customer deposits	11,194	—
Current portion of capital lease obligations	328	—
Current portion of non-recourse lease notes payable	2,016	2,336
Note payable	150	—
Current portion of long-term debt	6,000	—

Total current liabilities	32,788	6,909

Revolving line of credit	2,050	—
Non-recourse lease notes payable, net of current portion	3,825	4,056
Deferred revenue	2,099	—
Capital lease obligations, net of current portion	1,059	—
Other non-current liabilities	98	230
Long-term debt, net of current portion	9,750	—
Senior subordinated long-term debt, net of unamortized discount of $1,491	—	8,509
Preferred Stock, Series C redeemable, no par value, 10,667.4 shares issued and outstanding; net of unamortized discount of $1,265	8,735	—

Total liabilities	60,404	19,704

Commitments and Contingencies
Stockholders’ Equity:
Common stock, no par value; 100,000,000 shares authorized; shares issued and outstanding, 3,163,148 and 3,097,891, respectively	—	—
Preferred Stock, 20,000,000 shares authorized:
Series A non-convertible, no par value; 21,537.8 and 20,000 shares issued and outstanding, respectively	7,087	6,209
Series B convertible, no par value; 40,031 shares issued and outstanding	114	114
Additional paid-in capital	8,647	6,998
Retained earnings	1,711	3,532

Total Stockholders’ Equity	17,559	16,853

Total Liabilities and Stockholders’ Equity	$77,963	$36,557

The accompanying notes are an integral part of these consolidated financial statements.

GOLDLEAF FINANCIAL SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS — UNAUDITED
For the Three Months Ended September 30, 2006 and 2005

	2006	2005

	(in thousands, except per share data)
Revenues:
Financial institution service fees	$11,160	$7,309
Retail inventory management services	2,025	2,176
Other products and services	1,326	69

Total revenues	14,511	9,554

Cost of Revenues:
Financial institution service fees	2,694	791
Retail inventory management services	210	245

Gross profit	11,607	8,518
Operating Expenses:
General and administrative	5,085	2,867
Selling and marketing	4,390	4,322
Research and development	349	69
Amortization	647	82
Other operating expense, net	9	(11)

Total operating expenses	10,480	7,329

Operating Income	1,127	1,189
Interest Expense, Net	(871)	(79)

Income Before Income Taxes	256	1,110
Income tax provision	100	433

Net Income	156	677
Preferred stock dividends	583	540

Net (Loss) Income Available to Common Shareholders	$(427)	$137

(Loss) Earnings Per Share:
Basic	$(0.13)	$0.05

Diluted	$(0.13)	$0.05

Weighted Average Common Shares Outstanding:
Basic	3,163	2,951

Diluted	3,163	3,002

The accompanying notes are an integral part of these consolidated financial statements.

GOLDLEAF FINANCIAL SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS — UNAUDITED
For the Nine Months Ended September 30, 2006 and 2005

	2006	2005

	(in thousands, except per share data)
Revenues:
Financial institution service fees	$32,680	$21,484
Retail inventory management services	6,148	6,571
Other products and services	2,812	199

Total revenues	41,640	28,254

Cost of Revenues:
Financial institution service fees	7,040	1,959
Retail inventory management services	693	770

Gross profit	33,907	25,525
Operating Expenses:
General and administrative	14,710	8,841
Selling and marketing	14,233	13,194
Research and development	840	197
Amortization	1,746	245
Other operating expense, net	133	8

Total operating expenses	31,662	22,485

Operating Income	2,245	3,040
Interest Expense, Net	(2,443)	(219)

(Loss) Income Before Income Taxes	(198)	2,821
Income tax (benefit) provision	(77)	1,100

Net (Loss) Income	(121)	1,721
Preferred stock dividends	1,700	1,620

Net (Loss) Income Available to Common Shareholders	$(1,821)	$101

(Loss) Earnings Per Share:
Basic	$(0.57)	$0.03

Diluted	$(0.57)	$0.03

Weighted Average Common Shares Outstanding:
Basic	3,157	2,933

Diluted	3,157	2,999

The accompanying notes are an integral part of these consolidated financial statements.

GOLDLEAF FINANCIAL SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED
For the Nine Months Ended September 30, 2006 and 2005

	2006	2005

	(in thousands)
Cash Flows From Operating Activities:
Net (loss) income	$(121)	$1,721
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Write-off of debt issuance costs	118	—
Depreciation and amortization	3,257	1,486
Depreciation on fixed assets under operating leases	100	18
Deferred taxes	(260)	740
Amortization of debt issuance costs and discount	508	72
Stock option compensation expense	520	—
Deferred gain on land sale	(12)	(11)
Loss on write-down or disposal of fixed assets and software development costs	38	16
Amortization of lease income and initial direct costs	(468)	—
Gain on sale of leased equipment	(60)	—
Gain on sale of other assets	(40)	—
Changes in assets and liabilities:
Accounts receivable	(947)	(148)
Prepaid and other current assets	(1,162)	82
Other non-current assets	(131)	—
Accounts payable	(90)	(298)
Accrued liabilities	2,250	(981)
Deferred revenue	481	(142)
Other non-current liabilities	(13)	—

Net cash provided by operating activities	3,968	2,555

Cash Flows From Investing Activities:
Acquisition of P.T.C. Banking assets	(968)	—
Acquisition of Goldleaf Technologies, Inc, net of cash acquired	(16,396)	—
Acquisition of leasing business, net of cash acquired	—	(508)
Investment in direct financing leases	(1,636)	(201)
Lease receivables paid	2,313	—
Proceeds from lease terminations	265	—
Proceeds received from sale of other assets	62	—
Additions to property and equipment	(679)	(424)
Additions to intangibles and other assets	(311)	(96)
Software development costs	(1,159)	(711)
Payments received on notes receivable	45	44

Net cash used in investing activities	(18,464)	(1,896)

The accompanying notes are an integral part of these consolidated financial statements.

GOLDLEAF FINANCIAL SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED
For the Nine Months Ended September 30, 2006 and 2005

	2006	2005

	(in thousands)
Cash Flows From Financing Activities:
Repayments on long-term debt	$(250)	$(1,249)
Repayments on capital lease obligations	(169)	—
Proceeds from amended and restated debt facility with Bank of America, net of issuance costs of $543	15,457	—
Proceeds from revolving line of credit, net	1,943	1,490
Repayment of note payable	(850)	—
Repayments of non-recourse lease financing notes payable	(1,726)	(293)
Proceeds from non-recourse lease financing notes payable	1,369	364
Proceeds from exercise of employee stock options	5	369
Stock issued through employee stock purchase plan	5	27
Repurchase of common stock	(2)	(150)
Receipt of dividends previously paid	500	—
Payments of preferred dividends declared	—	(1,080)

Net cash provided by (used in) financing activities	16,282	(522)

Net Change in Cash and Cash Equivalents	1,786	137
Cash and Cash Equivalents at beginning of year	137	7

Cash and Cash Equivalents at end of period	$1,923	$144

Supplemental Cash Flow Information:
Cash payments for income taxes during period	$257	$694

Cash payments of interest during period	$743	$115

Non-cash Investing Activities:
Issuance of 314,786 common shares as purchase consideration in the Goldleaf Technologies, Inc. and P.T.C. Banking acquisitions	$462	$—

Issuance of 115,607 common shares as purchase consideration in the KVI leasing business acquisition	$—	$200

Non-cash Financing Activities:
Issuance of note payable to Goldleaf executive for signing bonus	$1,000	$—

Payment-in-kind on Series A preferred stock dividend	$1,537	$—

Payment-in-kind on Series C preferred stock dividend	$556	$—

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

          Stock Split

          On August 8, 2006, the Company’s Board of Directors approved a one for five reverse stock split which was effected on September 8, 2006.  As a result, all common share, common share options and warrants and per share amounts for all prior periods have been adjusted to reflect this reverse split in the accompanying consolidated financial statements.

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

          Comprehensive Income

          The Company applies the provisions of SFAS No. 130, Reporting Comprehensive Income.  SFAS No. 130 requires that the changes in the amounts of certain items, including gains and losses on certain securities, be shown in the financial statements as a component of comprehensive income.  For the three and nine months ended September 30, 2006 and 2005, there was no difference between total comprehensive income and net loss.

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

          The Company has four stock option plans; the 1994 Stock Option Plan, the 1999 Stock Option Plan, the 2004 Equity Incentive Plan, and the 2005 Long-Term Equity Incentive Plan.  Options under these plans include non-qualified and incentive stock options and are issued to officers, key employees and directors of the Company.  The Company has reserved 1,640,709 new shares of common stock for these plans, under which the options are typically granted at a minimum of 100% of the fair market value of common stock on the date of the grant, expire 10 years from the date of the grant and typically vest over a four-year service period as determined by the board of directors.  Certain options provide for accelerated vesting if there is a change in control (as defined by the plans).  The Company also has approximately 169,697 shares of common stock reserved for the options that replaced the Towne options outstanding at the time of the Company’s merger with Towne Services, Inc. in August 2001.

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

          The adoption of SFAS No. 123R decreased the Company’s third quarter and first nine months of 2006 reported operating income and decreased income before income taxes for the third quarter ended September 30, 2006 and increased the loss before income taxes for the nine months ended September 30, 2006 by approximately $180,000 and $520,000, respectively, decreased the reported net income for the three months ended September 30, 2006 and increased the reported net loss for the nine months ended September 30, 2006 by approximately $110,000 and $318,000, respectively, and increased the reported basic and diluted net loss per share by $0.03 and $0.10, respectively, per share.  The expense, before income tax effect, is reflected in general and administrative expense.  The Company’s adoption of SFAS No. 123R did not affect operating income, income before income taxes, net income, cash flow from operations, cash flow from financing activities, and basic and diluted net income per share in the comparable second periods of 2005.

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

	Nine Months Ended September 30,

	2006	2005

Dividend yield range	0.0%	0.0%
Expected volatility	58%	75%
Risk-free interest rate range	4.31% - 5.08%	4.00%
Expected term (in years)	6.2 years	8 years

          As of September 30, 2006, there was $2.3 million of total unrecognized compensation cost related to unvested share-based compensation arrangements.  We expected to recognize this cost over a weighted-average period of 3.2 years.  However, due to the completion of the Company’s secondary offering on October 11, 2006, the vesting of the majority of the Company’s outstanding unvested options was accelerated.  See footnote L “Subsequent Events”.

          Below is a summary of the Company’s option activity as of September 30, 2006, and changes during the nine months ended September 30, 2006:

	Number of Shares	Weighted Average Exercise Price	Remaining Contractual Life	Intrinsic Value

Balance at December 31, 2005	1,072,659	$11.20
Granted	404,460	6.80
Exercised	(1,560)	2.95
Canceled	(101,110)	17.32

Balance at September 30, 2006	1,374,449	$9.01	8.3 years	$703,400

Balance exercisable at September 30, 2006	285,558	$17.49	5.1 years	$271,173

          The weighted-average grant date fair value of options granted during the three months ended September 30, 2006 and 2005 was $0.84 and $0.0, respectively, and $0.85 and $1.65 for the nine months ended September 30, 2006 and 2005, respectively.  The total fair value of stock options that vested during the three months and nine months ended September 30, 2006 was $1,195 and $87,346, respectively.  The total intrinsic value of stock options exercised during the three months and nine months ended September 30, 2006 was $0 and $9,462, respectively.

          During the third quarter and first nine months of 2006, cash received from options exercised was $0 and $5,000, respectively, and the actual tax benefit realized for the tax deductions from stock options exercised totaled $0 for both periods.

          Prior to January 1, 2006, the Company accounted for its stock-based compensation plans under the intrinsic value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and did not utilize the fair value method.

          The following table illustrates the effect on net income available to common shareholders and earnings per share if the fair value based method had been applied to all outstanding and unvested awards for the three and nine-month periods ended September 30, 2005.

(In thousands, except per share data)	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005

Net income available to common shareholders, as reported	$137	$101
Add (Deduct): Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(14)	229

Pro forma net income	$123	$330

Income per share:
Basic —as reported	$0.05	$0.03

Basic —pro forma	$0.04	$0.11

Diluted —as reported	$0.05	$0.03

Diluted —pro forma	$0.04	$0.11

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

          In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”).  SAB 108 was issued to provide consistency between how registrants quantify financial statement misstatements.

          Historically, there have been two widely-used methods for quantifying the effects of financial statement misstatement.  These methods are referred to as the “roll-over” and “iron curtain” method.  The roll-over method quantifies the amount by which the current year income statement is misstated.  Exclusive reliance on an income statement approach can result in the accumulation of errors on the balance sheet that may not have been material to any individual income statement, but which may misstate one or more balance sheet accounts.  The iron curtain method quantifies the error as the cumulative amount by which the current year balance sheet is misstated.  Exclusive reliance on a balance sheet approach can result in disregarding the effects of errors in the current year income statement that results from the correction of an error existing in previously issued financial statements.  We currently use the roll-over method for quantifying identified financial statement misstatements.

          SAB 108 established an approach that requires quantification of financial statement misstatements based on the effects of the misstatement on each of the company’s financial statements and the related financial statement disclosures.  This approach is commonly referred to as the “dual approach” because it requires quantification of errors under both the roll-over and iron curtain methods.

          SAB 108 allows registrants to initially apply the dual approach either by (1) retroactively adjusting prior financial statements as if the dual approach had always been used or by (2) recording the cumulative effect of initially applying the dual approach as adjustments to the carrying values of assets and liabilities as of January 1, 2006 with an offsetting adjustment recorded to the opening balance of retained earnings.  Use of this “cumulative effect” transition method requires detailed disclosure of the nature and amount of each individual error being corrected through the cumulative adjustment and how and when it arose.

          Our adoption of SAB 108 will not have any effect on our consolidated financial statements as we have not identified any prior year misstatements.

          On September 20, 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”).  This new standard provides guidance for using fair value to measure assets and liabilities as required by other accounting standards.  Under SFAS No. 157, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which they reporting entity transacts.  SFAS No. 157 must be adopted by the Company effective January 1, 2008, although early application is permitted.  The Company is currently evaluating the effects of SFAS No. 157 upon adoption, however at this time it does not believe that adoption of this standard will have a material affect on its operating results or consolidated financial position.

C.   Reclassifications

          Historically, the Company has reported its results of operations using the following revenue line items; participation fees; software license; retail inventory management services; insurance brokerage fees; and maintenance and other.  Due to the Company’s recent acquisitions, we believe that the presentation using revenue line items for financial institution service fees, retail inventory management services and other products and services, will be more useful to an understanding of our operations.  Also, we added a cost of revenues category to capture direct costs associated with the generation of our revenues.  Revenues and cost of revenues for the three and nine months ended September 30, 2005 have been reclassified to reflect this presentation.

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

          Goldleaf Technologies, Inc.

          On January 31, 2006, the Company acquired 100% of the outstanding capital stock of Goldleaf Technologies, Inc. (“GTI”) in exchange for cash consideration of $16,785,121 and common stock consideration of $400,341 (54,464 shares valued at $7.35 per share).  Simultaneous with the execution of the merger agreement, the Company entered into a two-year employment agreement with the chief executive officer of GTI to become an executive vice president of the Company.  The operating results of GTI were included with those of the Company beginning January 31, 2006.  The transaction was accounted for in accordance with SFAS No. 141, Business Combinations.  The preliminary purchase price allocation is as follows:

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

          During the second quarter of 2006, the Company began the process of modifying GTI’s ACH and Remote Deposit contracts entered into after the January 31, 2006 acquisition date.  The primary modification related to allowing for customers of these products to take possession of the software for use on an in-house basis versus the primary application service provider (“ASP”) basis that GTI typically employs.  In accordance with the guidance provided in EITF No. 00-3, Application of AICPA SOP 97-2, “Software Revenue Recognition,” to Arrangements That Include the Right to Use Software Stored on Another Entity’s Hardware, this change in contractual terms results in a change in the applicable accounting literature from EITF 00-21 to SOP 97-2, Software Revenue Recognition, as modified by SOPs 98-4 and 98-9.  Under SOP 97-2, if Vendor Specific Objective Evidence of Fair Value, (“VSOE”) has been established for all undelivered elements, the residual method applies.  Under the residual method, the fair value of each undelivered element is deferred and the difference between the total arrangement fee and the amount deferred for the undelivered elements is recognized as revenue related to the delivered elements.  Therefore, in April 2006, the Company began recognizing the up-front fees when all of the revenue recognition criteria in paragraph 8 of SOP 97-2 have been met, which is normally upon customer implementation. Revenue related to the undelivered elements is recognized as the services are delivered.  Included in second quarter revenue is approximately $388,000 related to up-front fees for contracts entered into in the first quarter that were amended in the second quarter as discussed above and approximately $434,000 related to up-front fees for contracts entered into in the second quarter.  Included in revenue for the three months ended September 30, 2006, is $479,000 related to up-front fees from contracts entered into in the third quarter.  Had the Company not adopted this change, the total of $1.3 million in additional revenue in the first three quarters of 2006 would have been spread over the estimated life of the client relationships, which is approximately 60 months. The effect of this change on how the Company recognizes revenue from sales of these products in future quarters will be to accelerate the amount of revenue it recognizes in each quarter in which it sells the products although the precise amount will vary depending on the number and dollar amount of its contracts.

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

          Website Design and Hosting Revenue

          The Company offers financial institution website design services as well as hosting and content support services for the website once design is complete.  The Company charges an up-front fee for the design services and charges a monthly website hosting and content support fee each month of the contract, which is typically five years.  The website design services are derived from standard templates the Company has developed. Typically included in the monthly hosting and content support fee is a limited amount of website content support hours each month.  Any content support services exceeding the designated number of hours included in the monthly hosting and content support fee is billed at an agreed upon hourly rate as the services are rendered.  The Company accounts for the website design, hosting and content support services in accordance with EITF No. 00-21.  During July 2006, the Company was able to establish objective and reliable evidence of fair value of the undelivered elements (the hosting and content support services).  As a result, the up-front fee for the design services is recognized at the time the customer website is completed and operational.  Included in third quarter revenue is approximately $163,000 related to up-front fees for completed customer websites that had previously been deferred.  Had the Company not adopted this change, the total of $163,000 in additional revenue in the third quarter of 2006 would have been spread over the estimated life of the client relationships, which is approximately 60 months. The effect of this change on how the Company recognizes revenue from sales of these products in future quarters will be to accelerate the amount of revenue it recognizes in each quarter in which it sells the products, although the precise amount will vary depending on the number and dollar amount of its contracts.  Monthly hosting and content support revenues are recognized on a monthly basis as earned.

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

          On April 5, 2006, the Company further amended the Bank of America credit facility to allow for two additional term loans for $1.0 million and $750,000, respectively (the “Additional Term Loans”).  Both loans were scheduled to mature on September 30, 2006 and carried the same interest rates as the existing term loans.

          On June 15, 2006, the Company amended the facility to increase the total facility to $25.0 million, which currently consists of the $9.75 million outstanding on the Term A note, the $6.0 million Term B note, and a $9.25 million revolving credit line.  The June amendment also eliminated the scheduled quarterly Term A note payments of $250,000 on June 30, 2006, $500,000 on both September 30, 2006 and December 31, 2006 and $750,000 per quarter thereafter until maturity.  As part of this amendment, the Additional Term Loans issued in April 2006 were rolled into the revolving line of credit.

          On September 1, 2006, the Company amended the facility to extend the Term B note maturity date from September 30, 2006 to January 31, 2007, lowering the Term B note interest rate from LIBOR plus 3% to LIBOR plus 1.25%, increasing the funded debt to EBITDA ratio from 2.0:1.0 to 2.25:1.0 for the period beginning July 1, 2006 and ending March 31, 2007, and increasing the annual capital expenditure limit from $2.5 million to $3.0 million.

          Interest on the Term A note and the revolving line of credit is due quarterly in arrears at LIBOR plus 3.0% or the Lender Base Rate (as defined) as selected by the Company.

          On October 11, 2006, the Term A and B notes were paid in full.  Upon paying down these term debt instruments, the term debt was extinguished and converted into additional revolving debt, making the credit facility a $25.0 million revolving credit facility.

          As of September 30, 2006, the $6.0 million Term B Note was guaranteed by The Lightyear Fund, L.P.  Lightyear was released from its guaranty on October 11, 2006 in connection with the Term B repayment.  See Note L “Subsequent Events.”

          Simultaneous with the execution of the amended and restated Bank of America credit facility on January 23, 2006, the Company and Lightyear PBI Holdings, LLC (“Lightyear”) exchanged a $10.0 million subordinated note that the Company had issued to Lightyear in December 2005 (the “Lightyear Note”) for 10,000 shares of the Company’s Series C Preferred Stock.  The Series C shares have a stated redemption date of December 9, 2010 at $10.0 million and carry a 10% annual dividend rate through June 8, 2007 and thereafter increasing to 12% annually.  In accordance with SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity, the Series C preferred shares are included in the liability section of our consolidated balance sheet, and dividends on the Series C Preferred Stock are charged to interest expense as accrued.  Further, the originally recorded debt discount did not change as a result of the exchange, and it will continue to be accrued to interest expense until the stated redemption date.  In connection with the exchange of the Lightyear Note for Series C Preferred Stock, the warrants that were issued in December 2005 in connection with the Lightyear Note were amended such that the exercise price of such warrants can now be paid, at the option of their holder: (i) in cash or by wire transfer, (ii) by the surrender of shares that would otherwise be issuable upon exercise of the warrant that have a market price equal to the aggregate exercise price, or (iii) through a redemption of shares of the Company’s Series C Preferred Stock having a liquidation value equal to the aggregate exercise price.  Under the terms of the amended warrant agreement and amended warrants, in the event that the Company redeems any shares of Series C Preferred Stock on or before June 23, 2007, the number of shares issuable pursuant to the warrants will be reduced in accordance with a formula set forth in the warrant agreement.  The Series C Preferred Stock and the warrants were redeemed and recapitalized on October 11, 2006.  See Note L “Subsequent Events.”

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

          The Bank of America credit facility is secured by a pledge of all Company assets, imposes financial and other covenants, and contains limitations on the Company’s ability to sell material assets, redeem capital stock and pay dividends, among other actions.  As of September 30, 2006, the Company was in compliance with all covenants in the Bank of America credit facility.  The facility had an interest rate of approximately 8.25% as of September 30, 2006.  Total interest expense for this facility for the third quarter and first nine months of 2006 was approximately $353,000 and $958,000, respectively.

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

          The following table represents information necessary to calculate earnings per share for the three and nine-month periods ended September 30, 2006 and 2005:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2006	2005	2006	2005

	(in thousands)		(in thousands)
Net (loss) income available to common shareholders	$(427)	$137	$(1,821)	$101

Weighted average common shares outstanding	3,163	2,951	3,157	2,933
Plus additional shares from common stock equivalent shares:
Options, warrants, and convertible preferred stock	—	51	—	66

Diluted weighted average common shares outstanding	3,163	3,002	3,157	2,999

          For the nine months ended September 30, 2006 and 2005, approximately 5.9 million and 3.5 million employee stock options, warrants and the Series B preferred shares were excluded from diluted earnings per share calculations, as their effects were anti-dilutive.

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

          The following tables summarize the financial information concerning the Company’s reportable segments as of and for the three and nine months ended September 30, 2006 and 2005.

	Three Months Ended September 30, 2006			Three Months Ended September 30, 2005

	Financial Institution Service Fees	Retail Inventory Management Services	Total	Financial Institution Service Fees	Retail Inventory Management Services	Total

	(In thousands)
Revenues	$12,486	$2,025	$14,511	$7,378	$2,176	$9,554

Cost of revenues	2,694	210	2,904	791	245	1,036

Gross profit	9,792	1,815	11,607	6,587	1,931	8,518

(Loss) income before taxes	(252)	508	256	644	466	1,110

Assets	74,528	3,435	77,963	26,155	3,895	30,050

Total expenditures for additions to long-lived assets	671	—	671	607	6	613

Goodwill	$22,915	$2,070	$24,985	$5,767	$2,070	$7,837

	Nine Months Ended September 30, 2006			Nine Months Ended September 30, 2005

	Financial Institution Service Fees	Retail Inventory Management Services	Total	Financial Institution Service Fees	Retail Inventory Management Services	Total

	(In thousands)
Revenues	$35,492	$6,148	$41,640	$21,683	$6,571	$28,254

Cost of revenues	7,040	693	7,733	1,959	770	2,729

Gross profit	28,452	5,455	33,907	19,724	5,801	25,525

(Loss) income before taxes	(1,518)	1,320	(198)	1,653	1,168	2,821

Assets	74,528	3,435	77,963	26,155	3,895	30,050

Total expenditures for additions to long-lived assets	2,137	12	2,149	1,216	15	1,231

Goodwill	$22,915	$2,070	$24,985	$5,767	$2,070	$7,837

I.   Stock Option Grants

          During the quarter ended September 30, 2006, the Company granted 13,000 common stock options at an exercise price of $7.00 per share.  These options were issued under the Company’s 1999 Stock Option Plan and vest one-fourth each year.  The Company calculated the estimated fair value of these options in accordance with SFAS 123(R) using a volatility rate of 58%, and expected dividend yield of 0.0%, a risk-free rate of return of 4.86% and an expected life of 6.25 years.  The estimated fair value of these options, using the above assumptions, is $0.84 per share.

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

	Unaudited Pro Forma Statement of Operations For The Nine Months Ended September 30, 2006

			Unaudited Pro Forma Adjustments

	Goldleaf	GTI	Debit		Credit		Total

	(In thousands, except per share data)
Revenues	$41,640	$1,014	A $	41			$42,613
			B	100
Operating expenses	39,395	1,010	C	6			40,511

Operating income	2,245	4		(147)			2,102
Interest expense, net	2,443	—	D	87			2,530

Income (loss) before provision (benefit) for income taxes	(198)	4		(234)			(428)

Benefit for income taxes	(77)	—			E	90	(167)

Net income (loss)	(121)	4		(234)		90	(261)
Preferred dividends	1,700	—					1,700

Net (loss) income available to common shareholders	$(1,821)	$4		(234)		90	$(1,961)

Diluted loss per share	$(0.57)						$(0.62)

	Unaudited Pro Forma Statement of Operations For The Year Ended December 31, 2005

					Unaudited Pro Forma Adjustments

	Goldleaf	Captiva	KVI Capital	GTI	Debit		Credit		Pro Format

	(In thousands, except per share data)
Revenues	$38,351	$1,713	$816	$9,412	A $	917	$		$49,375
					B	1,276
Operating expenses	34,276	2,289	950	10,721	C	468			49,980

Operating income (loss)	4,075	(576)	(134)	(1,309)		(2,661)			(605)
Interest expense, net	381	164	—	(39)	D	2,369			2,875

Income (loss) before provision for income taxes	3,694	(740)	(134)	(1,270)		(5,030)			(3,480)
Provision (benefit) for income taxes	1,359						E	2,716	(1,357)

Net income (loss)	2,335	(740)	(134)	(1,270)		(5,030)		2,716	(2,123)
Preferred stock dividends	2,160			2,915			F	2,915	2,160

Net income (loss) available to common shareholders	$175	$(740)	$(134)	$(4,185)		(5,030)		$5,631	$(4,283)

Diluted earnings (loss) per share	$0.06								$(1.39)

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

D.

To increase interest expense for additional debt we acquired to fund the purchase prices of KVI Capital, Captiva and GTI.  The Company has estimated interest expense assuming a weighted average interest rate for the two debt instruments used to complete the transactions: the $10.0 million Lightyear Series C redeemable preferred stock at 10% (as received in exchange for a $10.0 million subordinated note we originally issued) and the $18.0 million Bank of America credit facility.  Therefore, the pro forma interest expense was calculated using an interest rate of 7.5% (2006) and 8.3% (2005) and includes accretion of the debt discount (related to common stock warrants issued to Lightyear in connection with the $10.0 million financing) using the effective interest method.

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

L.   Subsequent Events

          On October 11, 2006, the Company completed the sale of 10,000,000 shares of its common stock in a secondary public offering at a price of $5.50 per share for proceeds, net of underwriting fees, of $51,150,000. Subsequently, on October 18, 2006, the underwriter exercised the over-allotment option to purchase an additional 1,500,000 shares of the Company’s common stock at $5.50 per share for proceeds, net of underwriting fees, of $7,672,500. The proceeds from the offering were used to redeem our Series A and C preferred stock and certain warrants held by Lightyear for a total of approximately $34.5 million. The remaining proceeds from the offering and the proceeds from the over-allotment option were used to pay down the Company’s $17.8 million Bank of America credit facility. The following is a summary of the secondary offering transaction:

(In thousands, except per share amounts)

Gross proceeds (10.0 million and 1.5 million shares sold at $5.50 per share)	$63,250
Less:
Underwriting and advisory fees	4,428
Legal and accounting fees	1,776
Printing and distribution expenses	266
Roadshow expenses	267
Other expenses	234

Net offering proceeds	$56,279

          The accounting for the secondary offering has not been finalized and the above table represents the Company’s best estimate as of the filing of this quarterly report.  The Company’s accompanying consolidated balance sheet includes approximately $555,000 of the offering expenses disclosed above in prepaid and other current assets as of September 30, 2006.

          In conjunction with the secondary offering, the Company redeemed all of the Series A and C preferred shares for $33.1 million, including all accrued but unpaid dividends, paid $1.2 million to redeem the 378,788 common stock warrants issued in January 2006, and issued 2,346,000 new common shares to Lightyear, representing 14.9% ownership of the fully diluted common stock of the Company as of October 11, 2006, in exchange for the 3,200,000 common stock warrants held by Lightyear and the release of Lightyear from its guaranty of our Term B Note. This redemption resulted in a deemed distribution of approximately $16.8 million representing the difference in the total value of what the Company paid in cash as well as the estimated fair value of the 2.3 million in common shares issued to Lightyear totaling $47.4 million compared to the recorded values of the Series A and C preferred stock of $15.8 million. The deemed distribution will be included in the preferred dividends caption in the accompanying consolidated statement of operations for the quarter ended December 31, 2006. The Company also will record a one-time, non-recurring charge for the write-off of the debt discount and the debt issuance costs previously recorded on the Series C preferred stock. This expense will be included in other operating expense during the quarter ended December 31, 2006 and totals approximately $1.5 million.

          The Company has also sent notification to its Series B preferred shareholder that it intends to redeem all outstanding Series B preferred shares at the stated redemption price, plus accrued and unpaid dividends, on December 8, 2006.  The total amount of the redemption and accrued dividends is expected to total $2.2 million.  As a result of the Series B redemption, the Company will record a deemed distribution of approximately $1.8 million during the quarter ended December 31, 2006.

          As a result of the completion of the secondary offering, 1,058,142 of the Company’s outstanding stock options vesting accelerated. In accordance with SFAS No. 123R, the acceleration in vesting results in the acceleration of non-cash stock compensation associated with these options. Therefore, a non-cash stock compensation charge of approximately $2.2 million for stock compensation expense will be recorded during the quarter ended December 31, 2006.  Approximately 930,000 of the stock options held by executives and directors that became vested are subject to lock-up agreements with the underwriters.  Fifty percent (50%) of the accelerated executive and director options are locked-up for six months with the balance being locked-up for twenty-four months.

          Upon the paydown of the Bank of America credit facility, the term debt was extinguished and converted into additional revolving debt, making the credit facility a $25.0 million revolving credit facility.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations Three and Nine Months Ended September 30, 2006 and 2005

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

Subsequent Events

          On October 11, 2006, we completed the sale of 10,000,000 shares of our common stock in a secondary public offering at a price of $5.50 per share for proceeds, net of underwriting fees, of $51,150,000.  Subsequently, on October 18, 2006, the underwriter exercised the over-allotment option to purchase an additional 1,500,000 shares of our common stock at $5.50 per share for proceeds, net of underwriting fees, of $7,672,500.  The proceeds from the offering were used to redeem our Series A and C preferred stock and certain of our warrants held by Lightyear at a total redemption price of approximately $34.5 million. The remaining proceeds from the offering and the proceeds from the over-allotment option were used to pay down the full $17.8 million balance under our Bank of America credit facility.

           We have also sent notification to our Series B preferred shareholder that we intend to redeem all outstanding Series B preferred shares at the stated redemption price, plus accrued and unpaid dividends, on December 8, 2006.  The total amount of the redemption and accrued dividends is expected to total $2.2 million.  As a result of the Series B redemption, we will record a deemed distribution of approximately $1.8 million during the quarter ended December 31, 2006.

          We also issued 2,346,000 new common shares to Lightyear, representing 14.9% ownership of our fully diluted common stock as of October 11, 2006, in exchange for the 3,200,000 common stock warrants held by Lightyear and the release of Lightyear from its guaranty of our Term B Note.

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

          Historically, we have generated our revenues primarily from participation fees, software licenses fees, maintenance fees and insurance brokerage fees derived from BusinessManager, our accounts receivable financing solution, and from fees associated with our retail inventory management services product.  For the quarter and nine months ended September 30, 2006, we derived approximately 44.5% and 47.4%, respectively, of our consolidated revenues from BusinessManager and approximately 14.0% and 14.8%, respectively, of our consolidated revenues from retail inventory management services.  We expect to continue to generate a substantial portion of our revenues from these sources during the remainder of 2006 and for some period thereafter.  In recent years, our revenues from BusinessManager and retail inventory management services have declined from year-to-year, and this trend may continue.

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

          We paid approximately $29.0 million for these acquisitions and our earlier acquisition of KVI Capital in July 2005, and we recorded goodwill totaling approximately $17.5 million.  In further pursuit of our strategy, we intend to acquire businesses, products, or technologies to expand our suite of solutions, though we can provide no assurance that suitable acquisitions will be identified or that acquisitions will be consummated.

          In addition to these acquisitions, we further implemented our strategy by adding several new members to our management team who have significant industry experience, including Lynn Boggs, our chief executive officer.  We now offer products and services to over 2,500 community financial institutions, which gives us an opportunity to cross-sell our full range of products and services across our client base.

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

          Financial Institution Website Design and Hosting Fees.  We offer website design and hosting services to financial institutions, although we do not host any confidential bank data on our servers.  The revenues we generate for these services consist of up-front fees associated with the design and implementation of each website and monthly hosting and content support fees for hosting each website in our data center.

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

	Three Months Ended September 30,		Nine Months Ended September 30,

	2005	2006	2005	2006

Revenues:
Financial institution service fees	76.5%	76.9%	76.0%	78.5%
Retail inventory management services	22.8	14.0	23.3	14.8
Other products and services	0.7	9.1	0.7	6.7

Total revenues	100.0	100.0	100.0	100.0
Cost of revenues:
Financial institution service fees	8.3	18.6	6.9	16.9
Retail inventory management services	2.6	1.4	2.7	1.7

Gross profit	89.1	80.0	90.4	81.4
Operating expenses:
General and administrative	30.0	35.0	31.3	35.3
Selling and marketing	45.2	30.3	46.7	34.2
Research and development	0.7	2.4	0.7	2.0
Amortization	0.9	4.5	0.9	4.2
Other operating (income) expense, net	(0.1)	0.1	0.0	0.3

Total operating expenses	76.7	72.3	79.6	76.0

Operating income	12.4	7.7	10.8	5.4
Interest expense, net	0.8	6.0	0.8	5.9

Income (loss) before income taxes	11.6	1.7	10.0	(0.5)
Income tax provision (benefit)	4.5	0.7	3.9	(0.2)

Net income (loss)	7.1%	1.0%	6.1%	(0.3)%

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

          Three and Nine Months Ended September 30, 2006 Compared to Three and Nine Months Ended September 30, 2005

          Total revenues for the three and nine month periods ended September 30, 2006 increased 51.9% and 47.4% to $14.5 million and $41.6 million compared to $9.6 million and $28.3 million for the comparable periods ended September 30, 2005.

          Financial Institution Service Fees.  Financial institution service fees increased 52.7% and 52.1% to $11.2 million and $32.7 million for the three and nine month periods ended September 30, 2006 compared to $7.3 million and $21.5 million for the comparable periods ended September 30, 2005.  The increase is primarily attributable to revenues generated by the entities we acquired during late 2005 and early 2006: KVI Capital, Captiva, P.T.C. and Goldleaf Technologies.  Increased revenues from these acquired businesses totaled $3.8 million and $10.6 million for the third quarter and first nine months of 2006.  The remaining increase for the three and nine month periods ended September 30, 2006 primarily relates to increases in Free Checking and MedCash Manager revenues totaling approximately $166,000 and $631,000.  As a percentage of total revenues, financial institution service fees accounted for 76.9% and 78.5% for the three and nine months ended September 30, 2006 compared to 76.5% and 76.0% for the comparable periods ended September 30, 2005.

          Retail Inventory Management Services.  Retail inventory management services revenues declined 6.9% and 6.4% to $2.0 million and $6.1 million during the three and nine month periods ended September 30, 2006 as compared to $2.2 million and $6.6 million for the comparable periods ended September 30, 2005.  The decline primarily is due to a reduction in point-of-sale support customers and a decline in billing services provided by RMSA to its customers.  As a percentage of total revenues, retail inventory management services accounted for 14.0% and 14.8% for the three and nine month periods ended September 30, 2006 compared to 22.8% and 23.3% for the comparable periods of 2005.

          Other Products and Services.  Revenues from other products and services increased substantially to $1.3 and $2.8 million for the three and nine months ended September 30, 2006 compared to $69,000 and $199,000 for the three and nine months ended September 30, 2005.  Other products and services include the sale of premium gifts associated with our Free Checking product and equipment sales associated with our remote capture and ACH products.  The increase is primarily attributable to Free Checking gifts totaling $32,000 and $436,000, respectively and remote capture equipment sales totaling $1.1 million and $1.9 million, respectively, for the three and nine months ended September 30, 2006.  Revenues from other products and services accounted for 9.1% and 6.7% of total revenues for the three and nine months ended September 30, 2006 compared to 0.7% for the comparable periods ended September 30, 2005.

          Cost of Revenues — financial institution service fees.  Cost of revenues for financial institution services fees increased to $2.7 million and $7.0 million for the three and nine months ended September 30, 2006 compared to $791,000 and $2.0 million for the three and nine months ended September 30, 2005.  For the three and nine months ended September 30, 2006, the increase is primarily due to cost of sales associated with our acquisitions totaling $1.8 million and $4.5 million, respectively.  The remaining increase relates to increases in Free Checking expenses of $0 and $359,000, respectively, and MedCash expenses of $106,000 and $285,000, respectively, for the three and nine months ended September 30, 2006.  As sales of these products have increased in the third quarter of 2006, the costs associated with these products have also increased.  As a percentage of total revenues, cost of sales for financial institution service fees increased to 18.6% and 16.9% for the three and nine months ended September 30, 2006 compared to 8.3% and 6.9% for the comparable periods ended September 30, 2005.  The increase as a percentage of total revenues is a result of the products from our acquisitions and the Free Checking and MedCash products having higher direct costs, resulting in a higher cost of revenues for financial institution service fees in total.

          Cost of Revenues — retail inventory management services.  Cost of revenues related to retail inventory management services decreased 14.3% and 10.0% to $210,000 and $693,000 for the three and nine months ended September 30, 2006 compared to $245,000 and $770,000 for the three and nine months ended September 30, 2005.  This decrease is primarily due to a decline in salaries and benefits expense related to our point-of-sale customer support department.  As a percentage of total revenues, cost of sales for retail inventory management services decreased to 1.4% and 1.7% for the three and nine months ended September 30, 2006 compared to 2.6% and 2.7% for the comparable periods ended September 30, 2005.

          General and Administrative.  General and administrative expenses increased 77.4% and 66.4% to $5.1 million and $14.7 million for the three and nine months ended September 30, 2006 compared to $2.9 million and $8.8 million for the comparable periods ended September 30, 2005.  General and administrative expenses include the cost of our executive, finance, human resources, information and support services, administrative functions and general operations.  The increase for the three and nine months ended September 30, 2006 is primarily due to the additional general and administrative expenses of $793,000 and $2.1 million associated with the Goldleaf Technologies acquisition, respectively, and $601,000 and $1.8 million associated with the Captiva acquisition, respectively.  The majority of these expenses are salary and benefits for the non-sales employees of these entities.  Also expensed in the three and nine months ended September 30, 2006 is approximately $180,000 and $520,000, respectively, of non-cash stock compensation expense as a result of our adoption of SFAS No. 123R, which requires the estimated fair value of employee stock options to be expensed over the service period.  As a percentage of total revenue, general and administrative expenses increased to 35.0% and 35.3% for the three and nine months ended September 30, 2006 compared to 30.0% and 31.3% for the comparable periods ended September 30, 2005.

          Selling and Marketing.  Selling and marketing expenses increased 1.6% and 7.9% to $4.4 million and $14.2 million for the three and nine months ended September 30, 2006 compared to $4.3 million and $13.2 million for the comparable periods ended September 30, 2005.  Selling and marketing expenses include cost of wages and commissions paid to our sales force, travel costs of the sales force, recruiting for new sales and marketing personnel and marketing fees associated with direct and telemarketing programs.  The increase was primarily due to the acquisition of Goldleaf Technologies, which contributed approximately $721,000 and $2.1 million to this category for the three and nine months ended September 30, 2006, respectively.  The increase due to Goldleaf Technologies was partially offset by decreases of $609,000 and $958,000 for the three and nine months ended September 30, 2006, respectively, related to decreases in sales personnel, travel expenses, and sales events.  As a percentage of total revenue, selling and marketing expenses were 30.3% and 34.2% for the three and nine months ended September 30, 2006 compared to 45.2% and 46.7% for the comparable periods ended September 30, 2005, respectively.

          Research and Development.  Research and development expenses increased to $349,000 and $840,000 for the three and nine months ended September 30, 2006 compared to $69,000 and $197,000 for the comparable periods ended September 30, 2005.  Research and development expenses include the non-capitalizable direct costs associated with developing new versions of our software, as well as other software development projects that, in accordance with GAAP, we do not capitalize.  The increase was primarily due to research and development activities for our remote capture and ACH products.  These costs totaled approximately $332,000 and $759,000 during the three and nine months ended September 30, 2006.  As a percentage of total revenues, research and development expenses increased to 2.4% and 2.0% for the three and nine months ended September 30, 2006 compared to 0.7% for the comparable periods ended September 30, 2005.

          Amortization.  Amortization expense increased to $647,000 and $1.7 million for the three and nine months ended September 30, 2006 compared to $82,000 and $245,000 for the comparable periods ended September 30, 2005.  These expenses include the cost of amortizing intangible assets, including software development costs, as well as identified intangibles recorded from our August 2001 merger with Towne Services and our acquisitions.  The increase for the first nine months of 2006 is primarily due to the acquisitions of KVI Capital, Captiva, P.T.C. and Goldleaf Technologies during late 2005 and early 2006.  The identifiable intangible assets recorded in these acquisitions resulted in an increase of approximately $1.5 million in total amortization expense for the nine months ended September 30, 2006.

          Other Operating (Income) Expense, Net.  Other operating (income) expense, net for the three and nine months ended September 30, 2006 totaled $9,000 and $133,000, compared to $(11,000) and $8,000 for the three and nine months ended September 30, 2005.  For the nine months ended September 30, 2006, other operating expenses included an approximate $112,000 charge related to the write-off of debt issuance costs associated with the debt facility before it was amended and restated in its entirety on January 23, 2006.

          Operating Income.  As a result of the above factors, our operating income decreased 5.2% and 26.2% to $1.1 million and $2.2 million for the three and nine months ended September 30, 2006, compared to operating income of $1.2 million and $3.0 million for the three and nine months ended September 30, 2005.  As a percentage of total revenue, operating income was 7.7% and 5.4% for the three and nine months ended September 30, 2005 compared to 12.4% and 10.8% for the comparable periods of 2005.

          Interest Expense, Net.  Interest expense, net increased to $871,000 and $2.4 million for the three and nine months ended September 30, 2006 compared to $79,000 and $219,000 for the comparable periods months ended September 30, 2005.  The increase for the first nine months of 2006 is primarily due to a large increase in our total debt outstanding in the first half of 2006 as compared to 2005.  Our average debt outstanding in 2006 was approximately $18.4 million compared to approximately $3.4 million in the first nine months of 2005.  Interest rates have also increased from approximately 5.9% in 2005 to 8.25% in 2006.  Included in interest expense during 2006 are the Series C preferred stock dividends as well as the amortization of the debt discount associated with our Series C preferred stock.  For the first nine months of 2006 and 2005, interest expense included approximately $508,000 and $72,000 of debt issuance cost and debt discount amortization (2006 only), respectively.

          Income Tax Provision (Benefit).  We had an income tax provision of approximately $100,000 for the three months ended September 30, 2006 and a tax benefit of approximately $(77,000) for the nine months ended September 30, 2006 compared to provisions of $433,000 and $1.1 million for the comparable periods ended September 30, 2005.  As a percentage of income before taxes, the income tax rate was approximately 39.0% for the third quarter and first nine months of 2006.  Excluding the income tax effects related to the one-time charges to be incurred in the quarter ended December 31, 2006 related to our recently completed secondary offering, we anticipate that our effective tax rate will be approximately 39.0% in all future periods.

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

          We account for the ACH and remote deposit products in accordance with the SOP 97-2.  We license these products under automatically renewing agreements, which allow our customers to use the software for the term of the agreement, typically five years, and each renewal period.  Typically, there is an up-front fee, annual or monthly maintenance and hosting fees for each year of the contract, and per originator and per transaction fees for processing of ACH and remote deposit transactions.  We also offer training services on a per training day basis if the customer requests training.  During the second quarter of 2006, the Company began the process of modifying GTI’s ACH and Remote Deposit contracts entered into after the January 31, 2006 acquisition date.  The primary modification related to allowing for customers of these products to take possession of the software for use on an in-house basis versus the primary application service provider (“ASP”) basis that GTI typically employs.  In accordance with the guidance provided in EITF No. 00-3, Application of AICPA SOP 97-2, “Software Revenue Recognition,” to Arrangements That Include the Right to Use Software Stored on Another Entity’s Hardware, this change in contractual terms results in a change in the applicable accounting literature from EITF 00-21 to SOP 97-2, Software Revenue Recognition, as modified by SOPs 98-4 and    98-9.  Under SOP 97-2, if Vendor Specific Objective Evidence of Fair Value, (“VSOE”) has been established for all undelivered elements, the residual method applies.  Under the residual method, the fair value of each undelivered element is deferred and the difference between the total arrangement fee and the amount deferred for the undelivered elements is recognized as revenue related to the delivered elements.  Therefore, in April 20 06, the Company began recognizing the up-front fees when all of the revenue recognition criteria in paragraph 8 of SOP 97-2 have been met, which is normally upon customer implementation.  Revenue related to the undelivered elements is recognized as the services are delivered.  Included in second quarter revenue is approximately $388,000 related to up-front fees for contracts entered into the first quarter that were amended in the second quarter as discussed above and approximately $434,000 related to up-front fees for contracts entered into in the second quarter.  Included in revenue for the three months ended September 30, 2006, is $479,000 related to up-front fees for contracts entered into the third quarter.  Had we not adopted this change, the total of $1.3 million in additional revenue in the first three quarters of 2006 would have been spread over the estimated life of the client relationships, which is approximately 60 months.  The effect of this change on how we recognize revenue from sales of these products in future quarters will be to accelerate the amount of revenue we recognize in each quarter in which we sell the products, although the precise amount of revenue it recognizes in each quarter in which it sells the products, although the precise amount will vary depending on the number and dollar amount of our contracts.

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

          We offer financial institution website design services as well as hosting and content support services for the website once design is complete.  We charge an up-front fee for the design services and a monthly website hosting and content support fee each month of the contract, which is typically five years.  The monthly hosting and content support fee includes a limited amount of website content support hours each month.  We bill for any content support services exceeding the designated number of hours included in the monthly hosting and content support fee at an agreed-to hourly rate as the services are rendered.  We account for the website design and hosting and content support services in accordance with EITF No. 00-21.  During July 2006, the Company was able to establish objective and reliable evidence of fair value of the undelivered elements (the hosting and content support services).  As a result, the up-front fee for the design services is recognized at the time the customer website is completed and operational.  Included in third quarter revenue is approximately $163,000 related to up-front fees for completed customer websites that had previously been deferred.  Had the Company not adopted this change, the total of $163,000 in additional revenue in the third quarter of 2006 would have been spread over the estimated life of the client relationships, which is approximately 60 months. The effect of this change on how the Company recognizes revenue from sales of these products in future quarters will be to accelerate the amount of revenue it recognizes in each quarter in which it sells the products although the precise amount will vary depending on the number and dollar amount of its contracts.  Monthly hosting and content support revenues are recognized on a monthly basis as earned.

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

Liquidity and Capital Resources

          The following table sets forth the elements of our cash flow statement for the following periods:

	(in thousands)

	Nine Months Ended September 30

	2006	2005

Net cash provided by operating activities	$3,968	$2,555
Net cash used in investing activities	(18,464)	(1,896)
Net cash provided by (used in) financing activities	16,282	(522)

          Cash from Operating Activities

          Cash provided by operations for the nine months ended September 30, 2006 totaling $4.0 million was attributable to our operating results plus non-cash depreciation and amortization expense of $3.4 million as well as a $388,000 net change in working capital assets and liabilities.  The change in working capital of $388,000 was due primarily to an increase in accrued liabilities of $2.3 million and an increase in deferred revenue of $481,000 during the first nine months of 2006, partially offset by decreases of $947,000 and $1.2 million in accounts receivable and prepaid and other current assets, respectively.  For the first nine months of 2005, cash provided by operations totaled $2.6 million.  The increase of $1.4 million in the first nine months of 2006 as compared to the first nine months of 2005 is due primarily to an increase in depreciation and amortization of approximately $1.9 million as well as an increase in working capital asset changes of approximately $2.0 million, partially offset by a $1.0 million decrease in deferred taxes and a decrease of $468,000 in amortization of lease income.

          Cash from Investing Activities

          Cash used in investing activities totaling $18.5 million consisted primarily of business acquisitions, lease receivable payments, purchases of fixed assets and capitalization of software development costs.  Total capital expenditures, including software development costs, totaled $1.8 million for the nine months ended September 30, 2006.  Theses expenditures primarily related to the purchase of computer equipment, computer software, software development services, furniture and fixtures, and leasehold improvements.  During the first nine months of 2006, we used approximately $17.4 million to acquire the stock of Goldleaf Technologies and operating assets of P.T.C.  These uses of cash were partially offset by $942,000 in net proceeds we received from payments on our direct finance leases less new direct finance lease investments.  As compared to the first nine months of 2005, total cash used in investing activities was $1.9 million consisting of $1.1 million purchases of fixed assets and capitalization of software development costs as well as $508,000 related to the acquisition of the leasing business.

          Cash from Financing Activities

          Cash from financing activities primarily relates to borrowings (paydowns) on our credit facilities, the payment of preferred dividends, inflows from the sale of preferred stock and new debt issuances.  During the first nine months of 2006, net cash provided by financing activities was $16.3 million and was attributable primarily to new borrowings of $17.2 million from our Bank of America credit facility, net of $543,000 in debt issuance costs, as well as the return of $500,000 in preferred dividends on the Series A preferred shares for the fourth quarter of 2005, which were subsequently paid-in-kind.  For the first nine months of 2005, cash used in financing activities totaled $522,000, consisting of debt repayments of $1.2 million, and preferred dividend payments of $1.1 million, partially offset by $1.5 million of proceeds from our line of credit and $369,000 in proceeds from stock option exercises.

          Analysis of Changes in Working Capital

          As of September 30, 2006, we had a working capital deficit of approximately $8.4 million compared to working capital of approximately $2.2 million as of December 31, 2005.  The change in working capital resulted primarily from the short-term nature of the Term B debt instrument and the current portion of our long-term debt, as well as increases in accounts payable of $1.1 million, accrued liabilities of $4.1 million, dividends payable of $663,000, deferred revenue of $2.7 million and notes payable of $150,000.  These increases were partially offset by increases in cash of $1.8 million and accounts receivable of $1.3 million.  All of these changes were primarily the result of completing the Goldleaf Technologies acquisition on January 31, 2006.

          We believe that the existing cash available as a result of the completion of our secondary offering, future operating cash flows and our amended and restated credit facility will be sufficient to meet our working capital, debt service and capital expenditure requirements for the next twelve months.  Furthermore, we expect to be in compliance with the financial covenants of our Bank of America credit facility throughout 2006.  There can be no assurance, however, that we will have sufficient cash flows to meet our obligations or that we will remain in compliance with the new covenants.  Non-compliance with these covenants could have a material adverse effect on our operating and financial results.

          Obligations and Commitments for Future Payments as of September 30, 2006

          The following is a schedule of our obligations and commitments for future payments as of September 30, 2006:

		Payments Due by Period

Contractual Obligations	Total	Less Than 1 Year	1-2 Years	3-4 Years	5 Years & After

	(In thousands)
Revolving line of credit	$2,050	$—	$2,050	$—	$—
Short-term debt	6,000	6,000	—	—	—
Capital lease obligations	1,387	328	414	645	—
Long-term debt	9,750	—	9,750	—	—
Non-recourse lease notes payable	5,841	2,016	1,843	1,772	210
Operating leases	5,981	2,049	1,917	2,009	6
Notes payable	150	150	—	—	—
Series C redeemable preferred stock	10,000	—	—	—	10,000

Total contractual cash obligations	$41,159	$10,543	$15,974	$4,426	$10,216

          On October 11, 2006, in conjunction with the completion of our secondary public offering of 10,000,000 common shares and the underwriters’ subsequent exercise of the over-allotment option to purchase an additional 1,500,000 common shares, which raised approximately $56.4 million, net of offering expenses, we redeemed the Series C redeemable preferred stock and repaid the $6.0 million short-term debt and the $9.8 million of long-term debt listed in the table above.  Subsequently, on October 18, 2006, we repaid the remaining balance outstanding on our revolving line of credit.

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

          The Series C preferred stock issued to Lightyear has a mandatory redemption date of December 9, 2010 at a redemption price of $10.0 million plus accrued and unpaid dividends, and has a 10% annual dividend rate that increases to 12% on June 9, 2007.  As noted in Note L to our unaudited consolidated financial statements included in this quarterly report, on October 11, 2006 we redeemed the Series C preferred stock and redeemed and recapitalized the warrants previously issued to Lightyear.

          We subsequently amended the Bank of America credit facility again in April 2006 to provide for an additional $1.75 million in short-term loans.  We further amended the Bank of America credit facility in June 2006 to increase the total facility to $25.0 million, currently consisting of the $9.75 million Term A note, the $6.0 Term B note, and a $9.25 million revolving credit line.  The June amendment also extended the Term B note to September 30, 2006 and eliminated the scheduled quarterly Term A note payments of $250,000 on June 30, 2006, $500,000 on both September 30, 2006 and December 31, 2006 and $750,000 per quarter thereafter until maturity.  On September 1, 2006, we again amended the Bank of America credit facility to extend the maturity date of the $6.0 million Term B note from September 30, 2006 to January 31, 2007, to reduce the interest rate on the Term B note from LIBOR plus 3% to LIBOR plus 1.25%, to increase the funded debt to EBITDA ratio from 2.0:1.0 to 2.25:1.0 for the period beginning July 1, 2006 and ending March 31, 2007, and to increase the annual capital expenditure limit from $2.5 million to $3.0 million.  We have subsequently paid down in full the $17.8 million balance under the Bank of America credit facility, which extinguished the term debt and converted it into additional revolving debt, making the credit facility a $25.0 million credit facility.

          Our Bank of America credit facility contains financial covenants, including the maintenance of financial ratios and limits on capital expenditures.  We are required to maintain on a quarterly basis a ratio of Funded Debt, as defined and generally including all liabilities for borrowed money, to EBITDA, not exceeding 2:1 (provided that for the period beginning July 1, 2006 and ending March 31, 2007 the ratio shall be 2.25:1).  The definition of EBITDA in the credit facility agreement is different from the one used elsewhere in this quarterly report in that it permits to be added back to EBITDA various specified amounts that include employee severance expenses, non-cash debt amortization expenses, costs associated with the change of our corporate name, certain litigation expenses and non-cash stock compensation expenses.  This ratio is calculated at the end of each fiscal quarter using the results of the twelve-month period ending with that fiscal quarter and after giving pro forma effect to any acquisition made during such period.  The ratio is also calculated on the date of any borrowing under the credit facility using EBITDA for the most recent period and Funded Debt after giving pro forma effect to such borrowing.

          We are also required to maintain for the 12-calendar month period ending on the last day of each calendar quarter, a Fixed Charge Coverage Ratio (as defined) of: 1.75:1 through June 30, 2006; 1.50:1 through September 30, 2006; 1.30:1 through December 31, 2006; and 1.60:1 thereafter.  In addition, we may not acquire fixed assets (other than any equipment purchased by KVI Capital with proceeds of non-recourse loans) having a value greater than $3.0 million during any 12-month period ending with each fiscal quarter.  The credit agreement also contains customary negative covenants, including but not limited to a prohibition on declaring and paying any cash dividends on any class of stock.

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

          As disclosed in Note 1 to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2005, based on the current assumptions and calculations used, had we recognized compensation expense based on the fair value of awards of equity instruments, net income would have increased by approximately $71,000 for the year ended December 31, 2005.  This compensation expense is the after-tax net effect of the stock-based compensation expense determined using the fair-value based method for all awards and stock-based employee compensation included previously in reported net income under APB Opinion No. 25. SFAS No. 123R will apply to all awards we grant or have granted after January 1, 2006 and to the unvested portion of our existing option awards, as well as modifications, repurchases, or cancellations of our existing awards.  We had estimated the impact of the adoption of SFAS No. 123R for the year ending December 31, 2006, based upon the options outstanding as of September 30, 2006, to result in an increase in compensation expense of approximately $700,000.  However, as a result of the completion of our secondary offering, the vesting of the majority of our outstanding stock options accelerated, which will result in additional stock compensation costs of $2.2 million in the fourth quarter of 2006.  The actual effect of adopting SFAS No. 123R will depend on future awards and actual option forfeitures, which are currently unknown. The effect of future awards will vary depending on factors that include the timing, amount and valuation methods used for those awards, and our past awards are not necessarily indicative of our future awards.

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

          In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, Considering the Effects of PriorYear Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”).  SAB 108 was issued to provide consistency between how registrants quantify financial statement misstatements.

          Historically, there have been two widely-used methods for quantifying the effects of financial statement misstatement.  These methods are referred to as the “roll-over” and “iron curtain” method.  The roll-over method quantifies the amount by which the current year income statement is misstated.  Exclusive reliance on an income statement approach can result in the accumulation of errors on the balance sheet that may not have been material to any individual income statement, but which may misstate one or more balance sheet accounts.  The iron curtain method quantifies the error as the cumulative amount by which the current year balance sheet is misstated.  Exclusive reliance on a balance sheet approach can result in disregarding the effects of errors in the current year income statement that results from the correction of an error existing in previously issued financial statements.  We currently use the roll-over method for quantifying identified financial statement misstatements.

          SAB 108 established an approach that requires quantification of financial statement misstatements based on the effects of the misstatement on each of the company’s financial statements and the related financial statement disclosures.  This approach is commonly referred to as the “dual approach” because it requires quantification of errors under both the roll-over and iron curtain methods.

          SAB 108 allows registrants to initially apply the dual approach either by (1) retroactively adjusting prior financial statements as if the dual approach had always been used or by (2) recording the cumulative effect of initially applying the dual approach as adjustments to the carrying values of assets and liabilities as of January 1, 2006 with an offsetting adjustment recorded to the opening balance of retained earnings.  Use of this “cumulative effect” transition method requires detailed disclosure of the nature and amount of each individual error being corrected through the cumulative adjustment and how and when it arose.

          Our adoption of SAB 108 will not have any effect on our consolidated financial statements as we have not identified any prior year misstatements.

          On September 20, 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”).  This new standard provides guidance for using fair value to measure assets and liabilities as required by other accounting standards.  Under SFAS No. 157, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which they reporting entity transacts.  SFAS No. 157 must be adopted by the Company effective January 1, 2008, although early application is permitted.  The Company is currently evaluating the effects of SFAS No. 157 upon adoption, however at this time it does not believe that adoption of this standard will have a material affect on its operating results or consolidated financial position.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

          We are subject to market risk from exposure to changes in interest rates based on our financing and cash management activities.  Currently, our exposure relates primarily to our borrowings under our amended and restated Bank of America credit facility, which accrue interest at LIBOR plus 125 basis points or the lender’s base rate (as defined), as we select.  We are currently paying interest at a rate of 8.25% per annum.  As of September 30, 2006, $17.8 million was outstanding under this facility.  Changes in interest rates that increase the interest rate on the credit facility would make it more costly to borrow under that facility and may impede our acquisition and growth strategies if we determine that the costs associated with borrowing funds are too high to implement those strategies.  Changes in interest rates that increase the interest rate by 1.0% would increase our interest expense by approximately $178,000 per year.

Item 4. Controls and Procedures

          Based on our management’s evaluation, with the participation of our chief executive officer and chief financial officer, as of September 30, 2006, the end of the period covered by this report, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”)) were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

          There were no changes in our internal control over financial reporting identified in the evaluation that occurred during the third quarter of fiscal year 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — Other Information

Item 1A. Risk Factors

          We included risk factors in our Annual Report on Form 10-K for the year ended December 31, 2006 that we filed with the SEC in March 2006 and amended on June 7, 2006, August 2, 2006, and August 16, 2006 .  Please refer to the risk factors included in our annual report on Form 10-K, as amended.

          In addition to the risk factors set forth in our Annual Report, we include the following risk factor:

          Governmental laws and regulations may adversely affect us by making it more costly and burdensome to conduct our business or operations.

          Federal, state, or foreign authorities could adopt new laws, rules or regulations relating to the financial services industry and the protection of consumer personal information belonging to financial institutions that affect our business.  Those laws and regulations may address issues such as end-user privacy, pricing, content, characteristics, taxation and quality of services and products.  Adoption of these laws, rules or regulations could render our business or operations more costly and burdensome and could require us to modify our current or future products or services.  For example, we expect that the recent enactment by Congress of the Unlawful Internet Gambling Enforcement Act of 2006 will result in the loss of approximately $90,000 per month in ACH revenues.

Item 6. Exhibits

          The exhibits described in the following Index to Exhibits are filed as part of this report on Form 10-Q.

Exhibit No.		Description

3.1	—

Amended and Restated Charter of the Company (incorporated by reference to Exhibit 3.1 of Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-75013) filed with the SEC on May 3, 1999).

3.1.1	—	Charter Amendment dated August 9, 2001 (incorporated by reference to Exhibit 3.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).

3.1.2	—	Charter Amendment dated August 9, 2001 (incorporated by reference to Exhibit 3.4 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).

3.1.3	—	Charter Amendment dated January 16, 2004 (incorporated by reference to Exhibit B of the Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on December 29, 2003).

3.1.4	—	Charter Amendment dated January 23, 2006 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 26, 2006).

3.1.5	—	Charter Amendment dated January 24, 2006 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on January 26, 2006).

3.1.6	—	Charter Amendment dated May 4, 2006 and effective May 5, 2006 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on May 10, 2006).

3.1.7	—

Charter Amendment dated September 6, 2006, and effective September 8, 2006 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on September 8, 2006).

3.2	—

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

Fifth Amendment to Amended and Restated Credit Agreement by and among Goldleaf Financial Solutions, Inc., Bank of America, N.A., First Horizon Bank, The People’s Bank of Winder, and the Bankers Bank of Atlanta, Georgia (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 6, 2006).

10.2	—

First  Amendment to Goldleaf Financial Solutions, Inc. 2005 Long-Term Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 14, 2006).

10.3	—	First Amendment to Goldleaf Financial Solutions, Inc. 2004 Equity Incentive Plan (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on August 14, 2006).

10.4	—	Employment Agreement between Goldleaf Financial Solutions, Inc. and J. Scott Craighead (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on September 15, 2006).

10.5	—	Employment Agreement between Goldleaf Financial Solutions, Inc. and Scott R. Meyerhoff (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on September 15, 2006).

31.1	—	Certification pursuant to Rule 13a — 14(a)/15d — 14(a) — Chief Executive Officer.

31.2	—	Certification pursuant to Rule 13a — 14(a)/15d — 14(a) — Chief Financial Officer.

32.1	—	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 — Chief Executive Officer.

32.2	—	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 — Chief Financial Officer.

Signatures

          Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.

Goldleaf Financial Solutions, Inc. (f/k/a Private Business, Inc.) (Registrant)

Date: November 13, 2006	By:	/s/ G. Lynn Boggs

G. Lynn Boggs
Chief Executive Officer

Date: November 13, 2006	By:	/s/ J. Scott Craighead

J. Scott Craighead
Chief Financial Officer