Form 10-Q/A
period 2006-03-31
GOLDLEAF FINANCIAL SOLUTIONS INC.
filed 2007-03-29
CIK 1069469

SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-Q/A

AMENDMENT NO. 5

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

Large accelerated filer    ☐     Accelerated filer     ☐     Non-accelerated filer    ☒

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

          Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Class	Outstanding as of March 9, 2007

Common Stock, no par value	17,030,628 shares

GOLDLEAF FINANCIAL SOLUTIONS, INC.
Form 10-Q/A
Amendment No. 5
For Quarter Ended March 31, 2006
EXPLANATORY NOTE

          Goldleaf Financial Solutions, Inc. filed its Quarterly Report on Form 10-Q for the first quarter of 2006 with the SEC on May 15, 2006. On June 7, 2006, we filed Amendment No. 1 to our Quarterly Report on Form 10-Q for the first quarter of 2006 to conform the disclosure contained in the Quarterly Report on Form 10-Q to the disclosure contained in Amendment No. 1 to our Form S-1 Registration Statement filed June 6, 2006. On August 2, 2006 we filed with the SEC an Amendment No. 2 to our Quarterly Report on Form 10-Q. On August 16, 2006, we filed Amendment No. 3 to our Quarterly Report on Form 10-Q.

          As part of our ongoing accounting controls and procedures, we recently determined that certain operating expenses of our wholly-owned subsidiary, Goldleaf Technologies, Inc., in our consolidated statements of operations included in Amendment No. 1 to our Quarterly Report on Form 10-Q/A for the three months ended March 31, 2006, should have been classified as cost of revenues. We filed Amendment No. 4 to our Quarterly Report on Form 10-Q to reflect this reclassification and to make our disclosure consistent with the disclosure in our amendments to the Registration Statement. We note that while these changes reduce our previously reported gross profit for the three months ended March 31, 2006, they do not affect operating income, net loss or net loss per share.

          During our year year-end audit it was determined that all audit fees for audits of the historical periods of KVI Capital and Goldleaf Technologies incurred in the first, second, and third quarters of 2006 should be recorded as period costs rather than capitalized as direct costs of the acquisitions.  To reflect this adjustment, we are today filing an amendment to our Quarterly Report on Form 10-Q/A for the three months ended March 31, 2006.  Accordingly, to reflect this adjustment in the statements of operations for the three month period, we are filing this Amendment No. 5 to our Quarterly Report for the three months ended March 31, 2006.  The adjustment lowers our operating income by $55,000 and increases our net loss available to common shareholders and diluted loss per share by $34,000 and $0.01, respectively, for the three months ended March 31, 2006.

          Additionally, on August 8, 2006, the Company's Board of Directors approved a one for five reverse stock split which was affected on September 8, 2006. As a result, the Amendment No. 5 reflects this by adjuting all common share, options, warrants and per share amounts for all prior periods in the accompanying consolidated financial statements.

          Amendment No. 5 to our Quarterly Report on Form 10-Q for the first quarter of 2006 amends only the items listed below, and only to reflect the adjustment discussed above. With respect to each item, we are amending the quarterly report to delete the disclosure under that item contained in our Quarterly Report on Form 10-Q, as amended, and to replace it in its entirety with the disclosure contained in this amendment.

          Except for the amended information, this Quarterly Report on Form 10-Q/A continues to speak as of the date of the original filing or the subsequent amendment, as applicable, and we have not updated the disclosures contained in this report to reflect events that occurred at a later date unless otherwise noted.

Part I — Financial Information
Item 1 — Financial Statements

GOLDLEAF FINANCIAL SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31, 2006	December 31, 2005

	Restated
	(Unaudited)	(Audited)
	(in thousands, except share data)
Assets
Current Assets:
Cash and cash equivalents	$1,360	$137
Restricted cash	10,336	50
Accounts receivable— trade, net of allowance for doubtful accounts of $304 and $206, respectively	5,312	4,773
Accounts receivable— other	21	26
Deferred tax assets	430	370
Investment in direct financing leases	1,931	2,235
Prepaid and other current assets	1,753	1,567

Total current assets	21,143	9,158

Property and Equipment, Net	3,846	2,187
Operating Lease Equipment, Net	155	187
Other Assets:
Software development costs, net	1,992	1,618
Deferred tax assets	2,723	1,456
Investment in direct financing leases, net of current portion	4,080	4,642
Intangible and other assets, net	15,961	4,931
Goodwill	24,745	12,378

Total other assets	49,501	25,025

Total assets	$74,645	$36,557

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$3,805	$2,535
Accrued liabilities	2,640	1,582
Dividends payable	1,052	—
Deferred revenue	2,926	456
Customer deposits	10,286	—
Current portion of capital lease obligations	258	—
Current portion of non-recourse lease notes payable	2,061	2,336
Note payable	850	—
Current portion of long-term debt	8,000	—

Total current liabilities	31,878	6,909

Revolving Line of Credit	1,600	—
Non-Recourse Lease Notes Payable, net of current portion	3,510	4,056
Deferred Revenue	3,050	—
Capital Lease Obligations, net of current portion	1,257	—
Other Non-Current Liabilities	119	230
Long-Term Debt, net of current portion	7,750	—
Note Payable	150	—
Senior Subordinated Long-Term Debt, net of unamortized discount of $1,491	—	8,509
Preferred Stock, Series C redeemable, no par value, 10,000 shares issued and outstanding; net of unamortized discount of $1,416	8,584	—

Total liabilities	57,898	19,704
Commitments and Contingencies
Stockholders’ Equity:
Common stock, no par value; 100,000,000 shares authorized; shares issued and outstanding, 3,162,290 and 3,097,891, respectively	—	—
Preferred Stock, 20,000,000 shares authorized:
Series A non-convertible, no par value; 20,000 shares issued and outstanding, respectively	6,209	6,209
Series B convertible, no par value; 40,031 shares issued and outstanding	114	114
Additional paid-in capital	7,625	6,998
Retained earnings	2,799	3,532

Total Stockholders’ Equity	16,747	16,853

Total Liabilities and Stockholders’ Equity	$74,645	$36,557

The accompanying notes are an integral part of these consolidated financial statements.

GOLDLEAF FINANCIAL SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS — UNAUDITED
For the Three Months Ended March 31, 2006 and 2005

	2006	2005

	(in thousands, except per share data)
	Restated
Revenues:
Financial institution service fees	$10,214	$6,960
Retail inventory management services	2,095	2,202
Other products and services	722	37

Total revenues	13,031	9,199

Cost of Revenues:
Financial institution service fees	2,008	544
Retail inventory management services	247	287

Gross profit	10,776	8,368
Operating Expenses:
General and administrative	4,782	3,165
Selling and marketing	4,929	4,364
Research and development	131	65
Amortization	463	81
Other operating (income) expense, net	109	—

Total operating expenses	10,414	7,675

Operating Income	362	693
Interest Expense, Net	655	70

Income (loss) Before Income Taxes	(293)	623
Income tax provision (benefit)	(112)	244

Net Income (loss)	(181)	379
Preferred stock dividends	552	540

Net Loss Available to Common Shareholders	$(733)	$(161)

Loss Per Share:
Basic	$(0.23)	$(0.06)

Diluted	$(0.23)	$(0.06)

Weighted Average Common Shares Outstanding:
Basic	3,145	2,915

Diluted	3,145	2,915

The accompanying notes are an integral part of these consolidated financial statements.

GOLDLEAF FINANCIAL SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED
For the Three Months Ended March 31, 2006 and 2005

	2006	2005

	(in thousands)
	Restated
Cash Flows From Operating Activities:
Net income (loss)	$(181)	$379
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Write-off of debt issuance costs	112	—
Depreciation and amortization	943	525
Depreciation on fixed assets under operating leases	23	—
Deferred taxes	(76)	202
Amortization of debt issuance costs and discount	164	24
Stock option compensation expense	160	6
Deferred gain on land sale	(4)	(4)
Loss on write-down or disposal of fixed assets and software development costs	32	—
Amortization of lease income and initial direct costs	(168)	—
Gain on sale of leased equipment	(28)	—
Gain on sale of other assets	(40)	—
Changes in assets and liabilities:
Accounts receivable	(107)	(15)
Prepaid and other current assets	260	140
Accounts payable	581	(440)
Accrued liabilities	(181)	(309)
Deferred revenue	570	(100)
Other non-current liabilities	6	—

Net cash provided by operating activities	2,066	408

Cash Flows From Investing Activities:
Acquisition of P.T.C. Banking assets	(968)	—
Acquisition of Goldleaf Technologies, Inc, net of cash acquired	(16,396)	—
Investment in direct financing leases	(29)	—
Lease receivables paid	993	—
Proceeds from lease terminations	27	—
Proceeds received from sale of other assets	62	—
Additions to property and equipment	(170)	(66)
Additions to intangibles and other assets	(10)	—
Software development costs	(496)	(153)
Payments received on notes receivable	14	—

Net cash used in investing activities	(16,973)	(219)

The accompanying notes are an integral part of these consolidated financial statements.

GOLDLEAF FINANCIAL SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED
For the Three Months Ended March 31, 2006 and 2005

	2006	2005

	(in thousands)
	Restated
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

B.	Restatement of Historical Financial Statements

          The Company has restated its previously issued financial statements to correct for an error related to audit fees incurred for historical audits of acquired companies.

          The Company was required to complete audits of certain historical periods of both KVI Capital and Goldleaf Technologies following its acquisitions of these entities.  The audits were performed in the quarters ended March 31, 2006, June 30, 2006, and September 30, 2006.  The Company capitalized these audit fees as direct acquisition costs of the entities.  However, during the Company’s year-end audit, it was determined that these audit costs should be expensed as incurred rather than capitalized as part of the direct costs of the acquisitions.  Therefore, the Company has restated its consolidated financial statements for the three months ended March 31, 2006 to properly reflect these audit costs as a period expense.  The adjustment lowers the Company’s operating income by $55,000, increases the Company’s net loss available to common shareholders by $34,000, and increases our diluted loss per share by $0.01 for the three months ended March 31, 2006.

          The Company also restated its previously issued financial statements for the three and six months ended June 30, 2006 and the three and nine months ended September 30, 2006.

          The following table shows the effect of the restatement on the consolidated financial statements of the Company for the three months ended March 31, 2006:

	March 31, 2006

	As Reported	As Restated

	(in thousands)
Balance Sheet changes:
Prepaid and other current assets	$1,732	$1,753
Total current assets	21,122	21,143
Accrued liabilities	2,585	2,640
Total current liabilities	31,823	31,878
Retained earnings	$2,833	$2,799

	Three Months Ended March 31, 2006

Statement of Operations changes:
General and administrative	$4,727	$4,782
Total operating expenses	10,359	10,414
Operating income	417	362
Loss before income taxes	(238)	(293)
Income tax benefit	(91)	(112)
Net loss	(147)	(181)
Net loss available to common shareholders	(699)	(733)
Diluted loss per share	$(0.20)	$(0.23)

C.	Summary of Significant Accounting Policies

               Basis of Presentation

          The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting and in accordance with Rule 10-01 of Regulation S-X.

GOLDLEAF FINANCIAL SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—UNAUDITED—(Continued)

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

GOLDLEAF FINANCIAL SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—UNAUDITED—(Continued)

          The adoption of SFAS No. 123R decreased the Company’s first quarter 2006 reported operating income and increased the loss before income taxes by approximately $160,000, increased the reported net loss by approximately $98,000 and increased the reported basic and diluted net loss per share by $0.05 per share. The expense, before income tax effect, is reflected proportionately in the general and administrative expense, selling and marketing expense, and research and development expense. The Company’s adoption of SFAS No. 123R did not affect operating income, income before income taxes, net income, cash flow from operations, cash flow from financing activities, and basic and diluted net income per share in the comparable first quarter of 2005.

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

          Below is a summary of the Company’s option activity as of March 31, 2006, and changes during the quarter then ended:

	Number of Shares	Weighted Average Exercise Price	Remaining Contractual Life	Intrinsic Value

Balance of December 31, 2005	1,072,659	$11.20
Granted	355,460	6.65
Exercised	(560)	2.95
Canceled	(18,935)	10.85

Balance of March 31, 2006	1,408,624	$9.70	8.4 years	$2,389,427

Balance exercisable at March 31, 2006	337,966	$18.90	7.4 years	$443,455

          The weighted-average grant date fair value of options granted during the quarter ended March 31, 2006 and 2005 was $3.95 and $8.25, respectively. The total fair value of stock options that vested during the three months ended March 31, 2006 was $84,956. The total intrinsic value of stock options exercised during the three months ended March 31, 2006 was $3,162.

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

Three Months Ended March 31, 2005

(In thousands, except per share data)
Net loss available to common shareholders, as reported	$(161)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects	4
Add: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	15

Pro forma net loss	$(142)

Loss per share:
Basic — as reported	$(0.06)

Basic — pro forma	$(0.05)

Diluted — as reported	$(0.06)

Diluted — pro forma	$(0.05)

D.	Reclassifications

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

          Certain prior year amounts have been reclassified to conform with current year presentation.

GOLDLEAF FINANCIAL SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—UNAUDITED—(Continued)

E.	Acquisitions

               Assets of P.T.C. Banking Systems, Inc.

          On January 18, 2006, the Company executed an asset purchase agreement to acquire certain operating assets and liabilities from P.T.C. Banking Systems, Inc. (“P.T.C.”), in exchange for cash consideration of $948,836 and common stock consideration of $61,000 (8,485 shares valued at $7.30). Simultaneous with the execution of the asset purchase agreement, the Company entered into a one-year employment agreement with the principal officer of P.T.C. The operating results of P.T.C. were included with those of the Company beginning January 18, 2006. The transaction was accounted for in accordance with SFAS No. 141, Business Combinations. The preliminary purchase price allocation is as follows:

(In thousands, except per share amounts)

Purchase Price:
Cash	$949
Common shares (8,485 shares valued at $7.30 per share)	61
Direct costs of acquisition	19

Total purchase price	$1,029

Value assigned to assets and liabilities:
Assets:
Current assets	10
Property and equipment	38
Customer list (estimated life of ten years)	150
Acquired technology (estimated life of five years)	500
Trademarks/tradenames (indefinite life)	50
Non-compete (estimated life of three years)	75
Goodwill/unidentified intangibles	476
Liabilities:
Accounts payable	10
Accrued liabilities	10
Deferred revenue	250

Total net assets	$1,029

          The Company is continuing to evaluate and value any identifiable intangible assets of P.T.C. and expects to complete this analysis by June 30, 2006. The above preliminary purchase price allocation may be adjusted based on the results of this analysis.

GOLDLEAF FINANCIAL SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—UNAUDITED—(Continued)

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

GOLDLEAF FINANCIAL SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—UNAUDITED—(Continued)

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

F.	Debt

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

GOLDLEAF FINANCIAL SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—UNAUDITED—(Continued)

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

G.	Net Income Per Share

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

          The following table represents information necessary to calculate earnings per share for the three-month period ended March 31, 2006 and 2005:

	Three Months Ended March 31,

	2006	2005

	(In thousands)
Net loss available to common shareholders	$(733)	$(161)

Weighted average common shares outstanding	3,145	2,915
Plus additional shares from common stock equivalent shares:
Options and convertible preferred stock	0	0

Diluted weighted average common shares outstanding	3,145	2,915

          For the three months ended March 31, 2006 and 2005, approximately 5.3 million and 3.6 million employee stock options, warrants and the Series B preferred shares were excluded from diluted earnings per share calculations, as their effects were anti-dilutive.

H.	Legal Proceedings

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

GOLDLEAF FINANCIAL SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—UNAUDITED—(Continued)

          The following tables summarize the financial information concerning the Company’s reportable segments as of and for the three months ended March 31, 2006 and 2005.

	Three Months Ended March 31, 2006			Three Months Ended March 31, 2005

	Financial Institution Service Fees	Retail Inventory Management Services	Total	Financial Institution Service Fees	Retail Inventory Management Services	Total

	(In thousands)
Revenues	$10,928	$2,103	$13,031	$6,997	$2,202	$9,199

(Loss) income before taxes	(693)	400	(293)	346	277	623

Assets	71,011	3,634	74,645	16,646	4,012	20,658

Total expenditures for additions to long-lived assets	$664	$12	$676	$219	$0	$219

J.	Stock Option Grants

          In conjunction with the acquisition of GTI discussed in Note D above, the Company granted 355,460 common stock options at an exercise price of $6.65 per share. These options were issued under the Company’s 2005 Long-Term Incentive Plan and vest one-fourth each year. The Company has calculated the estimated fair value of these options in accordance with SFAS 123R using a volatility rate of 58%, an expected dividend yield of 0.0%, a risk-free rate of return of 4.5% and an expected life of 6.2 years. The estimated fair value of these options, using the above assumptions, is $3.95 per share.

K.	Supplemental Unaudited Pro Forma Financial Data

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

	Unaudited Pro Forma Statement of Operations For The Three Months Ended March 31, 2006

				Unaudited Pro Forma Adjustments

	Goldleaf	GTI		Debit		Credit	Total

	(In thousands, except per share data)
Revenues	$13,031	$1,014	A	$41			$14,004
			B	88
Operating expenses	12,669	1,010	C	6			13,773

Operating income (loss)	362	4		(135)			231
Interest expense, net	655	0	D	87			742

Income (loss) before provision (benefit) for income taxes	(293)	4		(222)			(511)

Income tax benefit	(112)	0		0	E	87	(199)

Net loss	(181)	4		(222)		87	(312)
Preferred dividends	552	0		0		0	552

Net loss available to common shareholders	$(733)	$4		(222)	E	87	$(864)

Diluted earnings (loss) per share	$(0.23)						$(0.27)

GOLDLEAF FINANCIAL SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—UNAUDITED—(Continued)

	Unaudited Pro Forma Statement of Operations For The Year Ended December 31, 2005

	Goldleaf	Captiva	KVI Capital	GTI		Unaudited Pro Forma Adjustments				Pro Forma

						Debit		Credit

	(In thousands, except per share data)
Revenues	$38,351	$1,713	$757	$9,412	A	$917		$		$49,316
Operating expenses	34,276	2,289	935	10,721	B	1,124

					C	468				49,813

Operating income (loss)	4,075	(576)	(178)	(1,309)		(2,509)				(497)
Interest expense, net	381	164	91	(39)	D	2,369				2,966

Total other expenses	381	164	91	(39)	D	2,369				2,966

Income (loss) before provision for income taxes	3,694	(740)	(269)	(1,270)		(4,878)				(3,463)
Provision (benefit) for income taxes	1,359						E		2,710	(1,351)

Net income (loss)	2,335	(740)	(269)	(1,270)		(4,878)			2,710	(2,112)
Preferred stock dividends	2,160			2,915			F		2,915	2,160

Net income (loss) attributable to common shareholders	175	(740)	(269)	(4,185)		(4,878)			5,625	(4,272)

Diluted earnings (loss) per share	$0.05									$(1.40)

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

GOLDLEAF FINANCIAL SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—UNAUDITED—(Continued)

          The pro forma statement of operations data for the year ended December 31, 2005 do not include stock compensation expense for the new stock options issued in conjunction with the Captiva and GTI acquisitions. The stock option grants made on October 20, 2005 (related to Captiva) and January 31, 2006 (related to GTI) totaled approximately 920,000. Had these option grants been issued as of January 1, 2005, the estimated fair value using the Black-Scholes model would have been $7.05 and $8.05 per share, respectively. Until January 1, 2006, the Company accounted for stock-based compensation plans under the intrinsic value-based method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and did not utilize the fair value method. If the Company expensed options under SFAS No. 123, Accounting for Stock-Based Compensation, during 2005 and if the Company had acquired Captiva and GTI on January 1, 2005, an estimated additional $1.3 million of compensation expense would have been expensed during the year ended December 31, 2005. Beginning January 1, 2006, the Company began to expense the remaining unvested fair value of all stock options, including those issued as part of the GTI and Captiva transactions. The estimated annual stock compensation expense for the stock options issued as part of these acquisitions, using the actual calculated fair values of $3.70 and $4.15, respectively, is approximately $464,000.

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

L.	Related Party Transaction

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

M.	Subsequent Events

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

	Three Months Ended March 31,

	2005	2006

Revenues:
Financial institution service fees	75.7%	78.4%
Retail inventory management services	23.9	16.1
Other products and services	0.4	5.5

Total revenues	100.0	100.0
Cost of revenues:
Financial institution service fees	5.9	15.4
Retail inventory management services	3.1	1.9

Gross profit	91.0	82.7
Operating expenses:
General and administrative	34.4	36.7
Selling and marketing	47.5	37.8
Research and development	0.7	1.0
Amortization	0.9	3.6
Other operating (income) expense, net	0.0	0.8

Total operating expenses	83.5	79.9

Operating income	7.5	2.8
Interest expense, net	(0.8)	(5.0)
Other income	0.0	0.0

Income (loss) before income taxes	6.7	(2.2)
Income tax provision (benefit)	2.7	(0.8)

Net income (loss)	4.0%	(1.4)%

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

          General and Administrative. General and administrative expenses increased 51.1% to $4.8 million for the three months ended March 31, 2006 compared to $3.2 million for the three months ended March 31, 2005. General and administrative expenses include the cost of our executive, finance, human resources, information and support services, administrative functions and general operations. The increase is primarily due to the additional general and administrative expenses of $526,000 and $642,000 associated with Goldleaf Technologies and Captiva, respectively. The majority of these expenses are salary and benefits for the non-sales employees of these entities. Also expensed in the first quarter of 2006 is approximately $160,000 of non-cash stock compensation expense as a result of our adoption of SFAS No. 123R, which requires the estimated fair value of employee stock options to be expensed over the service period. Additionally, $55,000 of audit fees related to the required acquisition audit of Goldleaf Technologies were expensed during the three months ended March 31, 2006. As a percentage of total revenue, general and administrative expenses increased to 36.7% for the three months ended March 31, 2006 compared to 34.4% for the three months ended March 31, 2005.

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

          Operating Income. As a result of the above factors, our operating income decreased 47.8% to $362,000 for the three months ended March 31, 2006, compared to operating income of $693,000 for the three months ended March 31, 2005. As a percentage of total revenue, operating income was 3.2% for the three months ended March 31, 2005.

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

          Income Tax Provision (Benefit). We had an income tax benefit of approximately $112,000 for the three months ended March 31, 2006 compared to a provision of $244,000 for the three months ended March 31, 2005. We expect our effective tax rate to be approximately 39% in all future periods. As a percentage of income before taxes, the income tax rate was approximately 39% for the first quarter of 2006.

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

               Analysis of Changes in Working Capital

          As of March 31, 2006, we had a working capital deficit of approximately $10.7 million compared to working capital of approximately $2.2 million as of December 31, 2005. The change in working capital resulted primarily from the short-term nature of the Term B debt instrument and the current portion of our long-term debt, as well as increases in accounts payable of $1.3 million, accrued liabilities of $1.1 million and deferred revenue of $2.5 million. These increases were partially offset by increases in cash of $1.2 million and accounts receivable of $539,000. All of these changes were primarily the result of completing the Goldleaf Technologies acquisition on January 31, 2006.

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

Goldleaf Financial Solutions, Inc.
(f/k/a Private Business, Inc.)
(Registrant)

Date: March 28, 2007	By:	/s/ G. Lynn Boggs

G. Lynn Boggs
Chief Executive Officer

Date: March 28, 2007	By:	/s/ J. Scott Craighead

J. Scott Craighead
Chief Financial Officer