Form 10-Q/A
period 2006-06-30
GOLDLEAF FINANCIAL SOLUTIONS INC.
filed 2007-03-29
CIK 1069469

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

GOLDLEAF FINANCIAL SOLUTIONS, INC.
Form 10-Q/A
Amendment No. 2
For Quarter Ended June 30, 2006
EXPLANATORY NOTE

          Goldleaf Financial Solutions, Inc. filed its Quarterly Report on Form 10-Q for the three and six months ended June 30, 2006 with the SEC on August 14, 2006.  We subsequently filed Amendment No. 1 to our Quarterly Report on Form 10-Q for the three and six months ended June 30, 2006 on September 12, 2006.  During our year-end audit it was determined that all audit fees for audits of the historical periods of KVI Capital and Goldleaf Technologies incurred in the first through third quarters of 2006 should be recorded as period costs rather than capitalized as direct costs of the acquisitions.  Accordingly, to reflect this adjustment in the statements of operations for the three and six month periods, we are filing this Amendment No. 2 to our Quarterly Report for the three and six months ended June 30, 2006.  The adjustment lowers our operating income by $281,000 and $336,000, increases our net loss available to common shareholders by $173,000 and $207,000, and increases our diluted loss per share by $0.05 and $0.07, respectively, for the three and six months ended June 30, 2006.

          This Amendment No. 2 to our Quarterly Report on Form 10-Q for the three months ended June 30, 2006 amends only the items listed below, and only to reflect the adjustments discussed above.  With respect to each item, we are amending the quarterly report to delete the disclosure under that item contained in our Quarterly Report on Form 10-Q, as amended, and to replace it in its entirety with the disclosure contained in this amendment.

INDEX

Page No.

Part I — Financial Information
Item 1 Financial Statements:
Unaudited Interim Consolidated Financial Data
Unaudited Consolidated Balance Sheets as of June 30, 2006 and December 31, 2005	F-1
Unaudited Consolidated Statements of Operations for the Three Months Ended June 30, 2006 and 2005	F-2
Unaudited Consolidated Statements of Operations for the Six Months Ended June 30, 2006 and 2005	F-3
Unaudited Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2006 and 2005	F-4
Notes to Unaudited Consolidated Financial Statements	F-6
Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations	1
Part II — Other Information
Item 6 Exhibits	13
Signatures	15

EX-31.1 SECTION 302 CERTIFICATION OF CEO

EX-31.2 SECTION 302 CERTIFICATION OF CFO

EX-32.1 SECTION 906 CERTIFICATION OF CEO

EX-32.2 SECTION 906 CERTIFICATION OF CFO

          Except for the amended information continued herein, this Quarterly Report on Form 10-Q/A continues to speak as of the date of the original filing or subsequent amendment, as applicable, and we have not updated the disclosures contained in this report to reflect events that occurred at a later date unless otherwise noted.

GOLDLEAF FINANCIAL SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2006	December 31, 2005

	(Unaudited)	(Audited)
	(in thousands, except share data)
	Restated
Assets
Current Assets:
Cash and cash equivalents	$710	$137
Restricted cash	9,915	50
Accounts receivable—trade, net of allowance for doubtful accounts of $364 and $206, respectively	5,561	4,773
Accounts receivable—other	262	26
Deferred tax assets	637	370
Investment in direct financing leases	1,916	2,235
Prepaid and other current assets	2,079	1,567

Total current assets	21,080	9,158

Property and equipment, net	3,641	2,187
Operating lease equipment, net	111	187
Other assets:
Software development costs, net	2,214	1,618
Deferred tax assets	1,726	1,456
Investment in direct financing leases, net of current portion	4,281	4,642
Intangible and other assets, net	17,009	4,931
Goodwill	24,314	12,378

Total other assets	49,544	25,025

Total assets	$74,376	$36,557

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,372	$2,535
Accrued liabilities	3,960	1,582
Dividends payable	605	—
Deferred revenue	2,923	456
Customer deposits	9,865	—
Current portion of capital lease obligations	286	—
Current portion of non-recourse lease notes payable	2,046	2,336
Note payable	650	—
Current portion of long-term debt	6,000	—

Total current liabilities	30,707	6,909

Revolving line of credit	550	—
Non-recourse lease notes payable, net of current portion	3,768	4,056
Deferred revenue	2,594	—
Capital lease obligations, net of current portion	1,165	—
Other non-current liabilities	105	230
Long-term debt, net of current portion	9,750	—
Senior subordinated long-term debt, net of unamortized discount of $1,491	—	8,509
Preferred Stock, Series C redeemable, no par value, 10,000 shares issued and outstanding; net of unamortized discount of $1,340	8,660	—

Total liabilities	57,299	19,704

Commitments and Contingencies
Stockholders’ Equity:
Common stock, no par value; 100,000,000 shares authorized; shares issued and outstanding, 3,163,290 and 3,097,891, respectively	—	—
Preferred Stock, 20,000,000 shares authorized:
Series A non-convertible, no par value; 21,012.5 and 20,000 shares issued and outstanding, respectively	6,796	6,209
Series B convertible, no par value; 40,031 shares issued and outstanding	114	114
Additional paid-in capital	8,236	6,998
Retained earnings	1,931	3,532

Total Stockholders’ Equity	17,077	16,853

Total Liabilities and Stockholders’ Equity	$74,376	$36,557

The accompanying notes are an integral part of these consolidated financial statements.

GOLDLEAF FINANCIAL SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS — UNAUDITED
For the Three Months Ended June 30, 2006 and 2005

	2006	2005

	(in thousands, except per share data)
	Restated
Revenues:
Financial institution service fees	$11,308	$7,215
Retail inventory management services	2,028	2,193
Other products and services	762	93

Total revenues	14,098	9,501

Cost of Revenues:
Financial institution service fees	2,338	627
Retail inventory management services	236	238

Gross profit	11,524	8,636
Operating Expenses:
General and administrative	5,179	2,820
Selling and marketing	4,914	4,497
Research and development	360	60
Amortization	636	82
Other operating expense, net	15	19

Total operating expenses	11,104	7,478

Operating Income	420	1,158
Interest Expense, Net	(917)	(70)

(Loss) Income Before Income Taxes	(497)	1,088
Income tax (benefit) provision	(194)	423

Net (Loss) Income	(303)	665
Preferred stock dividends	565	540

Net (Loss) Income Available to Common Shareholders	$(868)	$125

(Loss) Earnings Per Share:
Basic	$(0.27)	$0.04

Diluted	$(0.27)	$0.04

Weighted Average Common Shares Outstanding:
Basic	3,162	2,932

Diluted	3,162	2,991

The accompanying notes are an integral part of these consolidated financial statements.

GOLDLEAF FINANCIAL SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS — UNAUDITED
For the Six Months Ended June 30, 2006 and 2005

	2006	2005

	(in thousands, except Per share data)
	Restated
Revenues:
Financial institution service fees	$21,520	$14,175
Retail inventory management services	4,123	4,395
Other products and services	1,486	130

Total revenues	27,129	18,700

Cost of Revenues:
Financial institution service fees	4,346	1,168
Retail inventory management services	483	525

Gross profit	22,300	17,007
Operating Expenses:
General and administrative	9,961	5,974
Selling and marketing	9,842	8,872
Research and development	491	128
Amortization	1,099	163
Other operating expense, net	124	19

Total operating expenses	21,517	15,156

Operating Income	783	1,851
Interest Expense, Net	(1,572)	(140)

(Loss) Income Before Income Taxes	(789)	1,711
Income tax (benefit) provision	(306)	667

Net (Loss) Income	(483)	1,044
Preferred stock dividends	1,118	1,080

Net Loss Available to Common Shareholders	$(1,601)	$(36)

Loss Per Share:
Basic	$(0.51)	$(0.01)

Diluted	$(0.51)	$(0.01)

Weighted Average Common Shares Outstanding:
Basic	3,154	2,924

Diluted	3,154	2,924

The accompanying notes are an integral part of these consolidated financial statements.

GOLDLEAF FINANCIAL SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED
For the Six Months Ended June 30, 2006 and 2005

	2006	2005

	(in thousands)
	Restated
Cash Flows From Operating Activities:
Net income (loss)	$(483)	$1,044
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Write-off of debt issuance costs	118	—
Depreciation and amortization	2,080	1,015
Depreciation on fixed assets under operating leases	71	—
Deferred taxes	(365)	616
Amortization of debt issuance costs and discount	321	48
Stock option compensation expense	340	—
Deferred gain on land sale	(8)	(8)
Loss on write-down or disposal of fixed assets and software development costs	36	3
Amortization of lease income and initial direct costs	(307)	—
Gain on sale of leased equipment	(61)	—
Gain on sale of other assets	(40)	—
Changes in assets and liabilities:
Accounts receivable	(660)	(362)
Prepaid and other current assets	(358)	1
Other non-current assets	(100)	—
Accounts payable	554	(192)
Accrued liabilities	1,268	(609)
Deferred revenue	724	(121)
Other non-current liabilities	(10)	—

Net cash provided by operating activities	3,120	1,435

Cash Flows From Investing Activities:
Acquisition of P.T.C. Banking assets	(968)	—
Acquisition of Goldleaf Technologies, Inc. net of cash acquired	(16,396)	—
Investment in direct financing leases	(907)	—
Lease receivables paid	1,638	—
Proceeds from lease terminations	118	—
Proceeds received from sale of other assets	62	—
Additions to property and equipment	(381)	(206)
Additions to intangibles and other assets	(256)	(9)
Software development costs	(841)	(403)
Payments received on notes receivable	45	29

Net cash used in investing activities	(17,886)	(589)

The accompanying notes are an integral part of these consolidated financial statements.

GOLDLEAF FINANCIAL SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED
For the Six Months Ended June 30, 2006 and 2005

	2006	2005

	(in thousands)
	Restated
Cash Flows From Financing Activities:
Repayments on long-term debt	$(250)	$(833)
Repayments on capital lease obligations	(105)	—
Proceeds from amended and restated debt facility with Bank of America, net of issuance costs of $518	15,482	—
Proceeds from revolving line of credit, net	443	770
Repayment of note payable	(350)
Repayments of non-recourse lease financing notes payable	(1,176)	—
Proceeds from non-recourse lease financing notes payable	783	—
Proceeds from exercise of employee stock options	7	360
Stock issued through employee stock purchase plan	5	18
Repurchase of common stock	—	(88)
Receipt of dividends previously paid	500	—
Payments of preferred dividends declared	—	(1,080)

Net cash provided by (used in) financing activities	15,339	(853)

Net Change in Cash and Cash Equivalents	573	(7)
Cash and Cash Equivalents at beginning of year	$137	7

Cash and Cash Equivalents at end of period	$710	$0

Supplemental Cash Flow Information:
Cash payments for income taxes during period	$144	$199

Cash payments of interest during period	$672	$100

Non-cash Investing Activities:
Issuance of 62,954 common shares as purchase consideration in the Goldleaf Technologies, Inc. and P.T.C. Banking acquisitions	$461	$—

Issuance of note payable to Goldleaf executive for signing bonus	$1,000	$—

Payment-in-kind on Series A preferred stock dividend	$1,012	$—

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

          The Company was required to complete audits of certain historical periods of both KVI Capital and Goldleaf Technologies following its acquisitions of these entities.  The audits were performed in the quarters ended March 31, 2006, June 30, 2006, and September 30, 2006.  The Company capitalized these audit fees as direct acquisition costs of the entities.  However, during the Company’s year-end audit, it was determined that these audit costs should be expensed as incurred rather than capitalized as part of the direct costs of the acquisitions.  Therefore, the Company has restated its consolidated financial statements for the three and six months ended June 30, 2006 to properly reflect these audit costs as a period expense.  The adjustment lowers the Company’s operating income by $281,000 and $336,000, increases the Company’s net loss available to common shareholders by $173,000 and $207,000 and increases our diluted loss per share by $0.05 and $0.07, respectively, for the three and six months ended June 30, 2006.

          The Company also restated its previously issued financial statements for the three months ended March 31, 2006 and the three and nine months ended September 30, 2006.

          The following table shows the effect of the restatement on the consolidated financial statements of the Company for the three and six months ended June 30, 2006:

	June 30, 2006

	As Reported	As Restated

	(in thousands)
Balance Sheet changes:
Prepaid and other current assets	$1,950	$2,079
Total current assets	20,951	21,080
Goodwill	24,650	24,314
Retained earnings	$2,138	$1,931

	Three Months Ended June 30, 2006

Statement of Operations changes:
General and administrative	$4,898	$5,179
Total operating expenses	10,823	11,104
Operating income	701	420
Loss before income taxes	(216)	(497)
Income tax benefit	(86)	(194)
Net loss	(130)	(303)
Net loss available to common shareholders	(695)	(868)
Diluted loss per share	$(0.22)	$(0.27)

	Six Months Ended June 30, 2006

General and administrative	$9,625	$9,961
Total operating expenses	21,181	21,517
Operating income	1,119	783
Loss before income taxes	(453)	(789)
Income tax benefit	(177)	(306)
Net loss	(276)	(483)
Net loss available to common shareholders	(1,394)	(1,601)
Diluted loss per share	$(0.44)	$(0.51)

GOLDLEAF FINANCIAL SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—UNAUDITED—(Continued)

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

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005

	(In thousands, except per share data)	(In thousands, except per share data)
Net income (loss) available to common shareholders, as reported	$125	$(36)
Add (Deduct): Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	250	243

Pro forma net income	$375	$207

Income per share:
Basic —as reported	$0.04	$(0.01)

Basic —pro forma	$0.13	$0.07

Diluted —as reported	$0.04	$(0.01)

Diluted —pro forma	$0.13	$0.07

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

D.      Reclassifications

          Historically, the Company has reported its results of operations using the following revenue line items: participation fees; software license; retail inventory management services; insurance brokerage fees; and maintenance and other. Due to the Company’s recent acquisitions, we believe that the presentation using revenue line items for financial institution service fees, retail inventory management services and other products and services will be more useful to an understanding of our operations. Also, we added a cost of revenues category to capture direct costs associated with the generation of our revenues. Revenues and cost of revenues for the three and six months ended June 30, 2005 have been reclassified to reflect this presentation.

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

GOLDLEAF FINANCIAL SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—UNAUDITED—(Continued)

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

(In thousands except share amounts)
Purchase Price:
Cash (includes $830,000 paid to executives considered as purchase price)	$17,615
Note payable to executive	1,000
Common shares (54,468 shares valued at $7.35 per share)	400
Direct acquisition costs	186

Total purchase price	$19,201

Value assigned to assets and liabilities:
Assets:
Cash	$1,405
Restricted cash	11,258
Accounts receivable	466
Other current assets	156
Property and equipment	1,811
Deferred tax asset	171
Customer list (estimated life of ten years)	3,290
Acquired technology (estimated life of seven years)	3,090
Trademarks/tradenames (indefinite life)	4,470
Non-compete (estimated life of three years)	1,300
Goodwill	11,234
Liabilities:
Accounts payable	1,176
Accrued liabilities	1,269
Customer deposits	11,258
Capital lease obligations	1,557
Deferred revenue	4,190

Total net assets	$19,201

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

GOLDLEAF FINANCIAL SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—UNAUDITED—(Continued)

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

GOLDLEAF FINANCIAL SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—UNAUDITED—(Continued)

G.      Net Income (Loss) Per Share

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

          The following table represents information necessary to calculate earnings per share for the three and six-month periods ended June 30, 2006 and 2005:

	Three Months Ended June 30,		Six Months Ended June 30,

	2006	2005	2006	2005

	(in thousands)		(in thousands)
Net (loss) income available to common shareholders	$(868)	$125	$(1,601)	$(36)

Weighted average common shares outstanding	3,162	2,932	3,154	2,924
Plus additional shares from common stock equivalent shares:
Options, warrants, and convertible preferred stock	—	59	—	—
Diluted weighted average common shares outstanding	3,162	2,991	3,154	2,924

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

	Three Months Ended June 30, 2006			Three Months Ended June 30, 2005

	Financial Institution Service Fees	Retail Inventory Management Services	Total	Financial Institution Service Fees	Retail Inventory Management Services	Total

	(In thousands)
Revenues	$12,070	$2,028	$14,098	$7,308	$2,193	$9,501
Cost of revenues	2,338	236	2, 574	627	238	865

Gross profit	9,732	1,792	11,524	6,681	1,955	8,636

(Loss) income before taxes	(917)	420	(497)	663	425	1,088

Assets	70,924	3,452	74,376	16,612	3,944	20,556

Total expenditures for additions to long-lived assets	$663	$—	$663	$390	$9	$399

Goodwill	$22,814	$1,500	$24,314	$10,878	$1,500	$12,378

GOLDLEAF FINANCIAL SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—UNAUDITED—(Continued)

	Six Months Ended June 30, 2006			Six Months Ended June 30, 2005

	Financial Institution Service Fees	Retail Inventory Management Services	Total	Financial Institution Service Fees	Retail Inventory Management Services	Total

	(In thousands)
Revenues	$23,006	$4,123	$27,129	$14,305	$4,395	$18,700
Cost of revenues	4,346	483	4,829	1,168	525	1,693

Gross profit	18,660	3,640	22,300	13,137	3,870	17,007

(Loss) income before taxes	(1,601)	812	(789)	1,009	702	1,711

Assets	70,924	3,452	74,376	16,612	3,944	20,556

Total expenditures for additions to long-lived assets	$1,466	$12	$1,478	$609	$9	$618

Goodwill	$22,814	$1,500	$24,314	$10,878	$1,500	$12,378

J.       Stock Option Grants

          During the quarter ended June 30, 2006, the Company granted 36,000 common stock options at an exercise price of $8.10 per share. These options were issued under the Company’s 1999 Stock Option Plan and vest one-fourth each year. The Company calculated the estimated fair value of these options in accordance with SFAS 123(R) using a volatility rate of 58%, an expected dividend yield of 0.0%, a risk-free rate of return of 5.08% and an expected life of 7 years. The estimated fair value of these options, using the above assumptions, is $5.15 per share.

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

	Unaudited Pro Forma Statement of Operations For The Six Months Ended June 30, 2006

				Unaudited Pro Forma Adjustments

	Goldleaf	GTI		Debit		Credit	Total

	(In thousands, except per share data)
Revenues	$27,129	$1,014	A	$41			$28,102
			B	100
Operating expenses	26,346	1,010	C	6			27,462

Operating income	783	4		(147)			640
Interest expense, net	1,572	0	D	87			1,659

Income (loss) before provision (benefit) for income taxes	(789)	4		(234)			(1,019)
Income tax benefit	(306)	0			E	96	(402)

Net loss	(483)	4		(234)		96	(617)

Preferred dividends	1,118	0		0		0	1,118

Net loss available to common shareholders	$(1,601)	$4		(234	) E	96	$(1,735)

Diluted earnings (loss) per share	$(0.51)						$(0.55)

GOLDLEAF FINANCIAL SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—UNAUDITED—(Continued)

	Unaudited Pro Forma Statement of Operations For The Year Ended December 31, 2005

						Unaudited Pro Forma Adjustments
			KVI Capital						Pro Format
	Goldleaf	Captiva		GTI		Debit	Credit

	(In thousands, except per share data)
Revenues	$38,351	$1,713	$816	$9,412	A	$917	$		$49,375
					B	1,276
Operating expenses	34,276	2,289	950	10,721	C	468			49,980

Operating income (loss)	4,075	(576)	(134)	(1,309)		(2,661)			(605)
Interest expense, net	381	164	—	(39	) D	2,369			2,875

Income (loss) before provision for income taxes	3,694	(740)	(134)	(1,270)		(5,030)			(3,480)
Provision (benefit) for income taxes	1,359					E		2,716	(1,357)

Net income (loss)	2,335	(740)	(134)	(1,270)		(5,030)		2,716	(2,123)
Preferred stock dividends	2,160			2,915		F		2,915	2,160

Net income (loss) attributable to common shareholders	$175	$(740)	$(134)	$(4,185)		(5,030)		$5,631	$(4,283)

Diluted earnings (loss) per share	$0.06								$(1.39)

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

B.

To increase amortization expense of new intangibles recorded as a result of the acquisitions. For 2006, the pro forma amounts assume that the Company recorded approximately $12.2 million of identified intangibles, consisting of acquired technology ($3.1 million), customer lists ($3.3 million), non-compete agreements ($1.3 million), and tradenames and trademarks ($4.5 million), and that the Company amortizes these amounts over estimated useful lives of seven, ten, three, and indefinite years, respectively. For 2005, the pro forma amounts assume that the Company recorded approximately $15.3 million of identified intangibles, consisting of acquired technology ($3.9 million), customer lists ($4.9 million), vendor programs ($0.1 million), non-compete agreements ($2.0 million), and tradenames and trademarks ($4.5 million), and that the Company amortizes these amounts over estimated average useful lives of five, ten, seven, three, and indefinite, years, respectively.

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

GOLDLEAF FINANCIAL SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—UNAUDITED—(Continued)

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

M.     Subsequent Events

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

GOLDLEAF FINANCIAL SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—UNAUDITED—(Continued)

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

          We paid approximately $29.0 million for these acquisitions and our earlier acquisition of KVI Capital in July 2005, and we recorded goodwill totaling approximately $17.1 million.

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

	Three Months Ended June 30,		Six Months Ended June 30,

	2005	2006	2005	2006

Revenues:
Financial institution service fees	75.9%	80.2%	75.8%	79.3%
Retail inventory management services	23.1	14.4	23.5	15.2
Other products and services	1.0	5.4	0.7	5.5

Total revenues	100.0	100.0	100.0	100.0
Cost of revenues:
Financial institution service fees	6.6	16.6	6.3	16.0
Retail inventory management services	2.5	1.7	2.8	1.8

Gross profit	90.9	81.7	90.9	82.2
Operating expenses:
General and administrative	29.7	36.7	31.9	36.7
Selling and marketing	47.3	34.8	47.4	36.3
Research and development	0.6	2.6	0.7	1.8
Amortization	0.9	4.5	0.9	4.1
Other operating (income) expense, net	0.2	0.1	0.1	0.5

Total operating expenses	78.7	78.7	81.0	79.4

Operating income	12.2	3.0	9.9	2.8
Interest expense, net	0.7	6.5	0.7	5.8

Income (loss) before income taxes	11.5	(3.5)	9.2	(2.9)
Income tax provision (benefit)	4.5	(1.4)	3.6	(1.1)

Net income (loss)	7.0%	(2.1)%	5.6%	(1.8)%

          Historically, we have reported our results of operations using the following line items: participation fees; software license; retail inventory management services; insurance brokerage fees; and maintenance and other. Due to our recent acquisitions, we believe that the presentation set forth above, using line items for financial institution service fees, retail inventory management services and other products and services will be more useful to an understanding of our operations. Therefore, we intend to present our consolidated statement of operations as set forth above on an ongoing basis.

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

          General and Administrative. General and administrative expenses increased 83.7% and 66.7% to $5.2 million and $10.0 million for the three and six months ended June 30, 2006 compared to $2.8 million and $6.0 million for the comparable periods ended June 30, 2005. General and administrative expenses include the cost of our executive, finance, human resources, information and support services, administrative functions and general operations. The increase for the three and six months ended June 30, 2006 is primarily due to the additional general and administrative expenses of $765,000 and $1.3 million associated with the Goldleaf Technologies acquisition, respectively, and $597,000 and $1.2 million associated with the Captiva acquisition, respectively. The majority of these expenses are salary and benefits for the non-sales employees of these entities. Also expensed in the three and six months ended June 30, 2006 is approximately $180,000 and $340,000, respectively, of non-cash stock compensation expense as a result of our adoption of SFAS No. 123R, which requires the estimated fair value of employee stock options to be expensed over the service period.  Additionally, $281,000 and $337,000 of audit fees related to the required acquisition audits of KVI Capital and Goldleaf Technologies were expensed during the three and six months ended June 30, 2006, respectively.  As a percentage of total revenue, general and administrative expenses increased to 36.7% and 36.7% for the three and six months ended June 30, 2006 compared to 29.7% and 31.9% for the comparable periods ended June 30, 2005.

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

          Operating Income. As a result of the above factors, our operating income decreased 63.7% and 57.8% to $420,000 and $783,000 for the three and six months ended June 30, 2006, compared to operating income of $1.2 million and $1.9 million for the three and six months ended June 30, 2005. As a percentage of total revenue, operating income was 3.0% and 2.9% for the three and six months ended June 30, 2006 compared to 12.2% and 9.9% for the comparable periods of 2005.

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

          Income Tax (Benefit) Provision. We had an income tax benefit of approximately $194,000 and $306,000 for the three and six months ended June 30, 2006 compared to provisions of $423,000 and $667,000 for the comparable periods ended June 30, 2005. As a percentage of income before taxes, the income tax rate was approximately 39.0% for the second quarter and first six months of 2006. We currently anticipate that our effective tax rate to be approximately 38.0% in all future periods.

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

          Analysis of Changes in Working Capital

          As of June 30, 2006, we had a working capital deficit of approximately $9.6 million compared to working capital of approximately $2.2 million as of December 31, 2005. The change in working capital resulted primarily from the short-term nature of the Term B debt instrument and the current portion of our long-term debt, as well as increases in accounts payable of $1.8 million, accrued liabilities of $2.4 million, dividends payable of $605,000, deferred revenue of $2.5 million and notes payable of $650,000. These increases were partially offset by increases in cash of $573,000 and accounts receivable of $788,000. All of these changes were primarily the result of completing the Goldleaf Technologies acquisition on January 31, 2006.

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

Exhibit No.		Description

10.6	—

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