Form 10-Q/A
period 2006-09-30
GOLDLEAF FINANCIAL SOLUTIONS INC.
filed 2007-03-29
CIK 1069469

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

GOLDLEAF FINANCIAL SOLUTIONS, INC.
Form 10-Q/A
For Quarter Ended September 30, 2006
EXPLANATORY NOTE

          Goldleaf Financial Solutions, Inc. filed its Quarterly Report on Form 10-Q for the three months ended September 30, 2006 with the SEC on November 14, 2006. During our year-end audit it was determined that all audit fees for audits of the historical periods of KVI Capital and Goldleaf Technologies incurred in the first, second and third quarters of 2006 should be recorded as period costs rather than capitalized as direct costs of the acquisitions. These changes affect our consolidated statements of operations for the three and nine months ended September 30, 2006. Accordingly, to reflect this adjustment in the statements of operations for the three and nine month periods, we are filing this Amendment No. 1 to our Quarterly Report for the three months ended September 30, 2006. The adjustment lowers our operating income by $51,000 and $387,000, increases our net loss available to common shareholders by $31,000 and $238,000 and increases our diluted loss per share by $0.01 and $0.08, respectively, for the three and nine months ended September 30, 2006.

          This Amendment No. 1 to our Quarterly Report on Form 10-Q for the three months ended September 30, 2006 amends only the items listed below and only to reflect the adjustments discussed above. With respect to each item we are amending the quarterly report to delete the disclosure under that item contained in our Quarterly Report on Form 10-Q as amended, and to replace it in its entirety with the disclosure contained in this amendment.

INDEX

Page No.

Part I — Financial Information

Item 1 Financial Statements:

Unaudited Interim Consolidated Financial Data

Unaudited Consolidated Balance Sheets as of September 30, 2006 and December 31, 2005	3

Unaudited Consolidated Statements of Operations for the Three Months Ended September 30, 2006 and 2005	4

Unaudited Consolidated Statements of Operations for the Nine Months Ended September 30, 2006 and 2005	5

Unaudited Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2006 and 2005	6

Notes to Unaudited Consolidated Financial Statements	8

Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

Part II — Other Information

Item 6 Exhibits	35

Signatures	37

EX-31.1 Section 302 Certification of CEO

EX-31.2 Section 302 Certification of CFO

EX-32.1 Section 906 Certification of CEO

EX-32.2 Section 906 Certification of CFO

          Except for the amended information contained herein, this Quarterly Report on Form 10-Q/A continues to speak as of the date of the original filing or subsequent amendment, as applicable, and we have not updated the disclosures contained in this report to reflect events that occurred at a later date unless otherwise noted.

GOLDLEAF FINANCIAL SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30, 2006	December 31, 2005

	Restated (Unaudited)	(Audited)
	(in thousands, except share data)
Assets
Current Assets:
Cash and cash equivalents	$1,923	$137
Restricted cash	11,246	50
Accounts receivable—trade, net of allowance for doubtful accounts of $354 and $206, respectively	6,039	4,773
Accounts receivable—other	6	26
Deferred tax assets	272	370
Investment in direct financing leases	1,989	2,235
Prepaid and other current assets	3,043	1,567

Total current assets	24,518	9,158

Property and equipment, net	3,545	2,187
Operating lease equipment, net	94	187
Other assets:
Software development costs, net	2,414	1,618
Deferred tax assets	1,986	1,456
Investment in direct financing leases, net of current portion	4,276	4,642
Intangible and other assets, net	16,294	4,931
Goodwill	24,598	12,378

Total other assets	49,568	25,025

Total assets	$77,725	$36,557

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,611	$2,535
Accrued liabilities	5,651	1,582
Dividends payable	663	—
Deferred revenue	3,175	456
Customer deposits	11,194	—
Current portion of capital lease obligations	328	—
Current portion of non-recourse lease notes payable	2,016	2,336
Note payable	150	—
Current portion of long-term debt	6,000	—

Total current liabilities	32,788	6,909

Revolving line of credit	2,050	—
Non-recourse lease notes payable, net of current portion	3,825	4,056
Deferred revenue	2,099	—
Capital lease obligations, net of current portion	1,059	—
Other non-current liabilities	98	230
Long-term debt, net of current portion	9,750	—
Senior subordinated long-term debt, net of unamortized discount of $1,491	—	8,509
Preferred Stock, Series C redeemable, no par value, 10,667.4 shares issued and outstanding; net of unamortized discount of $1,265	8,735	—

Total liabilities	60,404	19,704

Commitments and Contingencies
Stockholders’ Equity:
Common stock, no par value; 100,000,000 shares authorized; shares issued and outstanding, 3,163,148 and 3,097,891, respectively	—	—
Preferred Stock, 20,000,000 shares authorized:
Series A non-convertible, no par value; 21,537.8 and 20,000 shares issued and outstanding, respectively	7,087	6,209
Series B convertible, no par value; 40,031 shares issued and outstanding	114	114
Additional paid-in capital	8,647	6,998
Retained earnings	1,473	3,532

Total Stockholders’ Equity	17,321	16,853

Total Liabilities and Stockholders’ Equity	$77,725	$36,557

The accompanying notes are an integral part of these consolidated financial statements.

GOLDLEAF FINANCIAL SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS — UNAUDITED
For the Three Months Ended September 30, 2006 and 2005

	2006	2005

	Restated
	(in thousands, except per share data)
Revenues:
Financial institution service fees	$11,160	$7,309
Retail inventory management services	2,025	2,176
Other products and services	1,326	69

Total revenues	14,511	9,554

Cost of Revenues:
Financial institution service fees	2,694	791
Retail inventory management services	210	245

Gross profit	11,607	8,518
Operating Expenses:
General and administrative	5,136	2,867
Selling and marketing	4,390	4,322
Research and development	349	69
Amortization	647	82
Other operating expense, net	9	(11)

Total operating expenses	10,531	7,329

Operating Income	1,076	1,189
Interest Expense, Net	(871)	(79)

Income Before Income Taxes	205	1,110
Income tax provision	80	433

Net Income	125	677
Preferred stock dividends	583	540

Net (Loss) Income Available to Common Shareholders	$(458)	$137

(Loss) Earnings Per Share:
Basic	$(0.14)	$0.05

Diluted	$(0.14)	$0.05

Weighted Average Common Shares Outstanding:
Basic	3,163	2,951

Diluted	3,163	3,002

The accompanying notes are an integral part of these consolidated financial statements.

GOLDLEAF FINANCIAL SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS — UNAUDITED
For the Nine Months Ended September 30, 2006 and 2005

	2006	2005

	Restated
	(in thousands, except per share data)
Revenues:
Financial institution service fees	$32,680	$21,484
Retail inventory management services	6,148	6,571
Other products and services	2,812	199

Total revenues	41,640	28,254

Cost of Revenues:
Financial institution service fees	7,040	1,959
Retail inventory management services	693	770

Gross profit	33,907	25,525
Operating Expenses:
General and administrative	15,097	8,841
Selling and marketing	14,233	13,194
Research and development	840	197
Amortization	1,746	245
Other operating expense, net	133	8

Total operating expenses	32,049	22,485

Operating Income	1,858	3,040
Interest Expense, Net	(2,443)	(219)

(Loss) Income Before Income Taxes	(585)	2,821
Income tax (benefit) provision	(226)	1,100

Net (Loss) Income	(359)	1,721
Preferred stock dividends	1,700	1,620

Net (Loss) Income Available to Common Shareholders	$(2,059)	$101

(Loss) Earnings Per Share:
Basic	$(0.65)	$0.03

Diluted	$(0.65)	$0.03

Weighted Average Common Shares Outstanding:
Basic	3,157	2,933

Diluted	3,157	2,999

The accompanying notes are an integral part of these consolidated financial statements.

GOLDLEAF FINANCIAL SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED
For the Nine Months Ended September 30, 2006 and 2005

	2006	2005

	Restated
	(in thousands)
Cash Flows From Operating Activities:
Net (loss) income	$(359)	$1,721
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Write-off of debt issuance costs	118	—
Depreciation and amortization	3,257	1,486
Depreciation on fixed assets under operating leases	100	18
Deferred taxes	(260)	740
Amortization of debt issuance costs and discount	508	72
Stock option compensation expense	520	—
Deferred gain on land sale	(12)	(11)
Loss on write-down or disposal of fixed assets and software development costs	38	16
Amortization of lease income and initial direct costs	(468)	—
Gain on sale of leased equipment	(60)	—
Gain on sale of other assets	(40)	—
Changes in assets and liabilities:
Accounts receivable	(947)	(148)
Prepaid and other current assets	(924)	82
Other non-current assets	(131)	—
Accounts payable	(90)	(298)
Accrued liabilities	2,250	(981)
Deferred revenue	481	(142)
Other non-current liabilities	(13)	—

Net cash provided by operating activities	3,968	2,555

Cash Flows From Investing Activities:
Acquisition of P.T.C. Banking assets	(968)	—
Acquisition of Goldleaf Technologies, Inc. net of cash acquired	(16,396)	—
Acquisition of leasing business, net of cash acquired	—	(508)
Investment in direct financing leases	(1,636)	(201)
Lease receivables paid	2,313	—
Proceeds from lease terminations	265	—
Proceeds received from sale of other assets	62	—
Additions to property and equipment	(679)	(424)
Additions to intangibles and other assets	(311)	(96)
Software development costs	(1,159)	(711)
Payments received on notes receivable	45	44

Net cash used in investing activities	(18,464)	(1,896)

The accompanying notes are an integral part of these consolidated financial statements.

GOLDLEAF FINANCIAL SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED
For the Nine Months Ended September 30, 2006 and 2005

	2006	2005

	Restated
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

          The Company was required to complete audits of certain historical periods of both KVI Capital and Goldleaf Technologies following its acquisitions of these entities. The audits were performed in the quarters ended March 31, 2006, June 30, 2006 and September 30, 2006. The company capitalized these audit fees as direct acquisition costs of the entities. However, during the Company’s year-end audit, it was determined that these audit costs should be expensed as incurred rather than capitalized as part of the direct costs of the acquisitions. Therefore, the Company has restated its consolidated financial statements for the three and nine months ended September 30, 2006 to properly reflect these audit costs as a period expense. The adjustment lowers the Company’s operating income by $ 51,000 and $ 387,000, increases the Company’s net loss available to common shareholders by $ 31,000 and $ 238,000 and i ncreases our diluted loss per share by $ 0.01 and $ 0.08, respectively, for the three and nine months ended September 30, 2006.

          The Company also restated its previously issued financial statements for the three months ended March 31, 2006 and the three and six months ended June 30, 2006.

          The following tables shows the affect of the restatement on the consolidated financial statements of the Company for the three and nine months ended September 30, 2006:

	September 30, 2006

	As Reported	As Restated

	(in thousands)
Balance Sheet Changes:
Prepaid and other current assets	$2,894	3,043
Total Current assets	24,369	24,518
Goodwill	24,985	24,598
Retained earnings	1,711	1,473

	Three months ended September 30, 2006

Statement of Operations changes:
General and administrative	5,085	5,136
Total operating expenses	10,480	10,531
Operating income	1,127	1,076
Income before income taxes	256	205
Income tax provision	100	80
Net Income	156	125
Net loss available to common shareholders	(427)	(458)
Diluted loss per share	(0.13)	(0.14)

	Nine months ended September 30, 2006

General and administrative	14,710	15,097
Total operating expenses	31,662	32,049
Operating income	2,245	1,858
Loss before income taxes	(198)	(585)
Income tax benefit	(77)	(226)
Net loss	(121)	(359)
Net loss available to common shareholders	(1,821)	(2,059)
Diluted loss per share	$(0.57)	$(0.65)

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

          The following table represents information necessary to calculate earnings per share for the three and nine-month periods ended September 30, 2006 and 2005:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2006	2005	2006	2005

	(in thousands)		(in thousands)
Net (loss) income available to common shareholders	$(458)	$137	$(2,059)	$101

Weighted average common shares outstanding	3,163	2,951	3,157	2,933
Plus additional shares from common stock equivalent shares:
Options, warrants, and convertible preferred stock	—	51	—	66

Diluted weighted average common shares outstanding	3,163	3,002	3,157	2,999

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

	Three Months Ended September 30, 2006			Three Months Ended September 30, 2005

	Financial Institution Service Fees	Retail Inventory Management Services	Total	Financial Institution Service Fees	Retail Inventory Management Services	Total

	(In thousands)
Revenues	$12,486	$2,025	$14,511	$7,378	$2,176	$9,554

Cost of revenues	2,694	210	2,904	791	245	1,036

Gross profit	9,792	1,815	11,607	6,587	1,931	8,518

(Loss) income before taxes	(303)	508	205	644	466	1,110

Assets	74,290	3,435	77,725	26,155	3,895	30,050

Total expenditures for additions to long-lived assets	671	—	671	607	6	613

Goodwill	$22,528	$2,070	$24,598	$5,767	$2,070	$7,837

	Nine Months Ended September 30, 2006			Nine Months Ended September 30, 2005

	Financial Institution Service Fees	Retail Inventory Management Services	Total	Financial Institution Service Fees	Retail Inventory Management Services	Total

	(In thousands)
Revenues	$35,492	$6,148	$41,640	$21,683	$6,571	$28,254

Cost of revenues	7,040	693	7,733	1,959	770	2,729

Gross profit	28,452	5,455	33,907	19,724	5,801	25,525

(Loss) income before taxes	(1,905)	1,320	(585)	1,653	1,168	2,821

Assets	74,290	3,435	77,725	26,155	3,895	30,050

Total expenditures for additions to long-lived assets	2,137	12	2,149	1,216	15	1,231

Goodwill	$22,528	$2,070	$24,598	$5,767	$2,070	$7,837

J.   Stock Option Grants

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

	Unaudited Pro Forma Statement of Operations For The Nine Months Ended September 30, 2006

			Unaudited Pro Forma Adjustments

	Goldleaf	GTI	Debit		Credit		Total

	(In thousands, except per share data)
Revenues	$41,640	$1,014	A $	41			$42,613
			B	100
Operating expenses	39,782	1,010	C	6			40,898

Operating income	1,858	4		(147)			1,715
Interest expense, net	2,443	—	D	87			2,530

Income (loss) before provision (benefit) for income taxes	(585)	4		(234)			(815)

Benefit for income taxes	(226)	—			E	90	(316)

Net income (loss)	(359)	4		(234)		90	(499)
Preferred dividends	1,700	—					1,700

Net (loss) income available to common shareholders	$(2,059)	$4		(234)		90	$(2,199)

Diluted loss per share	$(0.65)						$(0.70)

	Unaudited Pro Forma Statement of Operations For The Year Ended December 31, 2005

					Unaudited Pro Forma Adjustments

	Goldleaf	Captiva	KVI Capital	GTI	Debit		Credit		Pro Format

	(In thousands, except per share data)
Revenues	$38,351	$1,713	$816	$9,412	A $	917	$		$49,375
					B	1,276
Operating expenses	34,276	2,289	950	10,721	C	468			49,980

Operating income (loss)	4,075	(576)	(134)	(1,309)		(2,661)			(605)
Interest expense, net	381	164	—	(39)	D	2,369			2,875

Income (loss) before provision for income taxes	3,694	(740)	(134)	(1,270)		(5,030)			(3,480)
Provision (benefit) for income taxes	1,359						E	2,716	(1,357)

Net income (loss)	2,335	(740)	(134)	(1,270)		(5,030)		2,716	(2,123)
Preferred stock dividends	2,160			2,915			F	2,915	2,160

Net income (loss) available to common shareholders	$175	$(740)	$(134)	$(4,185)		(5,030)		$5,631	$(4,283)

Diluted earnings (loss) per share	$0.06								$(1.39)

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

	Three Months Ended September 30,		Nine Months Ended September 30,

	2005	2006	2005	2006

Revenues:
Financial institution service fees	76.5%	76.9%	76.0%	78.5%
Retail inventory management services	22.8	14.0	23.3	14.8
Other products and services	0.7	9.1	0.7	6.7

Total revenues	100.0	100.0	100.0	100.0
Cost of revenues:
Financial institution service fees	8.3	18.6	6.9	16.9
Retail inventory management services	2.6	1.4	2.7	1.7

Gross profit	89.1	80.0	90.4	81.4
Operating expenses:
General and administrative	30.0	35.4	31.3	36.3
Selling and marketing	45.2	30.3	46.7	34.2
Research and development	0.7	2.4	0.7	2.0
Amortization	0.9	4.5	0.9	4.2
Other operating (income) expense, net	(0.1)	0.1	0.0	0.3

Total operating expenses	76.7	72.7	79.6	77.0

Operating income	12.4	7.3	10.8	4.4
Interest expense, net	0.8	6.0	0.8	5.9

Income (loss) before income taxes	11.6	1.3	10.0	(1.5)
Income tax provision (benefit)	4.5	0.5	3.9	(0.5)

Net income (loss)	7.1%	0.8%	6.1%	(1.0)%

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

          General and Administrative.  General and administrative expenses increased 79.1% and 70.8% to $5.1 million and $15.1 million for the three and nine months ended September 30, 2006 compared to $2.9 million and $8.8 million for the comparable periods ended September 30, 2005.  General and administrative expenses include the cost of our executive, finance, human resources, information and support services, administrative functions and general operations.  The increase for the three and nine months ended September 30, 2006 is primarily due to the additional general and administrative expenses of $793,000 and $2.1 million associated with the Goldleaf Technologies acquisition, respectively, and $601,000 and $1.8 million associated with the Captiva acquisition, respectively.  The majority of these expenses are salary and benefits for the non-sales employees of these entities.  Also expensed in the three and nine months ended September 30, 2006 is approximately $180,000 and $520,000, respectively, of non-cash stock compensation expense as a result of our adoption of SFAS No. 123R, which requires the estimated fair value of employee stock options to be expensed over the service period.  Additionally, $51,000 and $387,000 of audit fees related to the required acquisition audits of KVI Capital and Goldleaf Technologies were expensed during the three and nine months ended September 30, 2006. As a percentage of total revenue, general and administrative expenses increased to 35.4% and 36.3% for the three and nine months ended September 30, 2006 compared to 30.0% and 31.3% for the comparable periods ended September 30, 2005.

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

          Operating Income.  As a result of the above factors, our operating income decreased 9.5% and 38.9% to $1.1 million and $1.9 million for the three and nine months ended September 30, 2006, compared to operating income of $1.2 million and $3.0 million for the three and nine months ended September 30, 2005.  As a percentage of total revenue, operating income was 7.3% and 4.4% for the three and nine months ended September 30, 2005 compared to 12.4% and 10.8% for the comparable periods of 2005.

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

          Income Tax Provision (Benefit).  We had an income tax provision of approximately $80,000 for the three months ended September 30, 2006 and a tax benefit of approximately $(226,000) for the nine months ended September 30, 2006 compared to provisions of $433,000 and $1.1 million for the comparable periods ended September 30, 2005.  As a percentage of income before taxes, the income tax rate was approximately 39.0% for the third quarter and first nine months of 2006.  Excluding the income tax effects related to the one-time charges to be incurred in the quarter ended December 31, 2006 related to our recently completed secondary offering, we anticipate that our effective tax rate will be approximately 39.0% in all future periods.

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

          Analysis of Changes in Working Capital

          As of September 30, 2006, we had a working capital deficit of approximately $8.3 million compared to working capital of approximately $2.2 million as of December 31, 2005.  The change in working capital resulted primarily from the short-term nature of the Term B debt instrument and the current portion of our long-term debt, as well as increases in accounts payable of $1.1 million, accrued liabilities of $4.1 million, dividends payable of $663,000, deferred revenue of $2.7 million and notes payable of $150,000.  These increases were partially offset by increases in cash of $1.8 million and accounts receivable of $1.3 million.  All of these changes were primarily the result of completing the Goldleaf Technologies acquisition on January 31, 2006.

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