Form 10-K
period 2006-12-31
GOLDLEAF FINANCIAL SOLUTIONS INC.
filed 2007-03-29
CIK 1069469

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D. C. 20549

FORM 10-K

CHECK ONE:

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006,

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

          The aggregate market value of Registrant’s voting stock held by non-affiliates of the Registrant, computed by reference to the price at which the stock was sold, or average of the closing bid and asked prices, as of June 30, 2006 was approximately $27,064,709.

          On March 9, 2007, 17,030,628 shares of the Registrant’s no par value Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the Registrant’s definitive proxy statement for its 2007 annual meeting of stockholders are incorporated by reference into Part III, Items 10, 11, 12, 13 and 14 of this Form 10-K.

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

PART I

Item 1. Business.

General

          We provide a suite of technology-based products and services that help community financial institutions serve their customers better, improve their operational efficiency, enhance their competitive position, increase their profitability and help them satisfy regulatory requirements. We focus on the needs and interests of community financial institutions and strive to provide our clients with proven, user-friendly technologies, coupled with superior customer service. We provide our solutions primarily on an outsourced basis, enabling our clients to obtain our advanced products and services without having to incur the substantial capital expense and hire the skilled personnel required to develop, implement and update their internal systems. In addition to the suite of solutions we offer to community financial institutions, we also offer products and services to small businesses. As of December 31, 2006, we had over 2,500 community financial institution clients.

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

Recent Expansion of Business Focus

          Historically, our business has primarily consisted of providing accounts receivable financing solutions and retail inventory management services. Recently, we have made a number of strategic acquisitions designed to enable us to offer a broader range of products and services to meet the technology needs of community financial institutions. On December 9, 2005, we merged with Captiva Solutions, LLC (“Captiva”), adding core, item and image processing services to our product suite. In connection with the Captiva merger, Captiva’s chief executive officer, Lynn Boggs, became our chief executive officer. On January 18, 2006, we acquired the assets of P.T.C. Banking Systems, Inc. (“P.T.C.”), adding full-featured teller automation systems to our product suite. On January 31, 2006, we acquired Goldleaf Technologies, adding ACH origination and processing, remote check capture and deposit processing and financial institution website design and hosting. To grow our revenues, we intend to focus on offering our newly expanded suite of technology-based products and services to community financial institutions, including our existing clients. We expect, however, that in 2007 and for a period thereafter, we will continue to generate a substantial portion of our revenues from our accounts receivable financing solutions and our retail inventory management services. Our revenues from those sources have declined from year-to-year in recent years.

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

          According to research by technology research firm IDC in June 2006, banks, thrifts, and credit unions in the United States spent approximately $31 billion on information technology during 2005 and are expected to spend approximately $35.5 billion in 2007. Our target market of community financial institutions ranges in size from start-up de novo financial institutions to those with $1 billion in assets. According to the FDIC, the number of these financial institutions totals approximately 8,032 as of December 31, 2006.

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

          Small businesses are important customers for community financial institutions. According to industry sources, there are approximately 11.7 million small businesses in the United States, each with less than $25 million of annual sales. We believe that many of these businesses are locally owned and operated and that they bank with community financial institutions that often lack the products and services necessary to support the full range of a small business’ financial needs.

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

          Focus on Customer Relationships and Compete More Effectively. We believe that customers of community financial institutions are seeking personalized, relationship-based service focused on the local community and its business needs. We provide our community financial institution clients with a broad array of proven products and services that appeal to small businesses. As a result, we believe we enable our clients to attract small business customers, to maintain and expand their relationships with those customers and to compete more effectively with larger financial institutions. Additionally, we employ approximately 35 business development managers who are dedicated to marketing some of the products and services we provide to community financial institutions directly to their small business customers.

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

          Cross-Sell to Our Customer Base. We seek to increase the products and services we provide to our clients. As a result of recent acquisitions, we now provide products and services to over 2,500 financial institutions, which we believe gives us an attractive market for cross-selling opportunities. We intend to grow our revenues by cross-selling additional products and services to our clients that do not currently use our full range of products and services.

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

          Item Processing and Check Imaging

          The passage of the Check Clearing for the 21st Century Act, or Check 21, along with increased technological development, has created a demand for faster, more efficient electronic handling of bank documents. The need to reduce labor, research time and costs has increased the demand for check imaging solutions. Check 21 has removed legal obstacles to electronic check clearing and has facilitated the use of check truncation and check imaging. Financial institutions employ check imaging as part of their efforts to reduce operating costs and provide enhanced banking services to their customers.

          We provide a turn-key  solution for check imaging activities that gives our clients the ability to offer check imaging either on an in-house basis through the purchase of our proprietary software solution or on an outsourced basis through our data center without a large capital expenditure. Our systems deliver a suite of check imaging products, including:

•	front and back imaging for customer statements;

•	clearing and settlement;

•	reconciliation; and

•	automated exception processing.

          To establish a presence on the east coast and enhance the redundancy of our operations, we have opened an item processing and imaging center in Atlanta, Georgia.

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

          Accounts Receivable Financing Solutions

          Our BusinessManager product enables community financial institutions to manage accounts receivable financing, from the purchase of receivables from small businesses to the ongoing processing, billing and tracking of these receivables. Many of our clients outsource this activity to us. To automate the process further, we offer electronic links for the financial institutions and their small business customers through secure connections to our Internet portal, BusinessManager.com. During 2006, our network of client financial institutions purchased approximately $3.58 billion of accounts receivable from approximately 2,200 small businesses. We do not act as a lender for any of our accounts receivable financing solutions and do not have any credit risk for the accounts receivable. BusinessManager, including insurance brokerage fees related to BusinessManager, generated $26.1 million, or 46.9%, of our total revenues in 2006, $26.3 million, or 68.9%, of our total revenues in 2005 and $28.6 million, or 72.1%, of our revenues in 2004.

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

          In addition to BusinessManager, we offer the following complementary products and services:

•	MedCashManager— an accounts receivable financing product using a third party solution specifically tailored for medical facilities and practices;

•

LendingNetwork— a referral network that offers small business financing from a group of alternative commercial lenders, allowing our community financial institutions to provide their small business customers with another financing option when a traditional line of credit or accounts receivable financing through BusinessManager is not available; and

•	Insurance— our insurance brokerage subsidiary offers credit and fraud insurance to our accounts receivable financing clients.

          Teller Automation Systems

          Our teller automation systems, including WinTELLER, WinGUARD and CaptureFIRST, are installed in approximately 60 financial institutions in the United States and are designed to help financial institution branches better manage customer account transactions, improve teller efficiency and enhance customer experiences. WinGUARD is a transactional fraud detection solution and CaptureFIRST is a branch image capture and signature verification tool.

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

          Financial Institution Website Design and Hosting

          Our website design and hosting services for community financial institutions provide solutions that give a community financial institution a variety of options for its website. We have designed and currently host over 625 financial institution websites across the United States, but we do not host any confidential bank data on our servers.

          Related Products and Services

          To complement our product and service offerings described above, we provide a variety of related services, software products and equipment. Our current ancillary products and services include:

•	loan and deposit platform automation;

•	Free Checking— our direct mail campaign to assist community financial institutions with new account initiation;

•	Internet banking;

•	electronic bill presentment and payment; and

•	IdentificationManager— a United States Patriot Act verification tool.

          In addition to the products and services we offer to community financial institutions and their small business customers, we also provide small business retailers with retail inventory management services through our RMSA division. We believe that between 30,000 and 90,000 retail businesses fit the profile of a RMSA client. We believe that RMSA’s inventory management software, called Freedom, is unique in the industry as a result of its ability to provide retailers with a ten-month “forecast” of inventory needs based on a “bottom-up” approach to planning. RMSA’s system looks at the performance of individual classifications of inventory in each store, as opposed to most inventory management services, which are “top down” systems. RMSA generated $8.2 million, or 14.7%, of our total revenues in 2006, $8.7 million, or 22.6%, of our total revenues in 2005 and $9.0 million, or 22.6%, of our revenues in 2004.

          We operate in two industry segments, financial institution services and retail inventory management services. Note 23 to our audited consolidated financial statements included in this Form 10-K discloses our segment results.

Sales and Marketing

          We seek to retain and expand our community financial institution client base and to help our clients drive end user adoption rates for their small business customers. As of December 31, 2006, we had approximately 125 employees involved in direct sales, marketing and business development activities. As of that date, our financial institutions sales team was composed of approximately 35 sales representatives and product specialists who sell our suite of products and services. Because they have the ability to sell our full range of products and services, our sales representatives can capitalize on their relationships with community financial institutions by cross-selling additional products and services to existing clients.

          In addition, we have approximately 35 business development managers who work closely with our community financial institution clients to sell some of our products to small businesses. These sales professionals use our database marketing tools to provide a detailed analysis of small businesses that are likely candidates for our products in the community financial institution’s prospective market area. We also sell and market our retail inventory management services through analysts located throughout the United States and Canada. As of December 31, 2006, we employed 37 such analysts. The average RMSA analyst has been with RMSA for more than 14 years and has more than 20 years’ experience in the retail sector.

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

Industry Background and Market

          Community Financial Institutions

          Financial institutions have historically invested a significant amount of money in information technology systems.  Technology firm IDC estimates that banks, thrifts and credit unions in the United States spent approximately $31 billion on information technology during 2005 and are expected to spend approximately $35.5 billion in 2007.  Our target market of community financial institutions ranges in size from de novo banks (i.e. start-up financial institutions) to those with $1 billion in assets. We believe the number of these financial institutions totals approximately 8,100.

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

          Core Data Processing

          We provide software and systems that meet our customers’ core data processing requirements, including general ledger, loan and deposit operations, financial accounting and reporting and customer information file maintenance. Our products and services provide superior flexibility and improve customer service throughout the financial institution. Most of our customers outsource their processing activities to our data center located in Denver, Colorado, while others install our systems in-house and perform the processing functions themselves. We are planning to build out an item processing and imaging center in Atlanta, Georgia during 2007.

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

          In our item processing operations, we provide a turnkey solution for check imaging activities that provides our customers the ability to offer check imaging either on an in-house basis through the purchase of our proprietary software solution or on an outsourced basis through our data center without a large capital expenditure. Our systems deliver a suite of check imaging products, including front and back imaging for customer statements, clearing and settlement, reconciliation and automated exception processing. Customers may print multiple check images in check sequence on a single page for inclusion in monthly statements, thereby reducing postage costs. This system allows bank employees and bank customers to retrieve imaged checks on personal computers to facilitate signature verification and improve research. We provide these services through our service bureau operations using 3rd party software systems.

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

          During 2006, our network of client financial institutions purchased approximately $3.58 billion of accounts receivable from approximately 2,200 small businesses.

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

          Financial Institution Website Design and Hosting

          Almost all financial institutions want to have a sophisticated and dynamic website. Our website design and hosting services for financial institutions provides everything a financial institution typically desires. We provide conceptual, functional and useful web solutions. The process of designing each financial institution website is well defined and highly efficient based on years of experience in designing and hosting websites. A financial institution can select from a multitude of options for their website. We currently have designed and host over 625 financial institution websites across the United States.

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

          The WinTELLER® system is installed in approximately 60 financial institutions in the United States and is designed to help financial institution branches better manage customer account transactions, improve teller efficiency, and enhance customer experiences.

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

          Expand Our Existing Customer Relationships. We seek to increase the products and services we provide to those customers that do not use our full range of products and services. We believe that we will be able to increase revenues from current customers with lower sales and marketing expenses as well as further the relationship with the existing customers.  As of December 31, 2006 we offer products and services to over 2,500 financial institutions.

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

Sales and Marketing

          Financial Institution Services

          At March 1, 2007, our financial institutions sales team is composed of approximately 34 sales representatives, product specialists and others who sell certain of our products but act as referral agents to sales specialists in other areas.  This allows us to capitalize on the experienced sales force that we employ to assist in cross-selling products and services to existing clients.  In addition, we have approximately 35 business development managers who focus on merchants which allows for cross-selling opportunities for our financial institution sales team.

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

          We continue to sell and support selected products and solutions in the Caribbean, and we now have installations in Central America as a result of our Goldleaf Technologies acquisition. Our international sales have accounted for less than 1% of our total revenues in each of the three years ended December 31, 2006, 2005, and 2004.

          Retail Inventory Management Services

          We sell and market our retail planning services through consultants and analysts located throughout the United States and Canada. As of March 1, 2007, we employed 38 such consultants and analysts. The average RMSA analyst has been with RMSA for more than 14 years and has more than 20 years experience in the retail sector.  Our consultants and analysts pursue sales and service opportunities in all fifty states.  Leads are acquired for RMSA through trade shows, direct mail campaigns, and our alliances.

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

          Retail Inventory Management Services

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

Employees

          At March 1, 2007, we employed 343 people.  We have approximately 129 employees involved in direct sales, marketing and business development activities.

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

Risks Related to Our Business

We generate a significant amount of our revenues from our accounts receivable financing solution and our retail inventory management services, and those revenues have declined in recent years. If these trends continue, our financial performance may be materially and adversely affected.

          For the fiscal year ended December 31, 2006, we derived approximately 46.9% of our consolidated revenues from participation fees, license fees, insurance brokerage fees, and maintenance fees from BusinessManager, our accounts receivable financing solution, and approximately 14.7% of our consolidated revenues from fees generated by RMSA, our retail inventory management services product.  We expect to continue to generate a substantial portion of our revenues from BusinessManager and RMSA during 2007 and for some period thereafter. In recent years, our revenues from BusinessManager and RMSA have declined from year-to-year. If our annual revenues from BusinessManager or RMSA continue to decline or begin to decline more rapidly, we may not be able to generate sufficient revenues from our other products or services to offset that decline. In addition, we cannot be certain that we will be able to continue to successfully market and sell BusinessManager to both financial institutions and their small business customers or successfully market and sell our RMSA services to small businesses. Our failure to do so, or any events that adversely affect BusinessManager or RMSA, would materially and adversely affect our overall business.

The loss of our chief executive officer or other key employees could have a material adverse effect on our business.

          Mr. Boggs, our chief executive officer, has substantial experience in our industry. Although we maintain key man life insurance on Mr. Boggs and we have an employment agreement with him, our client and marketing relationships would likely be impaired and our business would likely suffer if, for any reason, we lost the services of Mr. Boggs. In addition, we believe that our success as a combined company depends on the continued contribution of a number of our other executive officers or key employees. The loss of services of any of these individuals would similarly adversely affect our business.

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

          Our growth strategy is partly based on making acquisitions. We plan to continue to acquire complementary businesses, products and services. We must integrate the technology, products and services, operations, systems and personnel of acquired businesses, including our recent acquisitions, with our own and attempt to grow the acquired businesses as part of our company. The integration of other businesses is a complex process and places significant demands on our management, financial, technical and other resources. The successful integration of businesses we acquire is critical to our future success, and if we are unsuccessful in integrating these businesses, our financial and operating performance could suffer. The risks and challenges associated with acquisitions include:

•	the inability to centralize and consolidate our financial, operational and administrative functions with those of the businesses we acquire;

•	our management’s attention may be diverted from other business concerns;

•	the inability to retain and motivate key employees of an acquired company;

•	our entrance into markets in which we have little or no prior direct experience;

•	the inability to prepare and file with the SEC in a timely manner the required financial statements of any businesses we acquire;

•	litigation, indemnification claims and other unforeseen claims and liabilities that may arise from the acquisition or operation of acquired businesses;

•	the costs necessary to complete integration exceeding our expectations or outweighing some of the intended benefits of the acquisitions we close;

•	the inability to maintain the client relationships of an acquired business; and

•	the costs necessary to improve or replace the operating systems, products and services of acquired businesses exceeding our expectations.

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

If we are unable to successfully integrate the business operations of companies we acquire in the future into our business operations, we will not realize the anticipated potential benefits from these acquisitions and our business could be adversely affected.

          Any future acquisitions we complete will involve the integration of companies that have previously operated independently and may be in markets that are new to us. Successful integration of future acquired businesses with ours entails numerous challenges and will depend on our ability to consolidate operations, systems and procedures, eliminate redundancies and reduce costs. If we are unable to do so, we will not realize any anticipated potential benefits of the acquisitions, and our business and results of operations would be adversely affected.

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

          As an example of the risks of this nature that we faced, in May 2006 our Goldleaf Technologies division suffered an attempt to redirect its clients’ customers to a phishing website to entice them to enter their personal financial information. To ensure the security of the network, Goldleaf Technologies temporarily suspended all Internet access to its website services. Although Goldleaf Technologies does not host any personal data for its community financial institution clients and consequently lost no data in the incident, the interruption of service, the inconvenience to its clients and their customers, the management time required to deal with the issue, and the potential loss of personal data by consumers who may have been enticed to enter their information on the false website have had and may continue to have an adverse effect on our financial performance and business reputation.

If we experience losses, we could experience difficulty meeting our business plan and our stock price could decline.

          We may not be able to maintain our financial performance as we implement our business plan. Any failure to achieve and maintain profitability could negatively affect the market price of our common stock. If our revenues decline or grow slower than we anticipate, or if our operating expenses exceed our expectations and cannot be adjusted accordingly, our business operations and financial results will suffer. We anticipate that we will incur significant product development, administrative, and sales and marketing expenses. In light of these expenses, any failure to increase revenues significantly may also harm our ability to achieve and maintain profitability.

If we are unable to maintain or grow our business, our operating results and financial condition would be adversely affected.

          In recent years, revenues generated by our accounts receivable financing solution and retail inventory management products and services have declined. We cannot guarantee that our revenues will not continue to decline. If we are unable to grow our business and revenues, our operating results and financial condition would be adversely affected.

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

          We intend to grow organically and through acquisitions and strategic alliances. These growth plans will require a substantial expenditure of time, money and other valuable resources. Not only does this take resources away from our current business, but we face the risk that our strategy will not ultimately be successful. In that event, the continued costs associated with being a public company may outweigh the anticipated organic growth of our current business, which could result in our being delisted from the Nasdaq Global Market or engaging in a going private transaction.

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

          Failure of our network infrastructure and equipment, as well as the occurrence of significant human error, a natural disaster or other unanticipated problems, could halt our services, damage network equipment and result in substantial expense to repair or replace damaged equipment. In addition, the failure of our telecommunication providers to supply necessary services to us could also interrupt our business, particularly the application hosting and transaction processing services we offer to our client financial institutions via secure Internet connections. The inability to supply these services to our clients could negatively affect our business, reputation, operating results and financial condition. Currently, we have only one core data and two item processing centers. Interruption in our processing or communications services could delay transfers of our clients’ data, or damage or destroy the data. Any of these occurrences could result in lawsuits or loss of clients and may also harm our reputation.

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

We may not have adequate capital to support our planned growth, which could significantly impair our ability to add new products or services.

          A significant part of our growth plans rests on the development of new products, strategic acquisitions and the formation of strategic alliances for our primary products. To execute our growth plans as we intend, we may need additional capital. Market conditions when we need this capital may preclude access to new capital of any kind or to capital on terms acceptable to us. Any of these developments could significantly hinder our ability to add new products or services, pursue strategic acquisitions or enter into strategic alliances.

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

          The introduction of new technologies and financial products and services can render existing technology products and services obsolete. We expect other vendors to introduce new products and services, as well as enhancements to their existing products and services, which will compete with our current products and services. To be successful, we must anticipate evolving industry trends, continue to apply advances in technology, enhance our existing products and services and develop or acquire new products and services to meet the demands of our clients. We may not be successful in developing, acquiring or marketing new or enhanced products or services that respond to technological change or evolving client needs. We may also incur substantial costs in developing and employing new technologies. If we fail to adapt to changes in technologies, we could lose clients and revenues, and fail to attract new clients or otherwise realize the benefits of costs we incur.

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

Risks Related to Our Industry

We depend heavily on a single industry and any downturn in that industry would materially and adversely affect our business and operations.

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

If we fail to maintain adequate internal controls over financial reporting, then our business and operating results could be harmed.

          Internal controls over financial reporting are processes designed to provide reasonable assurances regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP. We have disclosed a material weakness in our internal controls over financial reporting in Item 9A - Controls and Procedures of this report. A failure of our remedial measures, as discussed in Item 9A - Controls and Procedures, to correct this material weakness may cause us to fail to meet our reporting obligations, cause our financial statements to contain material misstatements and harm our business and operating results. Even after effecting the remedial measures discussed in Item 9A - Controls and Procedures, our internal controls may not prevent all potential errors, because any control system, regardless of its design, can provide only reasonable, and not absolute, assurance that the objectives of the control system will be achieved.

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

          As of December 31, 2006, we had available net operating losses, or NOLs, of approximately $47.8 million that will expire beginning in 2011 if not used. We acquired approximately $37.6 million of these NOLs in connection with our 2001 merger with Towne Services. Section 382 of the Internal Revenue Code limits the amount of NOLs available to us in any given year. This limitation permits us to realize only a small portion of the potential tax benefit of the NOLs each year. We estimate that we will be able to realize approximately $5.3 million of the Towne Services NOLs, which we recorded as a $1.9 million deferred tax asset at December 31, 2006. We may be unable to use all of these NOLs before they expire.

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

          Item 1B. Unresolved Staff Comments.

          None.

          Item 2. Properties.

          In March 2000, we signed a ten-year lease for approximately 45,000 square feet of office space in a building in Brentwood, Tennessee. This leased space houses our headquarters, processing, insurance and other staff offices. We also lease approximately 14,000 square feet of office space in a building in Atlanta, Georgia. This leased space has a three-year term and houses a portion of our executive management and an item processing and imaging center. Our retail forecasting services group is based in Riverside, California where we lease 6,100 square feet of office space. The term for this space expires January 31, 2008. We also lease approximately 7,500 square feet of office space in Denver, Colorado for our core and item processing services. This lease expires July 31, 2007. Through our acquisition of Goldleaf Technologies in 2006, we lease approximately 12,000 square feet of office space in a building in Brentwood, Tennessee. This office space has been vacated, has approximately three years remaining and is currently being marketed to sublease occupants.

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

          Item 4. Submission of Matters to a Vote of Security Holders.

          None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

          Our common stock is currently traded on The Nasdaq Global Market under the designation “GFSI”. As of January 31, 2007, there were approximately 2,480 shareholders of record. The closing price on March 1, 2007 was $6.72. The following table sets forth representative bid quotations of the common stock for each quarter of 2006 and 2005 as provided by NASDAQ. The following bid quotations reflect interdealer prices without retail mark-ups, markdowns, or commissions, and may not necessarily represent actual transactions.

	BID QUOTATIONS

For the year ended December 31, 2005	HIGH	LOW

First Quarter	$12.10	$9.70
Second Quarter	$10.75	$6.55
Third Quarter	$10.25	$6.15
Fourth Quarter	$6.95	$3.05

For the year ended December 31, 2006	HIGH	LOW

First Quarter	$9.00	$5.30
Second Quarter	$10.05	$7.50
Third Quarter	$8.90	$4.41
Fourth Quarter	$7.00	$5.24

          We did not declare or pay any cash dividends on our common stock in 2005 and 2006. As a result of our January 2004 transaction with Lightyear, as discussed in Note 4 to our audited consolidated financial statements included in this report, we declared and paid dividends on our Series A, Series B, and Series C preferred shares on a quarterly basis in 2006 and on our Series A and Series B preferred shares in 2005. The preferred dividends and deemed distributions totaled $19.4 million and $2.1 million in 2006 and 2005, respectively.  In 2006, the Series A and C dividends were paid in cash totaling $1.6 million and paid-in-kind with the issuance of 1,537.8125 and 667.4 additional shares of Series A and C preferred stock and 667.3973 additional shares of Series C preferred stock..  The 2006 Series B preferred dividends totaling approximately $150,000 were paid in cash on December 8, 2006.  Under the terms of the Bank of America credit facility described more fully elsewhere in this report, we are prohibited from declaring and paying cash dividends on our common shares and the Series A, Series B and Series C preferred shares during the term of the facility except as discussed above.  As of December 31, 2006, all of the Series A, B, and C preferred shares had been redeemed and there were no Series A, B, or C preferred shares outstanding.

Equity Compensation Plans

          We currently have stock options outstanding under seven separate stock option plans known as the Private Business, Inc. 2005 Long Term Equity Incentive Plan, or the 2005 Plan, the Private Business, Inc. 2004 Equity Incentive Plan, or the 2004 Plan, the Private Business, Inc. 1999 Amended and Restated Stock Option Plan, or the 1999 Plan, the Towne Services, Inc. 1996 Stock Option Plan, the Towne Services, Inc. 1998 Stock Option Plan, the Towne Services, Inc. Director Stock Option Plan and the Towne Services, Inc. Non-Qualified Stock Option Plan.  We also have options outstanding under individual stock option grants that are not governed by the terms of a stock option plan but that were made pursuant to a single form of option grant (we refer to those grants as the 1994 Plan).  All of the Towne Services, Inc. stock option plans have been terminated and no future stock options will be granted under these plans.  There are 40,942 stock options issued and outstanding under the Towne Services, Inc. plans, 998,792 stock options issued and outstanding under the 2005 Plan, 82,600 stock options issued and outstanding under the 2004 Plan, 260,113 stock options issued and outstanding under the 1999 Plan, and 43,742 options issued and outstanding under the 1994 Plan.

          The following table provides information about our equity compensation plans in effect as of December 31, 2006, aggregated for two categories of plans, those approved by shareholders and those not approved by shareholders.

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))

	(a)	(b)	(c)
Equity compensation plans approved by shareholders	1,426,189	$8.65	55,073
Equity compensation plans not approved by shareholders	0	—	0
Total	1,426,189	$8.65	55,073

Performance Graph

          The following performance graph and related information shall not be deemed “soliciting material” or to be “filed” with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or Securities Exchange Act of 1934, each as amended, except to the extent that we specifically incorporate it by reference into such a filing.

          This stock performance graph compares the yearly percentage change in cumulative total shareholder return on our common stock with (a) the performance of a broad equity market indicator, in our case the Nasdaq Stock Market (US) (the “Nasdaq Index”) and (b) the performance of a published industry index or peer group index, in our case the Russell 2000 (the “Russell 2000 Index”). We do not believe that we have an industry peer group. The following graph compares the yearly percentage change in the return on our common stock for the period commencing on December 31, 2001 and ending on December 31, 2006, with the cumulative total return on the Nasdaq Index and the Russell 2000 Index. The graph assumes the investment of $100 on December 31, 2001 in each of our common stock, the Nasdaq Index and the Russell 2000 Index on December 31, 2001, and that with respect to each hypothetical investment, all dividends were reinvested.

Graph produced by Research Data Group, Inc

          Item 6. Selected Financial Data.

          The following selected financial data is derived from our audited consolidated financial statements and should be read in conjunction with those financial statements, including the related notes thereto. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” All earnings per share amounts have been adjusted for the 1-for-3 reverse stock split that occurred in August 2001 in conjunction with the Towne merger and the 1-for-5 reverse stock split that occurred in September 2006 in conjunction with our secondary public offering.

	YEAR ENDED DECEMBER 31,

(in thousands, except per share data)	2006	2005	2004	2003	2002

Statement of Income Data:
Revenues	$55,651	$38,351	$39,649	$42,730	$54,545

Operating (loss) income	$(1,125)	$4,075	$2,834	$4,440	$6,868

(Loss) income from operations before income taxes	$(3,722)	$3,694	$2,632	$2,948	$5,070
Income tax (benefit) provision	(750)	1,359	62	1,150	1,977

Net (loss) income	$(2,972)	$2,335	$2,570	$1,798	$3,093

Preferred stock dividends, deemed distributions, and accretion	(19,386)	(2,160)	(2,056)	(160)	(160)

Net (loss) income available to common stockholders	$(22,358)	$175	$514	$1,638	$2,933

(Loss) earnings per diluted common share	$(3.62)	$0.06	$0.17	$0.58	$1.02

Balance Sheet Data (at Year-end):
Cash and cash equivalents	$6,760	$137	$7	$1,586	$1,146
Working capital (deficit)	5,707	2,249	(158)	(2,045)	(3,351)
Total assets	75,304	36,557	21,371	27,085	33,301
Long-term debt, net of current portion	2,500	8,509	1,776	20,227	23,190
Total stockholders’ equity (deficit)	49,254	16,853	13,396	(4,368)	(5,875)

          Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

          The following is a discussion and analysis of our financial condition and results of operations and should be read in conjunction with our consolidated financial statements and related notes, and with the information contained in “Selected Consolidated Financial Data,” included elsewhere in this prospectus. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could vary materially from those indicated, implied or suggested by these forward-looking statements as a result of many factors, including those discussed in “Risk Factors” and elsewhere in this prospectus. For an overview of our business segments, including a description of products and services that we provide, see the section entitled “Business.”

Recent Developments

          On October 11, 2006, we completed the sale of 10,000,000 shares of our common stock in a secondary public offering at a price of $5.50 per share for proceeds, net of underwriting fees, of $51,150,000.  Subsequently, on October 18, 2006, the underwriter exercised the over-allotment option to purchase an additional 1,500,000 shares of our common stock at $5.50 per share for proceeds, net of underwriting fees, of $7,672,500.  The proceeds from the offering were used to redeem our Series A and C preferred stock and certain of our warrants held by Lightyear at a total redemption price of approximately $34.5 million with the remaining offering proceeds and the proceeds from the over-allotment option being used to pay down the full $17.8 million balance under our Bank of America credit facility.

          On October 11, 2006, we also issued 2,346,000 new common shares to Lightyear, representing 14.9% ownership of our fully diluted common stock as of October 11, 2006, in exchange for the 3,200,000 common stock warrants held by Lightyear and the release of Lightyear from its guaranty of our Term B Note.

          The Company also redeemed all outstanding Series B preferred shares at the stated redemption price, plus accrued and unpaid dividends, on December 8, 2006.  The total amount of the redemption and accrued dividends was $2.2 million.  As a result of the Series B redemption we recorded a deemed distribution of approximately $1.9 million during the quarter ended December 31, 2006.

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

          Historically, we have generated our revenues primarily from participation fees, software licenses fees, maintenance fees and insurance brokerage fees derived from BusinessManager, our accounts receivable financing solution, and from fees associated with our retail inventory management services product. For the year ended December 31, 2006, we derived approximately 46.9% of our consolidated revenues from BusinessManager and approximately 14.7% of our consolidated revenues from retail inventory management services. We expect to continue to generate a substantial portion of our revenues from these sources during 2007 and for some period thereafter. In recent years, our revenues from BusinessManager and retail inventory management services have declined from year-to-year, and this trend may continue.

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

          We paid approximately $29.2 million for these acquisitions and our earlier acquisition of KVI Capital in July 2005, and we recorded goodwill totaling approximately $19.5 million. In further pursuit of our strategy, we intend to acquire businesses, products or technologies to expand our suite of solutions.

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

Revenues

          We generate revenue from three main sources:

•	financial institution service fees;

•	retail inventory management services; and

•	other products and services.

          Financial Institution Service Fees

          Financial institution service fees include:

•	participation fees, insurance brokerage fees and maintenance fees;

•	core data processing and image processing fees;

•	software license and maintenance fees;

•	ACH origination and processing fees;

•	remote capture and deposit processing fees;

•	leasing revenues; and

•	financial institution website design and hosting fees.

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

          ACH Origination and Processing, Remote Capture and Deposit Processing Fees. We license these products via up-front fees to financial institutions at the time of execution of the agreements, which are typically five-year contracts. We recognize these up-front fees when we complete customer implementation, which typically occurs within the first thirty days after contract execution. We also generate monthly fees for hosting services from each originator of ACH transactions, and we receive fees for each ACH transaction that occurs each month. We offer annual hosting and maintenance support to all of our financial institution clients for a fee that is generally equal to 16% to 20% of the up-front fees.

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

          Historically, we have derived substantially all of our revenues from fees associated with our accounts receivable financing solutions and retail inventory management services. While we believe that our acquisitions and product diversification will enable us to derive revenues from a broader mix of products and services, we anticipate that revenues derived from our accounts receivable solutions and inventory management services will continue to account for a substantial portion of our revenues in 2007 and for a period thereafter.

Results of Operations

          The following table sets forth, for the periods indicated, the percentage relationship of the identified consolidated statement of operations items to total revenues.

	Year Ended December 31,

	2004	2005	2006

Revenues:
Financial institution service fees	76.7%	76.3%	78.6%
Retail inventory management services	22.7	22.6	14.7
Other products and services	0.6	1.1	6.7

Total revenues	100.0	100.0	100.0
Cost of revenues:
Financial institution service fees	6.2	7.7	17.2
Retail inventory management services	2.9	2.6	1.6

Gross profit	90.9	89.7	81.2
Operating expenses:
General and administrative	34.3	31.6	41.1
Selling and marketing	43.9	45.7	33.6
Research and development	1.0	0.7	2.0
Amortization	0.9	1.1	3.6
Loss on extinguishment of debt	2.0	0.0	2.9
Other operating (income) expense, net	1.7	0.0	0.0

Total operating expenses	83.8	79.1	83.2

Operating income (loss)	7.1	10.6	(2.0)
Interest expense, net	(1.2)	(1.0)	(4.7)
Other income	0.7	0.0	0.0
Income (loss) before income taxes	6.6	9.6	(6.7)
Income tax provision (benefit)	0.2	3.4	(1.3)

Net income (loss)	6.4%	6.2%	(5.4)%

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

          Total revenues increased 45.1% to $55.7 million for the year ended December 31, 2006, compared to $38.4 million for the year ended December 31, 2005.

          Financial Institution Service Fees. Financial institution service fees increased $14.5 million, or 49.5%, to $43.7 million for the year ended December 31, 2006, compared to $29.3 million for the year ended December 31, 2005. The increase was primarily due to an increase in revenues of $13.7 million attributable to our acquisitions of Goldleaf Technologies, Captiva, and P.T.C.  Also contributing to the increase was an increase in Free Checking revenues of $654,000 and an increase in leasing revenues of approximately $726,000, partially offset by a decline in Business Manager revenues of approximately $538,000.  This decline in BusinessManager revenues is due to lower volume of receivables purchased by our customers during 2006 as compared to 2005.  In 2006, total receivables purchased were $3.58 billion, compared to $3.82 billion in 2005.  As a percentage of total revenues, financial institution service fees increased to 78.6% during 2006 compared to 76.3% in 2005.

          Retail Inventory Management Services. Retail inventory management services fees decreased to $8.2 million for 2006 as compared to $8.7 million for 2005. The decrease of $484,000, or 5.6%, from 2005 was primarily a result of a decline in monthly forecast service fees of $371,000 due to a decrease in the number of forecast customers and a $107,000 decline in point-of-sale maintenance revenues.  As a percentage of total revenues, retail inventory management services fees accounted for 14.7% during 2006 compared to 22.6% in 2005.

          Other Products and Services. Revenues from other products and services increased $3.3 million, or 789%, to $3.7 million for the year ended December 31, 2006 compared to $418,000 for the year ended December 31, 2005. This increase was primarily attributable to scanner sales related to our remote capture product offering totaling $2.6 million, $208,000 in promotional gift revenue from our Free Checking program, and an increase of $101,000 in item processing postage charges.

          Cost of Revenues — financial institution service fees. Cost of revenues related to financial institution service fees increased 223.4% to $9.6 million for the year ended December 31, 2006 compared to $3.0 million for the year ended December 31, 2005. This increase is primarily attributable to cost of revenues related to our Goldleaf Technologies acquisition totaling $3.0 million, cost of scanner equipment sold of $2.1 million, cost of revenues related to our core and item processing business of $597,000, cost of revenues related to our Free Checking program of $309,000 and cost of revenues for discount interest expense and property taxes of approximately $400,000 associated with our leasing product. As a percentage of total revenues, cost of sales for financial institution service fees increased to 17.2% for the year ended December 31, 2006 compared to 7.7% for the year ended December 31, 2005.

          Cost of Revenues — retail inventory management services. Cost of revenues related to retail inventory management services decreased 9.9% to $905,000 for the year ended December 31, 2006 compared to $1.0 million for the year ended December 31, 2005. The decrease is primarily due to a decline of approximately $45,000 in salary and benefits expense related to a reduction in headcount and a $46,000 reduction in the cost of postage and outside processing services associated with the generation of our forecast reports.

          General and Administrative. General and administrative expenses increased 88.7% to $22.9 million for the year ended December 31, 2006, compared to $12.1 million for the year ended December 31, 2005. The increase was due to a $3.8 million increase in non-cash stock compensation expense due to the adoption of SFAS 123R. Also contributing to the increase was an increase of approximately $4.0 million in salary, bonus and benefits expense due to an increase in the number of general and administrative personnel during 2006 as compared to 2005, as well as a $3.1 million increase due to the acquisition of Goldleaf Technologies.  Other general and administrative expense increases included consulting and accounting fees of $358,000 and rent expense of $339,000.  As a percentage of total revenues, general and administrative expenses increased to 41.1% for the year ended December 31, 2006 compared to 31.6% for the year ended December 31, 2005.

          Selling and Marketing. Selling and marketing expenses increased 6.7% to $18.7 million for the year ended December 31, 2006, compared to $17.5 million for the year ended December 31, 2005. Selling and marketing expenses include cost of wages and commissions paid to our sales force, travel costs of the sales force, recruiting for new sales and marketing personnel and marketing fees associated with direct and telemarketing programs. Sales salaries and benefits increased by $401,000, which includes the salary and benefits of the Goldleaf Technologies sales personnel.  Commissions expense also increased approximately $558,000.  Other selling and marketing expenses related to the Goldleaf Technologies acquisition totaled approximately $755,000 and were partially offset by decreases in travel, consulting and other miscellaneous selling and marketing fees totaling $534,000.  As a percentage of total revenues, selling and marketing expenses decreased to 33.6% for the year ended December 31, 2006, compared to 45.7% for the year ended December 31, 2005.

          Research and Development. Research and development expenses increased 327.6% to $1.1 million for the year ended December 31, 2006, compared to $257,000 for the previous year ended December 31, 2005. Research and development expenses include the non-capitalizable direct costs associated with developing new versions of our software, as well as other software development projects that, in accordance with GAAP, we do not capitalize. The increase was primarily due to our acquisition of Goldleaf Technologies and their ongoing research and developing activities. As a percentage of total revenues, research and development expenses increased to 2.0% for the year ended December 31, 2006 compared to 0.7% for 2005.

          Amortization. Amortization expenses increased 376.7% to approximately $2.0 million for the year ended December 31, 2006, compared to approximately $421,000 for the previous year. These expenses include the cost of amortizing intangible assets, including trademarks and identified intangibles recorded from our August 2001 merger with Towne Services and the acquisitions of KVI Capital, Captiva, Goldleaf Technologies, and P.T.C. The increase is primarily due to the amortization of new intangibles recorded as a result of the KVI and Captiva acquisitions in late 2005 and the P.T.C. and GTI acquisitions in January 2006.

          Loss on Extinguishment of Debt. Loss on extinguishment of debt totaled $1.6 million for the year ended December 31, 2006.  Of this total, $118,000 related to our credit facility replaced in January 2006, with the remainder, $1.5 million, related to the redemption of our Series C preferred stock in October 2006.

          Other Operating (Income) Expense, Net. Other operating (income) expense, net remained relatively flat totaling $36,000 for the year ended December 31, 2006 from approximately $3,000 of income for 2005. Other operating expenses include property tax and other miscellaneous costs associated with providing support and services to our client financial institutions.

          Operating Income. As a result of the above factors, our operating loss totaled $1.1 million for the year ended December 31, 2006, compared to operating income of $4.1 million for the previous year.

          Interest Expense, Net. Interest expense, net increased $2.2 million to $2.6 million for the year ended December 31, 2006, compared to interest expense of $381,000 in 2005. The increase was primarily due to the increase of our outstanding debt.  Also in 2006, interest expense includes dividends accrued and discount accretion on our Series C preferred stock totaling approximately $1.1 million.  Our average debt balance for 2006 was approximately $15.1 million compared to $3.1 million in 2005.  The increase in average debt balance was due to borrowings associated with our acquisitions of P.T.C. and GTI in January 2006.

          Income Tax (Benefit) Provision. The income tax benefit for the year ended December 31, 2006 was approximately $750,000 as compared to a tax provision of $1.4 million for the year ended December 31, 2005. We expect our effective tax rate to be approximately 38.5% in future periods.

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

          Total revenues decreased 3.3% to $38.4 million for the year ended December 31, 2005, compared to $39.6 million for the year ended December 31, 2004.

          Financial Institution Service Fees. Financial institution service fees decreased $1.1 million, or 3.6%, to $29.3 million for the year ended December 31, 2005, compared to $30.4 million for the year ended December 31, 2004. The decrease was primarily due to a decline in revenues of $2.2 million attributable to our accounts receivable financing product, BusinessManager. Total receivables funded through BusinessManager declined to $3.82 billion in 2005 compared to $4.03 billion in 2004. This decrease was primarily the result of fewer small businesses funding through BusinessManager and fewer community financial institutions offering funding through BusinessManager during 2005 as compared to 2004, which we believe was due in part to a significant amount of turnover in the management and personnel of our sales force for this product. Although attrition rates for small businesses and client financial institutions were relatively stable, new sales to small businesses were lower than necessary to increase total participation fees. This decrease was partially offset by $528,000 in fees from new product introductions and $678,000 related to the acquisitions of KVI Capital and Captiva, both of which we acquired during 2005.

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

          Other Products and Services. Revenues from other products and services increased $179,000, or 73.4%, to $418,000 for the year ended December 31, 2005 compared to $241,000 for the year ended December 31, 2004. This increase was primarily attributable to $298,000 in revenue from our Free Checking program, partially offset by a reduction in forms sales and other miscellaneous revenue.

          Cost of Revenues — financial institution service fees. Cost of revenues related to financial institution service fees increased 21.5% to $3.0 million for the year ended December 31, 2005 compared to $2.4 million for the year ended December 31, 2004. This increase is primarily attributable to a cost of sales related to our Free Checking program of $378,000 and cost of sales for discount interest expense of $180,000 associated with our leasing product. Neither of these products existed in 2004. As a percentage of total revenues, cost of sales for financial institution service fees increased to 7.7% for the year ended December 31, 2005 compared to 6.2% for the year ended December 31, 2004.

          Cost of Revenues — retail inventory management services. Cost of revenues related to retail inventory management services decreased 12.9% to $1.0 million for the year ended December 31, 2005 compared to $1.2 million for the year ended December 31, 2004. The decrease is due to a decline of approximately $81,000 in salary and benefits expense related to a reduction in headcount and a $54,000 reduction in the cost of postage and outside processing services associated with the generation of our forecast reports.

          General and Administrative. General and administrative expenses decreased 10.9% to $12.1 million for the year ended December 31, 2005, compared to $13.6 million for the year ended December 31, 2004. The decrease was due to a $655,000 decrease in depreciation expense in 2005 due to lower capital spending over the last two years. Also contributing to the decrease was a decline of $853,000 in salary and benefits expense due to a decrease in the number of general and administrative personnel during 2005 as compared to 2004. As a percentage of total revenues, general and administrative expenses decreased to 31.6% for the year ended December 31, 2005 compared to 34.3% for the year ended December 31, 2004.

          Selling and Marketing. Selling and marketing expenses increased 1.0% to $17.5 million for the year ended December 31, 2005, compared to $17.4 million for the year ended December 31, 2004. Selling and marketing expenses include cost of wages and commissions paid to our sales force, travel costs of the sales force, recruiting for new sales and marketing personnel and marketing fees associated with direct and telemarketing programs. Sales salaries and benefits increased by $429,000. This increase was partially offset by decreases in commission expense of $404,000. As a percentage of total revenues, selling and marketing expenses increased to 45.7% for the year ended December 31, 2005, compared to 43.9% for the year ended December 31, 2004.

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

          Loss on Extinguishment of Debt. During the year ended December 31, 2004, we incurred a write-off of deferred financing costs associated with our 1998 credit facility resulting from the January 2004 Lightyear financing.  No such charges were incurred during the year ended December 31, 2005.

          Other Operating (Income) Expense, Net. Other operating (income) expense, net decreased significantly to operating income of $3,000 for the year ended December 31, 2005 from approximately $677,000 of expense for 2004. Other operating expenses include property tax and other miscellaneous costs associated with providing support and services to our client financial institutions. The decrease in 2005 is due to significant charges related to the $20.0 million financing we completed with Lightyear in January 2004. The January 2004 Lightyear financing resulted in a significant charge of $896,000 related to the purchase of a tail directors and officers insurance policy that was required to be expensed immediately. Partially offsetting those two items in 2004 was a reduction in expense of approximately $400,000 due to the favorable conclusion of several state sales tax contingency matters.

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

          We account for the ACH and remote deposit products in accordance with SOP 97-2. We license these products under automatically renewing agreements, which allow our customers to use the software for the term of the agreement, typically five years, and each renewal period. Typically, there is an up-front fee, an annual or monthly maintenance and hosting fees for each year of the contract, and per originator and per transaction fees for processing of ACH and remote deposit transactions. We also offer training services on a per training day basis if the customer requests training. During the second quarter of 2006, we began the process of modifying Goldleaf Technologies’ ACH and Remote Deposit contracts entered into after the January 31, 2006 acquisition date. The primary modification allows customers of these products to take possession of the software for use on an in-house basis versus the primary application service provider basis that Goldleaf Technologies had historically employed. In accordance with the guidance provided in EITF No. 00-3, Application of AICPA SOP 97-2, “Software Revenue Recognition,” to Arrangements That Include the Right to Use Software Stored in Another Entity’s Hardware, this change in contractual terms results in a change in the applicable accounting literature from EITF 00-21 to SOP 97-2, Software Revenue Recognition, as modified by SOPs 98-4 and 98-9. Under SOP 97-2, if vendor specific objective evidence of fair value (“VSOE”) has been established for all undelivered elements, the residual method applies. Under the residual method, the fair value of each undelivered element is deferred, and the difference between the total arrangement fee and the amount deferred for the undelivered elements is recognized as revenue related to the delivered elements. Therefore, in April 2006, we began recognizing the up-front fees when all of the revenue recognition criteria in paragraph 8 of SOP 97-2 have been met, which is normally upon customer implementation. Revenue related to the undelivered elements is recognized as the services are delivered. Included in revenue for the year ended December 31, 2006 is approximately $1.8 million related to up-front fees for contracts entered into during 2006.  Had we not adopted this change, the total of $1.8 million in additional revenue recognized in 2006 would have been spread over the estimated life of the client relationships, which is approximately 60 months. The effect of this change on how we recognize revenue from sales of these products in future years will be to accelerate the amount of revenue we recognize in each year in which we sell the products, although the precise amount will vary depending on the number and dollar amount of our contracts.

          The annual maintenance fee covers telephone support and all unspecified software enhancements and upgrades. The annual hosting fee covers the actual hosting of the software products on our servers, which are accessed by our customers. We defer both the annual maintenance fees and the hosting fees and recognize them into income over the one-year life of the maintenance and hosting agreements. We recognize monthly maintenance and hosting fees on a monthly basis as earned and recognize transaction fees monthly as the transactions occur. We recognize training revenue when we deliver the training services when delivered separately.

          We offer financial institution website design services as well as hosting services for the website once design is complete. We charge an up-front fee for the design services and a monthly website hosting fee each month of the contract, which is typically five years. The monthly hosting fee typically includes a limited amount of website maintenance hours each month. We bill for any maintenance work exceeding the designated number of hours included in the monthly hosting fee at an agreed-to hourly rate as the services are rendered. We account for the website design and hosting services in accordance with EITF No. 00-21. During July 2006, the Company was able to establish objective and reliable evidence of fair value of the undelivered elements (the hosting and support services).  As a result, the up-front fee for the design services is recognized at the time the customer website is completed and operational.  Included in 2006 revenues are approximately $297,000 related to up-front fees sold after the acquisition date for completed customer websites that had previously been deferred.  Had the Company not adopted this change, the total of $297,000 in additional revenue in 2006 would have been spread over the estimated life of the client relationships, which is approximately 60 months. The effect of this change on how the Company recognizes revenue from sales of these products in future years will be to accelerate the amount of revenue it recognizes in each year in which it sells the products, although the precise amount will vary depending on the number and dollar amount of its contracts.  Monthly hosting and maintenance revenues are recognized on a monthly basis as earned.

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

          Other Products and Services

          Revenues from other products and services consist of revenues from the sale of premium gifts related to our Free Checking product, our direct mail program, scanner device sales related to our remote deposit product, other ancillary hardware sales, and revenues from the sale of business forms. We record revenues from our Free Checking direct mail campaign as the customer of our client financial institution opens a checking account and receives a premium gift. We recognize revenues related to the hardware sales and business forms in the period that we ship them to the client financial institution.

          Software Development Costs

          We expense software development costs incurred in the research and development of new software products and enhancements to existing software products as we incur those expenses until technological feasibility has been established. After that point, we capitalize any additional costs in accordance with Statement of Financial Accounting Standards SFAS No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed. In addition, we capitalize the cost of internally used software when application development begins in accordance with AICPA SOP No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, which is generally the point when we have completed research and development, we have established project feasibility, and management has approved a development plan. Many of the costs capitalized for internally used software relate to upgrades or enhancements of existing systems. If the development costs will result in specific additional functionality of the existing system, we capitalize these costs at the point that application development begins. We amortize capitalized software development costs on a straight-line basis over their useful lives, generally three years. The key assumptions and estimates for this accounting policy relate to determining when we have achieved technological feasibility and whether the project being undertaken is one that will be marketable or enhance the marketability of an existing product for externally marketed software and whether the project will result in additional functionality for internal use software projects. Management consults monthly with all project managers to ensure that management understands the scope and expected results of each project to make a judgment on whether a particular project meets the requirements outlined in the authoritative accounting literature described above. There have been no significant changes in the critical assumptions affecting software development costs during any of the reporting periods presented in this prospectus.

          Income Taxes

          We account for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. SFAS No. 109 requires the asset and liability method, meaning that deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the fiscal years in which those temporary differences are expected to be recovered or settled. We evaluate our ability to realize the deferred tax assets based on an assessment of the likelihood that we will have sufficient taxable income in future years to realize the recorded deferred tax assets. Deferred taxes for us primarily relate to NOLs, which require considerable judgment regarding whether we will ultimately realize them. For us, this judgment relies largely on whether we expect to have sufficient taxable income in future years that will allow for full use of the NOLs we record. In order to realize the NOLs recorded as a deferred tax asset at December 31, 2006, we will have to generate approximately $15.4 million of taxable income in future periods. Our recent historical taxable income is not sufficient to meet this minimum level of pre-tax profitability, however we do believe that future periods will provide sufficient taxable income levels to realize the recorded NOLs. Our recent historical results a number of significant one-time non-recurring charges, as well as, our operating performance has improved significantly due to our recent acquisitions. The other key assumption affecting the amount of NOLs we record as a deferred tax asset is the estimated restriction in usage due to Section 382 of the Internal Revenue Code. Section 382 is very complex, requiring significant expertise and professional judgment to properly evaluate its effect on our usable NOLs. We use an independent public accounting firm to assist with this evaluation and believe that we have appropriately considered the limitations required by Section 382 in arriving at the deferred tax asset for NOLs. If our assumptions change, we could have significant increases in income tax expense and reductions in deferred tax assets and operating cash flows.

          In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48 (“FIN No. 48”) Accounting for Uncertainty in Income Taxes, which is an interpretation of SFAS No. 109, Accounting for Income Taxes. FIN No. 48 requires a company to evaluate all uncertain tax positions and determine whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the positions. We must adopt FIN No. 48 beginning January 1, 2007. We are currently evaluating the requirements and impact, if any, of FIN No. 48 on our consolidated results of operations and financial position.

          Fair Value of Assets Acquired and Liabilities Assumed in Business Combinations

          Our business combinations require us to estimate the fair value of the assets acquired and liabilities assumed in accordance with SFAS No. 141, Accounting for the Impairment or Disposal of Long-Lived Assets. In general, we determine the fair values based upon information supplied by the management of the acquired entities, which information we substantiate, and valuations using standard valuation techniques. The valuations have been based primarily on future cash flow projections for the acquired assets, discounted to present value using a risk-adjusted discount rate. These future cash flow projections are highly subjective, and changes in these projections could materially affect the amounts calculated for intangible assets. In connection with our acquisitions, we have recorded a significant amount of intangible assets including goodwill. We are amortizing these intangible assets over their expected economic lives, generally ranging from three to ten years except for goodwill, which is not amortized.

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

Liquidity and Capital Resources

          The following table sets forth the elements of our cash flow statement for the following periods:

	Year Ended December 31,

	2004	2005	2006

	(In thousands)
Net cash provided by operating activities	$6,471	$4,389	5,295
Net cash used in investing activities	(1,201)	(8,331)	(19,247)
Net cash provided by (used in) financing activities	(6,849)	4,072	20,575

          Cash from Operating Activities

          Cash provided by operations for the year ended December 31, 2006 was attributable to depreciation and amortization expense of $4.4 million, non-cash stock compensation of $3.8 million and the write-off of debt issuance costs totaling $1.6 million. These amounts were partially offset by a net loss of $3.0 million and a net decline in working capital assets and liabilities of $511,000, which was a result of an increase accounts receivable of $1.0 million, an increase in prepaid and other current assets of $664,000, an increase in inventory of $420,000 and decreases in accounts payable of $338,000 and other noncurrent liabilities of $124,000, partially offset by an increases in accrued liabilities of $1.2 million and deferred revenue of $891,000.

          Cash provided by operations for the year ended December 31, 2005 was attributable to net income of $2.3 million, depreciation and amortization expense of $2.1 million and a deferred tax provision of $973,000. These operating cash flows were partially offset by a decline in working capital of $707,000 which was a result of an increase in prepaid and other current assets of $203,000, and a decrease in accrued liabilities of $892,000, partially offset by an increase in accounts payable of $433,000. Cash provided by operations in the year ended December 31, 2004 was attributable to net income of $2.6 million, depreciation and amortization of $2.8 million, the write-off of debt issuance costs of $780,000, and a deferred tax provision of $1.1 million.

          Operating cash flows for 2004 were partially offset by an improvement in working capital of approximately $927,000 largely due to a decrease in accrued liabilities of $1.8 million, partially offset by decreases in accounts receivable and prepaid and other current assets of $402,000 and $289,000, respectively.

          Cash from Investing Activities

          Cash from investing activities consists primarily of purchases of fixed assets, business acquisitions and capitalization of software development costs. Cash used in investing activities totaling $19.2 million for the year ended December 31, 2006 consisted primarily of business acquisitions, lease receivable payments, purchases of fixed assets and capitalization of software development costs. Total capital expenditures, including software development costs, totaled $2.7 million for the year ended December 31, 2006. Theses expenditures primarily related to the purchase of computer equipment, computer software, software development activities, furniture and fixtures, and leasehold improvements. During the year ended December 31, 2006, we used approximately $17.4 million to acquire the stock of Goldleaf Technologies and operating assets of P.T.C. These cash uses were partially offset by $424,000 in net proceeds we received from our direct finance leases activities.

          Cash used in investing activities for the year ended December 31, 2005 totaled $8.3 million.  Total capital expenditures including capitalized software development costs were $1.6 million for the year ended December 31, 2005.  These expenditures primarily related to the purchase of computer equipment, computer software, software development activities, furniture and fixtures and leasehold improvements.  Net cash used in investing activities for the year ended December 31, 2005 included $6.6 million for the acquisition of Captiva and $575,000 for the acquisition of KVI Capital.

          Cash used in investing activities for the year ended December 31, 2004 totaled $1.2 million consisting almost entirely of purchases of fixed assets and capitalization of software development costs.

          Cash from Financing Activities

          Cash from financing activities primarily relates to borrowings (paydowns) on our credit facilities, the payment of preferred dividends, inflows from the sale of common stock, preferred stock, and new debt issuances. During the year ended December 31, 2006, net cash provided by financing activities was $20.6 million and was attributable primarily to proceeds received from the sale of 11.5 million new common shares net of offering expenses totaling $56.1 million and net new borrowings of approximately $2.5 million from our amended and restated credit facility with Bank of America.   We used substantially all of the offering proceeds to redeem all of our outstanding Series A, B, and C preferred shares and warrants, which totaled approximately $35.5 million.  We also paid off our Term A, B, and C bank loans totaling $16.0 million and repaid an outstanding note payable of $850,000 relating to the GTI acquisition.

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

          Analysis of Changes in Working Capital

          As of December 31, 2006, we had working capital of approximately $5.7 million compared to working capital of approximately $2.2 million as of December 31, 2005. The change in working capital resulted primarily from an increase in cash of $6.6 million, an increase of $1.4 million in accounts receivable, an increase of $813,000 in prepaid and other assets and a $1.0 million increase in current deferred tax asset.  These increases were partially offset by increases in accounts payable of $850,000, accrued liabilities of $2.4 million, deferred revenue of $3.2 million and notes payable of $150,000.  All of these changes were primarily the result of completing the Goldleaf Technologies acquisition on January 31, 2006 and the completion of our secondary offering in October 2006.

          We believe that the existing cash available, future operating cash flows and our amended and restated credit facility will be sufficient to meet our working capital, debt service and capital expenditure requirements for the next twelve months. Furthermore, we expect to be in compliance with the financial covenants of our new credit facility throughout 2007. There can be no assurance that we will have sufficient cash flows to meet our obligations or that we will remain in compliance with the new covenants. Non-compliance with these covenants could have a material adverse effect on our operating and financial results.

          Obligations and Commitments for Future Payments as of December 31, 2006

          The following is a schedule of our obligations and commitments for future payments as of December 31, 2006:

		Payments Due by Period

Contractual Obligations	Total	Less Than 1 Year	1-2 Years	3-4 Years	5 Years & After

			(in thousands)
Revolving line of credit	$2,500	$—	$—	$2,500	$—
Capital lease obligations	1,321	364	414	543	—
Non-recourse lease notes payable	6,118	2,141	1,736	1,996	245
Operating leases	5,389	2,079	1,664	1,643	3
Notes payable	150	150	—	—	—

Total contractual cash obligations	$15,478	$4,734	$3,814	$6,682	$248

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

          In connection with the January 2006 amendment and restatement of the Bank of America credit facility:

•

The Lightyear Fund, L.P., an affiliate of Lightyear, guaranteed a $6.0 million term loan included in the facility that was due July 23, 2006 and we agreed to pay a fee of $45,000 to The Lightyear Fund, L.P. and to reimburse the Lightyear Fund, L.P. for up to $50,000 of its expenses in connection with this guaranty;

•

Lightyear exchanged its senior subordinated $10.0 million note for 10,000 shares of our Series C preferred stock, which decreased our debt by $10.0 million but added that same amount in redeemable preferred stock; and

•	we amended and restated the common stock warrants that we issued to Lightyear in December 2005 in connection with the Lightyear note.

          The Series C preferred stock issued to Lightyear had a mandatory redemption date of December 9, 2010 at a redemption price of $10.0 million plus accrued and unpaid dividends, and had a 10% annual dividend rate that would have increased to 12% on June 9, 2007.  As discussed elsewhere in this Form 10-K, on October 11, 2006, all of the Series C preferred stock outstanding was redeemed with cash generated from our secondary common stock offering.

          We subsequently amended the Bank of America credit facility again in April 2006 to provide for an additional $1.75 million in short-term loans.  We further amended the Bank of America credit facility in June 2006 to increase the total facility to $25.0 million, consisting of the $9.75 million Term A note, the $6.0 million Term B note and a $9.25 million revolving credit line.  The June amendment also eliminated the scheduled quarterly Term A note payments of $250,000 on June 30, 2006, $500,000 on both September 30, 2006 and December 31, 2006, and $750,000 per quarter thereafter until maturity.  On August 31, 2006, we again amended the Bank of America credit facility to reduce the interest rate on the Term B note from LIBOR plus 3% to LIBOR plus 1.25%.  We repaid the $17.8 million outstanding under our credit facility with proceeds from our common stock offering and over allotment option discussed elsewhere in this Form 10-K.  Upon repayment of the $17.8 million outstanding, our credit facility converted automatically to a $25.0 million revolving credit facility.

          On November 30, 2006, we entered into a second amended and restated credit agreement with Bank of America, N.A., The People’s Bank of Winder, and Wachovia Bank, N.A.  The Second Amended and Restated Credit Agreement amends and restates in its entirety the amended and restated credit agreement originally dated January 19, 2004, as amended and restated on January 23, 2006 and as further amended on February 17, 2006, April 5, 2006, May 3, 2006, June 15, 2006, and August 31, 2006.  In the Second Amended and Restated Credit Agreement and the form of the Second Amended and Restated Note the parties thereto agreed to certain changes from the existing credit agreement, including the following:

•	the credit facility was converted to a revolving credit facility in the amount of $40 million, an increase of $15 million over the previously existing credit facility;

•

the maturity of the credit facility was extended from January 23, 2008 to November 30, 2009 with an option, conditioned upon the consent of the lenders, to extend the maturity for 12 additional months;

•	the Funded Debt to EBITDA Ratio under the credit facility was increased from 2.25 (times) to 3 (times);

•	Wachovia Bank, N.A. joined as a participant in the credit facility; and

•	the limit on capital expenditures in the credit facility was increased from $3 million to $5 million per fiscal year.

          Our Bank of America credit facility contains financial covenants, including the maintenance of financial ratios and limits on capital expenditures.  We are required to maintain on a quarterly basis a ratio of Funded Debt, as defined and generally including all liabilities for borrowed money, to EBITDA.  The definition of EBITDA in the credit facility agreement is different from the one used elsewhere in this prospectus in that it permits to be added back to EBITDA various specified amounts that include employee severance expenses, non-cash debt amortization expenses, costs associated with the change of our corporate name, certain litigation expenses and non-cash stock compensation expenses.  We are required to maintain on a quarterly basis a ratio of Funded Debt to EBITDA not exceeding 3:1.  This ratio is calculated (a) at the end of each fiscal quarter, using the results of the twelve-month period ending with the fiscal quarter and after giving pro forma effect to any acquisition made during such period and (b) on the date of any borrowing under the credit facility, using EBITDA for the most recent period and Funded Debt after giving pro forma effect to such borrowing.  We are also required to maintain for the 12-calendar month period ending on the last day of each calendar quarter, a Fixed Charge Coverage Ratio (as defined) of: 2.0:1.  In addition, we may not acquire fixed assets (other than any equipment purchased by KVI Capital with proceeds of non-recourse loans) having a value greater than $5.0 million during any 12-month period ending with each fiscal quarter.  The credit agreement also contains customary negative covenants, including but not limited to a prohibition on declaring and paying any cash dividends on any class of stock.

          As of December 31, 2006, we were in compliance with all restrictive financial and non-financial covenants contained in the Bank of America credit facility.

Off-Balance Sheet Arrangements

          As of December 31, 2006, we do not have any off-balance sheet arrangements as defined by item 303(a) (4) of regulation S-K.

Recent Accounting Pronouncements

          In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48 (“FIN No. 48”) Accounting for Uncertainty in Income Taxes, which is an interpretation of SFAS No. 109, Accounting for Income Taxes.  FIN No. 48 requires a company to evaluate all uncertain tax positions and determine whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position.  The Company must adopt FIN No. 48 beginning January 1, 2007.  We are currently evaluating the requirements and impact, if any, of FIN No. 48 on our consolidated results of operations and financial position.

          In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”).  SAB 108 was issued to provide consistency between how registrants quantify financial statement misstatements.  SAB 108 is effective for fiscal years ending after November 15, 2006.

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

          Our adoption of SAB 108 did not have any effect on our consolidated financial statements.

          On September 20, 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS no. 157”).  This new standard provided guidance for using fair value to measure assets and liabilities as required by other accounting standards.  Under SFAS No. 157, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which they reporting entity transacts.  SFAS No. 157 must be adopted by the Company effective January 1, 2008, although early application is permitted.  The Company is currently evaluating the effects of SFAS No. 157 upon adoption, however at this time it does not believe that adoption of this standard will have a material affect on its operating results or consolidated financial position.

          In June 2006, Emerging Issues Task Force (“EITF”) No. 06-3 was issued to address the treatment of taxes collected by various governmental authorities related to revenue transactions.  EITF No. 06-3 requires that all companies make an accounting policy decision as to whether such governmental taxes collected on revenue transactions are accounted for on a gross or net basis.  For companies that elect to account for these taxes on a gross basis, then disclosure of the amount included in revenues for each period is required.  EITF No. 06-3 is effective for periods beginning after December 15 2006.  The Company will adopt this rule effective January 1, 2007 and intends to account for all governmental taxes associated with revenue transactions on a net basis.

          In February 2007, the FASB issued SFAS No 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of FASB Statement No. 115 (“SFAS No. 159”).  SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value.  This statement is effective for fiscal years beginning after November 15, 2007.  The Company is currently evaluating the effects of SFAS No. 159 upon adoption, however at this time it does not believe that adoption of this standard will have a material affect on its operating results or consolidated financial position.

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

          As of December 31, 2006, our outstanding line of credit totaled $2.5 million.  An increase of 100 basis points under the Bank of America Credit Facility will impact our future cash flows by approximately $25,000 annually.

Item 8. Financial Statements and Supplementary Data.

          Financial statements are contained on pages F-1 through F-36 of this Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

          None.

Item 9A. Controls and Procedures.

          In an effort to ensure that the information we must disclose in our filings with the Securities and Exchange Commission is recorded, processed, summarized, and reported on a timely basis, our management, with the participation of the principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of December 31, 2006. Based on such evaluation, such officers have concluded that, as of December 31, 2006, our disclosure controls and procedures were ineffective to ensure that information required to be disclosed in our periodic reports filed with the SEC is recorded, processed, summarized and reported in the time periods specified in the rules and forms of the SEC. In making this determination, management considered the material weakness in our internal control over financial reporting that existed as of December 31, 2006, as more fully described below.

          In connection with the completion of its audit of, and the issuance of its opinion dated March 28, 2007 on the Company's financial statements for the year ended December 31, 2006, Grant Thornton has determined, and the Company has concurred, that the Company does not have sufficient accounting resources to ensure the appropriate identification and accounting for certain non-routine transactions in a timely manner, and that this constitutes a material weakness in the Company's internal controls pursuant to standards established by the Public Company Accounting Oversight Board. A "material weakness" is a deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

          We believe that our rapid growth through acquisitions in 2006, the number of non-routine transactions undertaken in 2006, and the increased complexity of our business contributed to the creation of this material weakness by placing additional burdens on our accounting resources. As of March 29, 2007 (the date the Annual Report on Form 10-K was filed), the Company already had begun to remediate the material weakness and to enhance its internal control over financial reporting. In January 2007, the Company hired an accounting reporting manager that has experience with reporting company accounting matters and disclosure obligations, and this individual will begin employment on March 30, 2007. Retention of this individual will allow us to improve our allocation of accounting resources. We also believe that Scott Meyerhoff, the Company's executive vice president who previously served as the chief financial officer for a reporting company, gives us an additional resource in accounting for non-routine transactions and provides a depth of expertise not typically available to companies our size. We believe that this staffing addition and our increased and more formalized utilization of Mr. Meyerhoff will mitigate the material weakness discussed above.

          There has been no change in our internal control over financial reporting during the quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

          None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

          Information concerning our directors and executive officers is incorporated by reference to the proxy statement for our 2007 annual meeting of shareholders.

Item 11. Executive Compensation.

          Executive compensation information is incorporated by reference to the proxy statement for our 2007 annual meeting of shareholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

          Information on the security ownership of certain beneficial owners and management information are incorporated by reference to the proxy statement for our 2007 annual meeting of shareholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

          Information concerning relationships and related transactions and director independence is incorporated by reference to the proxy statement for our 2007 annual meeting of shareholders.

Item 14. Principal Accountant Fees and Services.

          Information concerning the fees and services provided by our principal accountant is incorporated by reference to the proxy statement for our 2007 annual meeting of shareholders.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

          Financial statements and schedules of the Company and its subsidiaries required to be included in Part II, Item 8 are listed below.

Financial Statements

          Reports of Independent Registered Public Accounting Firms

          Consolidated Balance Sheets as of December 31, 2006 and 2005

          Consolidated Statements of Operations for the years ended December 31, 2006, 2005 and 2004

          Consolidated Statements of Stockholders’ Equity (Deficit) for the years ended December 31, 2006, 2005, and 2004

          Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2005 and 2004

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Goldleaf Financial Solutions, Inc. (formerly Private Business, Inc.)

          We have audited the accompanying consolidated balance sheets of Goldleaf Financial Solutions, Inc. (formerly Private Business, Inc.) and subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the two years in the period ended December 31, 2006.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

          We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

          In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Goldleaf Financial Solutions, Inc. (formerly Private Business, Inc.) and subsidiaries at December 31, 2006 and 2005, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

          As discussed in Note 1 of the consolidated financial statements, the Company has adopted Financial Accounting Standards Board Statement No. 123(R), Share Based Payment, effective January 1, 2006.

/s/ Grant Thornton, LLP

Raleigh, North Carolina
March 28, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Goldleaf Financial Solutions, Inc. (formerly Private Business, Inc.)

          We have audited in accordance with the standards of the Public Company Accounting Oversight Board (United States) the consolidated financial statements of Goldleaf Financial Solutions, Inc. (formerly Private Business, Inc.) and subsidiaries referred to in our report dated March 28, 2007, which is included in the annual report to security holders and incorporated by reference in Part II of this form.  Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole.  The schedule titled “Schedule II-Valuation and Qualifying Accounts” for each of the two years in the period ended December 31, 2006 is presented for purposes of additional analysis and is not a required part of the basic financial statements.  This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Grant Thornton, LLP

Raleigh, North Carolina
March 28, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Goldleaf Financial Solutions, Inc. (formerly Private Business, Inc.)

          We have audited the accompanying consolidated statements of operations, stockholders’ equity (deficit), and cash flows of Goldleaf Financial Solutions, Inc. (formerly Private Business, Inc.) and subsidiaries as of December 31, 2004.  Our audit also included the financial statement schedule listed in the Index at Item 15 for the year ended December 31, 2004.  These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

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

          In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Goldleaf Financial Solutions, Inc. (formerly Private Business, Inc.) and subsidiaries for the year ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Nashville, Tennessee

February 18, 2005, except for the reclassifications paragraph of Note 1, as to which the date is August 1, 2006, and the stock split paragraph of Note 1, as to which the date is September 8, 2006.

GOLDLEAF FINANCIAL SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2006 and 2005

	2006	2005

	(Dollars in thousands)
Assets:
Current assets:
Cash and cash equivalents	$6,760	$137
Restricted cash	3,029	50
Accounts receivable — trade, net of allowance for doubtful accounts of $396 and $206, Respectively	6,180	4,773
Accounts receivable — other	16	26
Inventory	432	12
Deferred tax assets	1,377	370
Investment in direct financing leases	2,230	2,235
Prepaid and other current assets	2,368	1,555

Total current assets	22,392	9,158

Property and equipment, net	3,196	2,187
Operating lease equipment, net	70	187
Other assets:
Software development costs, net	2,705	1,618
Deferred tax assets	3,121	1,456
Investment in direct financing leases, net of current portion	4,310	4,642
Intangible and other assets, net	13,033	4,931
Goodwill	26,477	12,378

Total other assets	49,646	25,025

Total assets	$75,304	$36,557

Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable	$3,385	$2,535
Accrued liabilities	4,014	1,582
Deferred revenue	3,654	456
Customer deposits	2,977	—
Current portion of capital lease obligations	364	—
Current portion of non-recourse lease notes payable	2,141	2,336
Note payable	150	—

Total current liabilities	16,685	6,909

Revolving line of credit	2,500	—
Deferred revenue	1,840	—
Capital lease obligations, net of current portion	957	—
Non-recourse lease notes payable, net of current portion	3,977	4,056
Other non-current liabilities	91	230
Senior Subordinated Long-Term Debt, net of unamortized debt discount of $0 and $1,491, respectively	—	8,509

Total liabilities	26,050	19,704

Commitments and contingencies
Stockholders’ equity:
Common stock, no par value; 100,000,000 shares authorized; shares issued and outstanding, 17,023,948 and 3,097,891, respectively	—	—
Preferred Stock, 20,000,000 shares authorized:
Series A non-convertible, no par value; 0 and 20,000 shares issued and outstanding, respectively	—	6,209
Series B convertible, no par value; 0 and 40,031 shares issued and outstanding, respectively	—	114
Additional paid-in capital	68,080	6,998
Retained (deficit) earnings	(18,826)	3,532

Total stockholders’ equity	49,254	16,853

Total liabilities and stockholders’ equity	$75,304	$36,557

The accompanying notes are an integral part of these consolidated financial statements.

GOLDLEAF FINANCIAL SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2006, 2005 and 2004

	2006	2005	2004

	(In thousands, except per share data)
Revenues:
Financial institution service fees	$43,741	$29,255	$30,405
Retail inventory management services	8,194	8,678	9,003
Other products and services	3,716	418	241

Total revenues	55,651	38,351	39,649

Cost of Revenues:
Financial institution service fees	9,589	2,965	2,440
Retail inventory management services	905	1,004	1,153

Gross profit	45,157	34,382	36,056

Operating Expenses:
General and administrative	22,867	12,118	13,596
Selling and marketing	18,694	17,514	17,415
Research and development	1,099	257	398
Amortization	1,984	421	356
Loss on extinguishment of debt	1,602	—	780
Other operating expenses (income), net	36	(3)	677

Total operating expenses	46,282	30,307	33,222

Operating (Loss) income	(1,125)	4,075	2,834
Interest Expense, Net	(2,597)	(381)	(468)
Other Income	—	—	266

(Loss) income Before Income Taxes	(3,722)	3,694	2,632
Income tax (benefit) provision	(750)	1,359	62

Net (Loss) Income	(2,972)	2,335	2,570
Preferred stock dividends and deemed distributions	(19,386)	(2,160)	(2,056)

Net (Loss) Income Available to Common Stockholders	$(22,358)	$175	$514

(Loss) Earnings Per Share:
Basic	$(3.62)	$0.06	$0.18

Diluted	$(3.62)	$0.06	$0.17

The accompanying notes are an integral part of these consolidated financial statements.

GOLDLEAF FINANCIAL SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
For the Years Ended December 31, 2006, 2005 and 2004

	Shares of Common Stock	Preferred Stock	Additional Paid- in Capital	Retained Earnings (Deficit)	Total

	(In thousands)
Balance December 31, 2003	2,813	$114	$(7,326)	$2,844	$(4,368)
Series A preferred stock issuance and common stock warrant issuance	—	6,209	10,685	—	16,894
Preferred stock dividends	—	—	—	(2,056)	(2,056)
Exercise of stock options	60	—	325	—	325
Shares issued under employee stock purchase plan	5	—	32	—	32
Other	—	—	—	(1)	(1)
Comprehensive income: 2004 net income	—	—	—	2,570	2,570

Balance December 31, 2004	2,878	$6,323	$3,716	$3,357	$13,396

Issuance of common stock for purchase of KVI Capital, LLC	23	—	200	—	200
Issuance of common stock for the merger with Captiva Solutions, LLC	152	—	925	—	925
Issuance of stock options for the merger with Captiva Solutions, LLC	—	—	381	—	381
Issuance of common stock warrants	—	—	1,510	—	1,510
Preferred stock dividends	—	—	—	(2,160)	(2,160)
Exercise of stock options	60	—	381	—	381
Shares issued under employee stock purchase plan	5	—	35	—	35
Repurchase of treasury stock	(20)	—	(150)	—	(150)
Comprehensive income: 2005 net income	—	—	—	2,335	2,335

Balance December 31, 2005	3,098	$6,323	$6,998	$3,532	$16,853

Issuance of common stock to Series A and C preferred shareholder	2,346	—	12,903	—	12,903
Issuance of common stock in conjunction with acquisitions	63	—	462	—	462
Issuance of Series A dividends paid-in-kind and related common stock warrants	—	878	659	—	1,537
Cancellation of common stock for purchase of KVI Capital, LLC	(2)	—	(20)	—	(20)
Preferred stock dividends and deemed distributions	—	—		(19,386)	(19,386)
Stock compensation expense	—	—	3,809	—	3,809
Sale of common stock, net of offering expenses	11,500	—	56,116	—	56,116
Redemption of Series A and B preferred shares	—	(7,201)	(12,854)	—	(20,055)
Shares issued under employee stock purchase plan	1	—	4	—	4
Purchase of fractional shares for reverse stock split and correction to shares outstanding for reverse stock split	17	—	(1)	—	(1)
Exercise of stock options	1	—	4	—	4
Comprehensive income: 2006 net loss	—	—	—	(2,972)	(2,972)

Balance December 31, 2006	17,024	$—	$68,080	$(18,826)	$49,254

The accompanying notes are an integral part of these consolidated financial statements.

GOLDLEAF FINANCIAL SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2006, 2005 and 2004

	2006	2005	2004

	(In thousands)
Cash Flows From Operating Activities:
Net (loss) income	$(2,972)	$2,335	$2,570
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Write-off of debt issuance costs	1,602	—	780
Depreciation and amortization	4,333	2,056	2,844
Depreciation on fixed assets under operating leases	72	48	—
Deferred taxes	(962)	973	1,065
Amortization of debt issuance costs and discount	577	126	90
Stock option compensation expense	3,809	—	—
Amortization of lease income and initial direct costs	(624)	(376)	—
Loss on write-down or disposal of fixed assets and software development costs	83	16	65
Impairment charge for change in depreciable lives	17	—	—
Deferred gain on land sale	(15)	(16)	(16)
Gain on sale of leased equipment	(74)	(66)	—
Gain on sale of other assets	(40)	—	—
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(1,039)	4	402
Prepaid and other current assets	(664)	(203)	289
Inventory	(420)	—	—
Accounts payable	(338)	433	120
Accrued liabilities	1,183	(892)	(1,767)
Deferred revenue	891	(130)	29
Other non-current liabilities	(124)	81	—

Net cash provided by operating activities	5,295	4,389	6,471

Cash Flows From Investing Activities:
Change in restricted cash	2	(50)	—
Proceeds from lease terminations	643	122	—
Investment in direct financing leases	(2,315)	(719)	—
Lease receivables paid	2,739	1,001	—
Additions to property and equipment	(1,036)	(545)	(530)
Software development costs	(1,628)	(1,028)	(714)
Additions to intangible and other assets	(396)	(26)	—
Proceeds from sale of other assets	162	—	—
Net proceeds from note receivables	(4)	60	43
Acquisition of businesses, net of cash acquired	(17,414)	(7,146)	—

Net cash used in investing activities	(19,247)	(8,331)	(1,201)

The accompanying notes are an integral part of these consolidated financial statements.

GOLDLEAF FINANCIAL SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2006, 2005 and 2004

	2006	2005	2004

	(In thousands)
Cash Flow From Financing Activities:
Proceeds from sale of common shares, net of offering expenses	56,116	—	—
Repayments on long-term debt	(16,000)	(3,333)	(1,667)
Repayments on capitalized lease obligations	(236)	—	(201)
Extinguishment of long-term debt, facility with Fleet	—	—	(23,875)
Payments on other short term borrowings	—	—	(388)
Payment of debt issuance costs and amendment fees	(674)	(287)	(286)
Payment of preferred dividends declared	(562)	(2,160)	(2,793)
Net proceeds (payments) from revolving line of credit	2,500	(110)	(2,390)
Net proceeds from sale of Series A preferred shares and common stock warrant	—	—	16,894
Proceeds from new debt facility with Bank of America	16,000	—	7,500
Proceeds from issuance of senior subordinated long-term debt and common stock warrant	—	10,000	—
Redemption of Preferred A, B, and C shares	(34,208)	—	—
Redemption of common stock warrants	(1,245)	—	—
Proceeds from non-recourse lease financing notes payable	2,400	535	—
Repayments of non-recourse lease financing notes payable	(2,674)	(839)	—
Repayments of note payable	(850)	—	—
Repurchase of common stock	(2)	(150)	—
Proceeds from exercise of employee stock options	5	381	325
Stock issued through employee stock purchase plan	5	35	32

Net cash provided by (used in) financing activities	20,575	4,072	(6,849)

Net change in cash and cash equivalents	6,623	130	(1,579)
Cash and cash equivalents at beginning of year	137	7	1,586

Cash and cash equivalents at end of year	$6,760	$137	$7

Supplemental Cash Flow Information:
Cash payments for income taxes during period	$334	$749	$306

Cash payments of interest during period	$1,211	$168	$237

Supplemental Non-Cash Investing Disclosures:
Issuance of 62,953 common shares as purchase consideration in the Goldleaf Technologies, Inc. and P.T.C. Banking acquisitions	$462	$—	$—

Issuance of 174,636 common shares as purchase consideration in the Captiva Solutions, LLC and KVI Capital, LLC acquisitions	$—	$1,125	$—

Issuance of note payable to Goldleaf executive for signing bonus	$1,000	$—	$—

Supplemental Non-Cash Financing Disclosures:
Payment-in-kind on Series A preferred stock dividend	$1,537	$—	$—

Payment-in-kind on Series C preferred stock dividend	$556	$—	$—

Issuance of 2,346,000 common shares to redeem Series A and C preferred shares	$12,903	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

GOLDLEAF FINANCIAL SOLUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization

          Goldleaf Financial Solutions, Inc., formerly named Private Business, Inc. (the “Company”), was incorporated under the laws of the state of Tennessee on December 26, 1990 for the purpose of marketing a solution that helps financial institutions market and manage accounts receivable financing.  Effective May 5, 2006, the Company changed its name to Goldleaf Financial Solutions, Inc.  The Company operates primarily in the United States and its customers consist of financial institutions of various sizes, primarily community financial institutions.  The Company consists of three wholly owned subsidiaries, Goldleaf Technologies, Inc. (“GTI”), Towne Services, Inc. (“Towne”) and Captiva Solutions, LLC (“Captiva”).  Towne Services, Inc. (“Towne”) owns Forseon Corporation (d/b/a RMSA), Private Business Insurance, LLC (“Insurance”) and KVI Capital, LLC (“KVI”).  Insurance brokers credit and fraud insurance, which is underwritten through a third party, to its customers.  KVI Capital was acquired in August 2005 and is in the business of providing a “turn-key” leasing solution for financial institutions who want to offer a leasing option to their commercial customers.  Captiva was acquired in December 2005 and is in the business of providing core data and image processing services to financial institutions.  GTI was acquired in January 2006 and is in the business of providing ACH origination and processing services, remote capture processing services and financial institution website design and hosting services.

          The market for the Company’s services related to its financial institution services segment is concentrated in the financial institution industry.  Further, the Company’s services are characterized by risk and uncertainty as a result of the Company’s reliance primarily on one product to generate a substantial amount of the Company’s revenues.  There are an increasing number of competitors and alternative products available and rapid consolidations in the financial institution industry.  Consequently, the Company is exposed to a high degree of concentration risk relative to the financial institution industry environment for its financial institution services segment and its limited product offerings.

Stock Split

          On August 8, 2006, the Company’s Board of Directors approved a one for five reverse stock split which was effected on September 8, 2006.  As a result, all common shares, common share options and warrants and per share amounts for all prior periods have been adjusted to reflect this reverse split in the accompanying consolidated financial statements.

Principles of Consolidation

          The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries.  All significant inter-company transactions and balances have been eliminated.

Cash and Cash Equivalents

          The Company considers all highly liquid investments that mature in three months or less to be cash equivalents.  As of December 31, 2006 and 2005, the Company reclassified $0 and $529,000 of uncleared checks to accounts payable, respectively.

          As of December 31, 2006, the Company is exposed to credit risks related to its cash balances at financial institutions in excess of the limits of the Federal Deposit Insurance Corporation (“FDIC”).

Restricted Cash

          The Company maintains a custodial cash account that is used for the processing and clearance of ACH transactions for some of its customers.  The cash is restricted and there is an off-setting customer deposit account included in current liabilities in the accompanying consolidated balance sheet as of December 31, 2006.

Property and Equipment

          Property and equipment are recorded at cost.  Depreciation is calculated using both straight line and accelerated methods over 3 to 10 years for furniture and equipment, 3 years for purchased software and the shorter of estimated useful life or the life of the lease for all leasehold improvements.  During the fourth quarter of 2006, the Company changed the estimated life used for computers from 5 to 3 years.  As a result, the Company recorded an impairment charge of $17,000 for computer equipment greater than 3 years old and an increase in depreciation expense totaling $143,000.  The impairment charge is included in other operating expense in the accompanying consolidated statements of operations and was associated primarily with the financial institution services operating segment.  Expenditures for maintenance and repairs are charged to expense as incurred, whereas expenditures for renewals and betterments are capitalized.  The Company evaluates the carrying value of property and equipment whenever events or circumstances indicate that the carrying value may have been impaired in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, issued by the Financial Accounting Standards Board (“FASB”).  As of December 31, 2006, the Company believes no impairment to long-lived assets existed, except as described above.

          Equipment under operating leases is carried at cost and is depreciated to the individual equipment’s net realizable value.  Depreciation is calculated using the straight-line method over the shorter of the life of the lease or the estimated useful life of the equipment, typically 5 to 7 years.

Unbilled Accounts Receivable

          The Company invoices for certain revenues in arrears in the month following the month in which the revenues were earned.  Therefore, at each period-end, the Company includes unbilled accounts receivable in its trade accounts receivable balance in the accompanying consolidated balance sheet.  As of December 31, 2006 and 2005, the Company’s unbilled accounts receivable totaled approximately $523,000 and $0, respectively.

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

Inventory

          The Company maintains limited quantities of hardware equipment in stock related primarily to its remote deposit product.  The Company also maintains small quantities of incidental inventory items related to other product lines.  The Company values inventories at the lower of cost or market at each period and with cost determined by the first-in, first-out (“FIFO”) costing method.  As of December 31, 2006 and 2005, the Company’s inventory balance totaled $432,000 and $12,000, respectively.

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

          Also, the Company capitalizes costs of internally used software when application development begins in accordance with Statement of Position (“SOP”) No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, issued by the American Institute of Certified Public Accounts (“AICPA”).  This is generally defined as the point when research and development have been completed, the project feasibility is established, and management has approved a development plan.  Many of the costs capitalized for internally used software are related to upgrades or enhancements of existing systems.  These costs are only capitalized if the development costs will result in specific additional functionality of the existing system, and are capitalized at the point that application development begins.  Typically these costs are amortized on a straight-line basis over a three to five year time period.

          Amortization expense associated with capitalized software development costs was approximately $410,000, $548,000 and $788,000 during the years ended December 31, 2006, 2005, and 2004, respectively.  Total accumulated amortization of software development cost as of December 31, 2006 and 2005 totaled $5.4 million and $5.0 million, respectively.

Intangible and Other Assets

          On January 1, 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets.  SFAS No. 142 addresses how intangible assets and goodwill should be accounted for upon and after their acquisition.  Specifically, goodwill and intangible assets with indefinite useful lives are not amortized, but are subject to impairment tests based on their estimated fair value.

          Intangible and other assets consist primarily of the excess of purchase price over the fair value of the identifiable assets acquired for the minority share of Insurance purchased during 1998, Towne acquired in 2001, and KVI and Captiva acquired in 2005.  Intangible and other assets also includes the identified intangible assets acquired in our acquisitions completed in 2006.  See Note 3 for further discussion of these acquisitions.  Also included in intangible and other assets are debt issuance costs that are amortized using the effective interest method over the respective terms of the financial institution loans.  In addition, intangible and other assets include non-competition agreements, customer lists, tradenames and trademarks, and acquired technology.  As of December 31, 2006, the Company believes no impairment to intangible and other assets existed.

Revenue Recognition

Software Licenses

          The Company accounts for software revenues in accordance with SOP No. 97-2, Software Revenue Recognition.  Further, the Company has adopted the provisions of SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition With Respect to Certain Transactions, which supersedes and clarifies certain provisions of SOP 97-2.

          The Company licenses its software under automatically renewing agreements, which allow the licensees use of the software for the term of the agreement and each renewal period.  The fee charged for this license is typically stated in the contract and is not inclusive of any post contract customer support (“PCS”).  The original license agreement also includes a fee for PCS, which must be renewed annually.  This fee covers all customer training costs, marketing assistance, phone support, and any and all software enhancements and upgrades.  The Company defers the entire amount of this fee and recognizes it over the twelve-month period in which the PCS services are provided.  The Company has established vendor specific objective evidence (“VSOE”) for its PCS services, therefore the portion of the up-front fee not attributable to PCS relates to the software license and to all other services provided during the initial year of the agreement, including installation, training and marketing services.  The portion of the up-front fee related to these activities is recognized over the first four months of the contract, which is the average period of time over which these services are performed.  The agreements typically do not allow for cancellation during the term of the agreement.  However, for agreements that contain refund or cancellation provisions, the Company defers the entire fee until such refund or cancellation provisions lapse.

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

Lease Accounting

          As a result of the KVI acquisition (Note 3), the Company is an equipment lessor.  As such, the Company accounts for its leasing business in accordance with SFAS No. 13, Accounting for Leases.  SFAS No. 13 requires lessors to evaluate each lease transaction and determine whether it qualifies as a sales-type, direct financing, leveraged, or operating lease.  KVI’s leases fall into two of those catagories: direct financing and operating leases.

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

          During the second quarter of 2006, the Company began the process of modifying GTI’s ACH and Remote Deposit contracts entered into after the January 31, 2006 acquisition date.  The primary modification related to allowing for customers of these products to take possession of the software for use on an in-house basis versus the primary application service provider (“ASP”) basis that GTI typically employs.  In accordance with the guidance provided in EITF No. 00-3, Application of AICPA SOP 97-2, “Software Revenue Recognition,” to Arrangements That Include the Right to Use Software Stored on Another Entity’s Hardware, this change in contractual terms results in a change in the applicable accounting literature from EITF 00-21 to SOP 97-2, Software Revenue Recognition, as modified by SOPs 98-4 and 98-9.  Under SOP 97-2, if Vendor Specific Objective Evidence of Fair Value, (“VSOE”) has been established for all undelivered elements, the residual method applies.  Under the residual method, the fair value of each undelivered element is deferred and the difference between the total arrangement fee and the amount deferred for the undelivered elements is recognized as revenue related to the delivered elements.  Therefore, in April 2006, the Company began recognizing the up-front fees when all of the revenue recognition criteria in paragraph 8 of SOP 97-2 have been met, which is normally upon customer implementation. Revenue related to the undelivered elements is recognized as the services are delivered.  Included in financial institution revenues for the year ended December 31, 2006 is approximately $1.8 million related to up-front fees for contracts entered into during 2006.  Had the Company not adopted this change, the total of $1.8 million in additional revenue in 2006 would have been spread over the estimated life of the client relationships, which is approximately 60 months. The effect of this change on how the Company recognizes revenue from sales of these products in future years will be to accelerate the amount of revenue it recognizes in each year in which it sells the products although the precise amount will vary depending on the number and dollar amount of its contracts.

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

Website Design and Hosting Revenue

          The Company offers financial institution website design services as well as hosting and support services for the website once design is complete.  The Company charges an up-front fee for the design services and charges a monthly website hosting and support fee each month of the contract, which is typically five years.  Typically included in the monthly hosting and support fee is a limited amount of website maintenance hours each month.  Any maintenance work exceeding the designated number of hours included in the monthly hosting fee and support is billed at an agreed upon hourly rate as the services are rendered.  The Company accounts for the website design and hosting services in accordance with EITF No. 00-21.  During July 2006, the Company was able to establish objective and reliable evidence of fair value of the undelivered elements (the hosting and support services).  As a result, the up-front fee for the design services is recognized at the time the customer website is completed and operational.  Included in 2006 revenues are approximately $297,000 related to up-front fees for completed customer websites that had previously been deferred.  Had the Company not adopted this change, the total of $297,000 in additional revenue in 2006 would have been spread over the estimated life of the client relationships, which is approximately 60 months. The effect of this change on how the Company recognizes revenue from sales of these products in future years will be to accelerate the amount of revenue it recognizes in each year in which it sells the products, although the precise amount will vary depending on the number and dollar amount of its contracts.  Monthly hosting and maintenance revenues are recognized on a monthly basis as earned.

Maintenance and Other

          Maintenance revenue is deferred and recognized over the period in which PCS services are provided.  Other revenues are recognized as the services are performed.

Advertising Costs

          The Company expenses all advertising costs as incurred, except for direct-response advertising, which is capitalized and amortized over its expected period of future benefits.  Direct-response advertising consists primarily of direct mail piece production and mailing related to the Company’s bank deposit acquisition products, Free Checking, and DepositPlus.  Direct-response advertising costs are amortized over three years.  As of December 31, 2006 and 2005, the net book value of capitalized direct-response advertising costs totaled $265,000 and $0, respectively.

Income Taxes

          The Company accounts for income taxes under SFAS No. 109, Accounting for Income Taxes.  Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  As of December 31, 2005 the Company believes that it is more likely than not that the Company will be able to generate sufficient taxable income in future years in order to realize the deferred tax assets that are recorded.  As such, no valuation allowance has been provided against the Company’s deferred tax assets as of December 31, 2006.

Concentration of Revenues

          Substantially all of the Company’s revenues are generated from financial institutions.

Earnings Per Share

          The Company applies the provisions of SFAS No. 128, Earnings per Share, which establishes standards for both the computation and presentation of basic and diluted EPS on the face of the consolidated statement of operations.  Basic earnings per share have been computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during each year presented.  Diluted earnings per common share have been computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding plus the dilutive effect of options and other common stock equivalents outstanding during the applicable periods.  Common stock equivalents are excluded from diluted earnings per common share to the effect that they are anti-dilutive.

Stock Based Compensation

          On January 1, 2006, the Company adopted SFAS No. 123R, Share-Based Payment, which replaces SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees.  SFAS No. 123R requires the cost of employee services received in exchange for equity instruments awarded or liabilities incurred to be recognized in the financial statements.  Under this method, compensation cost beginning January 1, 2006 includes the portion vesting in the period for (1) all share-based payments granted prior to, but not vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (2) all share-based payments granted subsequent to December 31, 2005, based on the grant date fair value estimated using the Black-Scholes option pricing model.

          Under the Black-Scholes option-pricing model, the Company estimated volatility using its historical share price performance over the expected life of the option.  Results of prior periods do not reflect any restated amounts, and the Company had no cumulative effect adjustment upon adoption of SFAS No. 123R under the modified prospective method.  The Company’s policy is to recognize compensation cost for awards with only service conditions and a graded vesting schedule on a straight-line basis over the requisite service period for the entire award.  Additionally, the Company’s policy is to issue new shares of common stock to satisfy stock option exercises or grants of restricted shares.  The Company has determined that it has two pools of employees for the purpose of calculating the estimated compensation cost: executive officers pool and non-executive officers’ pool.  These two pools properly segregate our employees that have similar historical exercise and forfeiture behavior.  Refer to Note 17 for complete stock option disclosures.

Fair Value of Financial Instruments

          To meet the reporting requirements of SFAS No. 107, Disclosures About Fair Value of Financial Instruments, the Company estimates the fair value of financial instruments.  At December 31, 2006 and 2005, there were no material differences in the book values of the Company’s financial instruments and their related fair values.  Financial instruments primarily consist of cash, accounts receivable, accounts payable and debt instruments.

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

Segment Disclosures

          The Company applies the provisions of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information.  SFAS No. 131 establishes standards for the method that business enterprises report information about operating segments in annual and interim financial statements.  SFAS No. 131 also establishes standards for related disclosures about products and services, geographic area and major customers.  The Company operates in two industry segments, financial institution services and retail inventory forecasting.  Note 23 of these consolidated financial statements discloses the Company’s segment results.

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

Reclassifications

          Historically, the Company has reported its results of operations using the following revenue line items; participation fees; software license; retail inventory management services; insurance brokerage fees; and maintenance and other.  Due to the Company’s recent acquisitions, we believe that the presentation using revenue line items for financial institution service fees, retail inventory management services and other products and services, will be more useful to an understanding of our operations.  Also, we added a cost of revenues category to capture direct costs associated with the generation of our revenues.  Revenues and cost of revenues for the years ended December 31, 2005 and 2004 have been reclassified to reflect this presentation.

          Certain prior year amounts have been reclassified to conform with current year classifications.

Recent Accounting Pronouncements

          In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48 (“FIN No. 48”) Accounting for Uncertainty in Income Taxes, which is an interpretation of SFAS No. 109, Accounting for Income Taxes.  FIN No. 48 requires a company to evaluate all uncertain tax positions and determine whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position.  The Company must adopt FIN No. 48 beginning January 1, 2007.  The Company is evaluating its tax positions in all open tax periods to assess whether any of those positions are uncertain and thus require a valuation allowance.

          In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”).  SAB 108 was issued to provide consistency between how registrants quantify financial statement misstatements.  SAB 108 is effective for fiscal years ending after November 15, 2006.

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

          Our adoption of SAB 108 did not have any effect on our consolidated financial statements.

          On September 20, 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS no. 157”).  This new standard provided guidance for using fair value to measure assets and liabilities as required by other accounting standards.  Under SFAS No. 157, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which they reporting entity transacts.  SFAS No. 157 must be adopted by the Company effective January 1, 2008, although early application is permitted.  The Company is currently evaluating the effects of SFAS No. 157 upon adoption, however at this time it does not believe that adoption of this standard will have a material affect on its operating results or consolidated financial position.

          In June 2006, Emerging Issues Task Force (“EITF”) No. 06-3 was issued to address the treatment of taxes collected by various governmental authorities related to revenue transactions.  EITF No. 06-3 requires that all companies make an accounting policy decision as to whether such governmental taxes collected on revenue transactions are accounted for on a gross or net basis.  For companies that elect to account for these taxes on a gross basis, then disclosure of the amount included in revenues for each period is required.  EITF No. 06-3 is effective for periods beginning after December 15 2006.  The Company will adopt this rule effective January 1, 2007 and intends to account for all governmental taxes associated with revenue transactions on a net basis.

          In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of FASB Statement No. 115 (“SFAS No. 159”).  SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value.  This statement is effective for fiscal years beginning after November 15, 2007.  The Company is currently evaluating the effects of SFAS No. 159 upon adoption, however at this time it does not believe that adoption of this standard will have a material affect on its operating results or consolidated financial position.

2.     SECONDARY COMMON STOCK OFFERING AND PREFERRED STOCK REDEMPTION

          On October 11, 2006, the Company completed the sale of 10,000,000 shares of its common stock in a secondary public offering at a price of $5.50 per share for proceeds, net of underwriting fees, of $51,150,000.  Subsequently, on October 18, 2006, the underwriter exercised the over-allotment option to purchase an additional 1,500,000 shares of the Company’s common stock at $5.50 per share for proceeds, net of underwriting fees, of $7,672,500.  The proceeds from the offering were used to redeem its

Series A and C preferred stock held by Lightyear for a total of approximately $34.5 million with the remaining offering proceeds and the proceeds from the over-allotment option being used to pay down the Company’s $17.8 million Bank of America credit facility.  The following is a summary of the secondary offering transaction:

(In thousands, except per share amounts)

Gross proceeds (10.0 million and 1.5 million shares sold at $5.50 per share)	$63,250
Less:
Underwriting and advisory fees	4,428
Legal and accounting fees	1,902
Printing and distribution expenses	279
Roadshow expenses	267
Other expenses	258

Net offering proceeds	$56,116

          In conjunction with the secondary offering, the Company redeemed all of the Series A and C preferred shares for $33.2 million, including all accrued but unpaid dividends, paid $1.2 million to redeem the 378,788 common stock warrants issued in January 2006, and issued 2,346,000 new common shares to Lightyear, representing 14.9% ownership of the fully diluted common stock of the Company as of October 11, 2006, in exchange for the 3,200,000 common stock warrants held by Lightyear and the release of Lightyear from its guaranty of our Term B Note.  This redemption resulted in a deemed distribution of approximately $15.7 million representing the difference in the total value of what the Company paid in cash as well as the estimated fair value of the 2.3 million common shares issued to Lightyear totaling $47.3 million compared to the recorded values of the Series A and C preferred stock of $15.8 million and the amounts credited to additional paid-in-capital relating to the associated warrants of approximately $12.9 million.  The deemed distribution is included in the preferred dividends caption in the accompanying consolidated statement of operations for the quarter and year ended December 31, 2006.  The Company also recorded a one-time, non-recurring charge for the write-off of the debt discount and the debt issuance costs previously recorded on the Series C preferred stock.  This expense is included in other operating expense during the quarter and year ended December 31, 2006 and totals approximately $1.5 million.

          The Company redeemed all outstanding Series B preferred shares at the stated redemption price, plus accrued and unpaid dividends, on December 8, 2006.  The total amount of the redemption and accrued dividends totaled $2.2 million.  As a result of the Series B redemption, the Company recorded a deemed distribution of approximately $1.9 million during the quarter and year ended December 31, 2006.

          As a result of the change in control upon completion of the secondary offering, vesting was accelerated on 951,986 of the Company’s outstanding stock options.  In accordance with SFAS No. 123R, the acceleration in vesting results in the acceleration of non-cash stock compensation associated with these options.  Therefore, a non-cash stock compensation charge of approximately $3.0 million was recorded during the quarter and year ended December 31, 2006.  Approximately 930,000 of the stock options held by executives and directors that became vested are subject to lock-up agreements with the underwriters.  Fifty percent (50%) of the accelerated executive and director options are locked-up for six months with the balance being locked-up for twenty-four months.

          Upon the paydown of the Bank of America credit facility, the term debt was extinguished and converted into additional revolving debt, making the credit facility a $25.0 million revolving credit facility.  See Note 12 for further discussion of the Company’s credit facility.

3.       ACQUISITIONS

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

(In thousands, except share amounts)

Purchase price:
Cash (includes $830,000) paid to executives considered as purchase price)	$17,615
Notes payable to executive	1,000
Common shares (54,468 shares valued at $7.35 per share)	400
Direct acquisition costs	218

Total purchase price	$19,233

Value assigned to assets and liabilities:
Assets:
Cash	$1,405
Restricted cash	11,258
Accounts receivable	466
Other current assets	156
Property and equipment	1,790
Deferred tax asset	1,710
Customer list (estimated life of ten years)	2,110
Acquired technology (estimated life of seven years)	2,070
Trademarks/tradenames (indefinite life)	3,860
Non-compete (estimated life of three years)	1,300
Goodwill	13,555
Liabilities:
Accounts payable	(1,181)
Accrued liabilities	(2,261)
Customer deposits	(11,258)
Capital lease obligations	(1,557)
Deferred revenue	(4,190)

Total net assets	$19,233

          Included in accrued liabilities are the office lease costs of GTI’s former headquarters building, net of estimated sublease proceeds.  The Company has vacated this building space and thus will not receive any future economic benefits from this office space.  The Company is actively seeking to sublease the space.  The office lease space accrual totaled $243,000 as of the opening balance sheet.

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

          The purchase price allocation is as follows:

(In thousands, except share amounts)

Purchase price:
Cash	$949
Common shares (8,485 shares valued at $7.30 per share)	62
Direct acquisition costs	37

Total purchase price	$1,048

Value assigned to assets and liabilities:
Assets:
Property and equipment	$15
Customer list (estimated life of ten years)	53
Acquired technology (estimated life of five years)	280
Non-compete (estimated life of three years)	375
Goodwill	478
Liabilities:
Accounts payable	(3)
Accrued liabilities	(10)
Deferred revenue	(140)

Total net assets	$1,048

Captiva Solutions, LLC

          On December 9, 2005, the Company acquired 100% of the membership units of Captiva Solutions, LLC in exchange for cash consideration of $6,000,000 and common stock consideration of $925,000 (151,515 shares).  Based on the 2006 financial results of the acquired entities, the selling shareholders of Captiva will be entitled to an additional 242,425 common shares.  These additional common shares will be issued in April 2007 and will be treated as additional purchase price and therefore increase goodwill by approximately $1.5 million. Simultaneous with the execution of the merger agreement, the Company entered into a two year employment agreement with the chief executive officer of Captiva to become the chief executive officer of the Company. The operating results of Captiva were included with those of the Company beginning December 9, 2005. The transaction was accounted for in accordance with SFAS No. 141, Business Combinations. The purchase price allocation is as follows:

(In thousands, except share amounts)

Purchase price:
Cash	$6,000
Common shares (151,515 shares valued at $6.10 per share)	925
Common stock options	381
Direct acquisition costs	740

Total purchase price	$8,046

Value assigned to assets and liabilities:
Assets:
Cash	$8
Accounts receivable	171
Other current assets	78
Property and equipment	317
Customer list (estimated life of ten years)	1,450
Acquired technology (estimated life of three years)	760
Non-compete (estimated life of three years)	640
Goodwill	5,229
Liabilities:
Accounts payable	(142)
Accrued liabilities	(394)
Other non-current liabilities	(71)

Total net assets	$8,046

KVI Capital, Inc.

          Effective August 1, 2005, the Company acquired 100% of the outstanding membership units of KVI in exchange for cash consideration of $699,000 and common stock consideration of $200,000 (23,124 shares). In 2006, the stock consideration was reduced as a result of certain escrow claims made by the Company to $179,649 (20,771 shares). In addition to the consideration at closing, the selling shareholder will be entitled to contingent consideration equal to 20% of the operating income (as defined in the stock purchase agreement) of KVI for each of the three years ending December 31, 2008. Through December 31, 2006, no contingent consideration has been earned.  Any contingent consideration payments made will be treated as additional purchase price and therefore increase goodwill. Simultaneous to the execution of the stock purchase agreement, the Company entered into a three year employment agreement with the principal selling member of KVI. The operating results of KVI were included with those of the Company beginning August 1, 2005. The transaction was accounted for in accordance with SFAS No. 141, Business Combinations. The purchase price allocation is as follows:

(In thousands, except share amounts)

Purchase price:
Cash	$699
Common shares (20,771 shares valued at $8.65 per share)	180

Total purchase price	$879

Value assigned to assets and liabilities:
Assets:
Cash	$124
Accounts receivable	212
Property and equipment	44
Operating lease equipment	209
Investment in direct financing leases	8,280
Customer list (estimated life of seven years)	116
Vendor program (estimated life of seven years)	119
Non-compete (estimated life of two years)	75
Goodwill	198
Liabilities:
Accounts payable	(242)
Accrued liabilities	(320)
Non-recourse lease notes payable	(7,910)
Other non-current liabilities	(26)

Total net assets	$879

          We expect that the goodwill originating from both the P.T.C. and Captiva transactions will be deductible for tax purposes over fifteen years, however the goodwill associated with GTI and KVI will not be deductible for tax purposes.

4.      PREFERRED STOCK ISSUANCE AND CREDIT FACILITY CLOSING

          On January 20, 2004, the Company completed the sale of 20,000 shares of Series A non-convertible preferred stock and a warrant to purchase 16,000,000 shares of our common stock ($1.25 per share exercise price) for a total of $20 million to Lightyear Fund, L.P. (the “Lightyear Transaction”).  The preferred shares carried a cash dividend rate of 10% of an amount equal to the liquidation preference, payable quarterly in arrears, when and as declared by the Board of Directors.  The Series A preferred stock had a liquidation preference superior to the common stock and to the extent required by the terms of the Series B preferred stock, in parity with the currently outstanding Series B preferred stock.  As described in Note 2, on October 11, 2006, the Company redeemed all Series A preferred shares.

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

          As a result of the 1998 debt facility extinguishment, the Company recorded a charge of $780,000 to write-off the unamortized portion of debt issuance costs as of January 20, 2004 which is shown on the face of the accompanying 2004 consolidated statement of operations. Also, the Lightyear Transaction required that the Company obtain directors and officers tail insurance coverage for periods prior to January 20, 2004. The premium for the tail directors and officers’ liability insurance coverage totaled approximately $900,000.  The Company expensed the entire premium in January 2004 which is included in other operating expenses in the accompanying 2004 consolidated statements.

5.     PROPERTY AND EQUIPMENT

          Property and equipment are classified as follows:

	2006	2005

	(In thousands)
Purchased software	$4,199	$3,765
Leasehold improvements	726	697
Furniture and equipment	8,867	8,031

	13,792	12,493
Less: accumulated depreciation	(10,596)	(10,306)

	$3,196	$2,187

          Depreciation expense was approximately $1,888,000, $1,042,000, and $1,642,000 for the years ended December 31, 2006, 2005 and 2004, respectively.  The portion of depreciation expense above included in cost of revenues totaled $295,000, $4,000, and $0 for the years ended December 31, 2006, 2005, and 2004, respectively.

          Depreciation expense related to property and equipment subject to capital lease arrangements totaled $335,000, $0, and $0 for the years ended December 31, 2006, 2005, and 2004, respectively.

6.     OPERATING LEASE PROPERTY

          The following schedule provides an analysis of the Company’s investment in property leased under operating leases by major classes as follows:

	2006	2005

	(In thousands)
Computer equipment	$19	$20
Office furniture	38	38
Manufacturing equipment	7	7
Medical equipment	16	16
Copiers	76	134

	156	215
Plus: initial direct costs	1	2
Less accumulated depreciation	(87)	(30)

Net property on operating leases	$70	$187

          The following is a schedule by years of minimum future rentals on noncancelable operating leases as of December 31, 2006:

2007	$36
2008	20
2009	2
2010	—

$58

          Depreciation expense on operating lease property was $72,000 and $39,000 for the years ended December 31, 2006 and 2005, respectively.

7.     NET INVESTMENT IN DIRECT FINANCING LEASES

          The following lists the components of the net investment in direct financing leases as of December 31, 2006 and 2005, respectively:

	2006	2005

	(In thousands)
Total minimum lease payment to be received	$6,957	$7,291
Less: Allowance for uncollectibles	—	—

Net minimum lease payments receivable	6,957	7,291
Plus: unguaranteed estimated residual values of leased property	783	862
Plus: initial direct costs	109	102
Less: unearned income	(1,309)	(1,378)

Net investment in direct financing leases	$6,540	$6,877

          All lease assets are pledged as security against the non-recourse lease notes payable discussed in Note 14.

          At December 31, 2006, minimum lease payments for each of the next five years are as follows:

2007	$2,527
2008	1,992
2009	1,519
2010	659
2011	245
Thereafter	15

$6,957

8.     INTANGIBLE AND OTHER ASSETS

          Intangible and other assets consist of the following:

	2006	2005

	(In thousands)
Debt issuance costs, net of accumulated amortization of $276 and $199, respectively	$360	$375
Non-compete agreements, net of accumulated amortization of $852 and $389, respectively (remaining weighted average life of 21 months)	2,518	1,626
Customer lists, net of accumulated amortization of $1,665 and $1,126, respectively (remaining weighted average life of 100 months)	3,364	1,740
Acquired technology, net of accumulated amortization of $939 and $308, respectively (remaining weighted average life of 52 months)	2,592	872
Tradenames (indefinite life)	3,860	—
Other, net	339	318

	$13,033	$4,931

          Amortization expense of identified intangible assets during the years ended December 31, 2006, 2005 and 2004 was approximately $2,100,000, $421,000, and $356,000, respectively.

          The estimated amortization expense of intangible assets during the next five years is as follows (in thousands):

2007	$2,115
2008	1,954
2009	923
2010	760
2011	694
2012 and thereafter	2,727

$9,173

9.     GOODWILL

          The changes in the carrying amount of goodwill for 2006 and 2005 are as follows:

	2006	2005

	(In thoudands)
Balance as of January 1	$12,378	$7,161
Goodwill acquired during year	14,033	5,249
Other changes	66	—
Decrease resulting from change to deferred tax assets associated with Towne acquisition (Note 15)	—	(25)
Write off of goodwill	—	(7)

Balance as of December 31	$26,477	$12,378

          The goodwill additions and other changes in 2006 related solely to the financial institution services segment.

10.    ACCRUED LIABILITIES

          Accrued liabilities consist of the following:

	2006	2005

	(In thousands)
Employee bonuses	$606	$—
Commissions and other payroll costs	899	704
Accrued severance costs	—	103
Other	2,509	775

	$4,014	$1,582

11.     REVOLVING LINE OF CREDIT

          On December 8, 2005, the Bank of America credit facility was amended such that the entire facility (both revolver and term loan) was converted into a revolving credit line with a total capacity of $5.0 million. As of December 31, 2005, there was $0 drawn against the facility and $400,000 was utilized for standby letters of credit.  Weighted average borrowings drawn against the facility during 2005 were $3.1 million.  This facility was replaced in its entirely by an amended and restated facility as described in Note 12.

12.     LONG-TERM DEBT

          Long-term debt consists of the following:

	2006	2005

	(In thousands)
Senior Subordinated Note Payable with Lightyear PBI Holdings, Inc., net of unamortized debt discount of $0 and $1,491, respectively	$—	$8,509

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

          On December 9, 2005, the Company issued a $10.0 million unsecured senior subordinated note to Lightyear PBI Holdings, Inc. (“Lightyear Note”) and warrants to acquire 757,576 common shares at $6.60 per share in exchange for $10.0 million in cash. On January 23, 2006, the Lightyear Note was converted into shares of the Company’s Series C Preferred Stock as described below. The Lightyear Note was unsecured and was subordinated to the then existing Bank of America facility. The Lightyear Note accrued interest monthly at a rate of 10%, increasing to 12% beginning June 9, 2007, and was payable semi-annually in arrears beginning July 1, 2006. The term of the Lightyear Note was five years, at which time the entire principal was to become due. In the event that the Company prepaid the Lightyear Note in full or any partial payments prior to June 9, 2007, up to 50% of the 757,576 of common stock warrants would be cancelled on a pro rata basis in proportion to the amount of debt prepaid. The $10.0 million in proceeds received was allocated to the two instruments in proportion to their relative fair values. As a result, the Lightyear Note has been recorded at a discount. The discount was accreted over the term of the debt as interest expense until redemption on October 11, 2006 at which time the remaining unamortized discount of $1.3 million was written-off and is included in other operating expense in the accompanying consolidated statements of operations. The proceeds of the Lightyear Note were used to acquire Captiva Solutions and repay the outstanding balance of the Bank of America facility. The Series C Preferred Stock was redeemed in its entirety on October 11, 2006, as more fully described in Note 2.

          On January 23, 2006, the Company entered into an amended and restated $18.0 million credit facility with Bank of America.  The Company used the proceeds of the facility on January 31, 2006 to buy Goldleaf Technologies.

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

          The Series C preferred stock issued to Lightyear has a mandatory redemption date of December 9, 2010 at a redemption price of $10.0 million plus accrued and unpaid dividends, and has a 10% annual dividend rate that increases to 12% on June 9, 2007.  As discussed in Note 2, in October 11, 2006, all of the Series C preferred stock outstanding was redeemed with cash generated from the Company’s $63.0 million secondary common stock offering.

          We subsequently amended the Bank of America credit facility again in April 2006 to provide for an additional $1.75 million in short-term loans.  We further amended the Bank of America credit facility in June 2006 to increase the total facility to $25.0 million, consisting of the $9.75 million Term A note, the $6.0 million Term B note and a $9.25 million revolving credit line.  The June amendment also eliminated the scheduled quarterly Term A note payments of $250,000 on June 30, 2006, $500,000 on both September 30, 2006 and December 31, 2006, and $750,000 per quarter thereafter until maturity.  On August 31, 2006, we again amended the Bank of America credit facility to reduce the interest rate on the Term B note from LIBOR plus 3% to LIBOR plus 1.25%.  We repaid the $17.8 million outstanding under our credit facility with proceeds from our common stock offering discussed elsewhere in this Form 10-K.  Upon repayment of the $17.8 million outstanding, our credit facility converted automatically to a $25.0 million revolving credit facility.

          On November 30, 2006, we entered into a second amended and restated credit agreement with Bank of America, N.A., The People’s Bank of Winder, and Wachovia Bank, N.A.  The Second Amended and Restated Credit Agreement amends and restates in its entirety the amended and restated credit agreement originally dated January 19, 2004, as amended and restated on January 23, 2006 and as further amended on February 17, 2006, April 5, 2006, May 3, 2006, June 15, 2006, and August 31, 2006.  In the Second Amended and Restated Credit Agreement and the form of the Second Amended and Restated Note the parties thereto agreed to certain changes from the existing credit agreement, including the following:

•	the credit facility was converted to a revolving credit facility in the amount of $40 million, an increase of $15 million over the previously existing credit facility;

•

the maturity of the credit facility was extended from January 23, 2008 to November 30, 2009 with an option, conditioned upon the consent of the lenders, to extend the maturity for 12 additional months;

•	the Funded Debt to EBITDA Ratio under the credit facility was increased from 2.25 times to 3 times;

•	Wachovia Bank, N.A. joined as a participant in the credit facility; and

•	The limit on capital expenditures in the credit facility was increased from $3 million to $5 million per fiscal year.

          Our Bank of America credit facility contains financial covenants, including the maintenance of financial ratios and limits on capital expenditures.  We are required to maintain on a quarterly basis a ratio of Funded Debt, as defined and generally including all liabilities for borrowed money, to EBITDA.  The definition of EBITDA in the credit facility agreement is different from the one used elsewhere in this filing in that it permits to be added back to EBITDA various specified amounts that include employee severance expenses, non-cash debt amortization expenses, costs associated with the change of our corporate name, certain litigation expenses and non-cash stock compensation expenses.  We are required to maintain on a quarterly basis a ratio of Funded Debt to EBITDA not exceeding 3:1.  This ratio is calculated (a) at the end of each fiscal quarter, using the results of the twelve-month period ending with the fiscal quarter and after giving pro forma effect to any acquisition made during such period and (b) on the date of any borrowing under the credit facility, using EBITDA for the most recent period and Funded Debt after giving pro forma effect to such borrowing.  We are also required to maintain for the 12-calendar month period ending on the last day of each calendar quarter, a Fixed Charge Coverage Ratio (as defined) of: 2.0:1.  In addition, we may not acquire fixed assets (other than any equipment purchased by KVI Capital with proceeds of non-recourse loans) having a value greater than $5.0 million during any 12-month period ending with each fiscal quarter.  The credit agreement also contains customary negative covenants, including but not limited to a prohibition on declaring and paying any cash dividends on any class of stock.

          As of December 31, 2006, we were in compliance with all restrictive financial and non-financial covenants contained in the Bank of America credit facility.

13.     CAPITAL LEASE OBLIGATIONS

          The Company, through its acquisition of GTI, assumed GTI’s capital lease agreements for certain computer equipment, office equipment, and software.  The leases are due in monthly installments through May 2010.  Borrowings are collateralized by the leased property and bear interest at rates ranging from 3.62% to 9.75%.  At December 31, 2006 and 2005, the net book value of the assets under these capital leases totaled approximately $1.5 million and $0, respectively, and are included in their respective captions for property and equipment.  As of December 31, 2006, the future maturities of the Company’s capital lease obligations are as follows:

(in thousands)

2007	$452
2008	471
2009	430
2010	143

1,496
Less — Amount representing interest	(175)

1,321
Less — Current portion	(364)

$957

14.     NON-RECOURSE LEASE NOTES PAYABLE

          As part of the leasing business, the Company borrows funds from its community bank partners on a non-recourse basis in order to acquire the equipment to be leased. In the event of a lease default, the Company is not obligated to continue to pay on the non-recourse note payable associated with that particular lease. As of December 31, 2006, the principal balance of all non-recourse lease notes payable, due to various financial institutions, totaled $6.1 million ($2.1 million of the total is classified as current). Interest and principal are primarily due monthly with interest rates ranging from 4% to 11%.

          The following is the scheduled non-recourse notes payable principal payments over the next five years as of December 31, 2006 (in thousands):

2007	$2,141
2008	1,736
2009	1,408
2010	588
2011	234
Thereafter	11

$6,118

15.     INCOME TAXES

          Income tax provision (benefit) consisted of the following for the three years ended December 31, 2006:

	2006	2005	2004

	(In thousands)
Current income tax expense (benefit)	$212	$386	$(1,003)
Deferred tax (benefit) expense	(962)	973	1,065

Income tax provision, net	$(750)	$1,359	$62

          A reconciliation of the tax provision from the U.S. federal statutory rate to the effective rate for the three years ended December 31, 2006 is as follows:

	2006	2005	2004

	(In thousands)
Tax (benefit) expense at U.S. federal statutory rate	$(1,265)	$1,256	$895
State tax (benefit) expense, net of reduction to federal taxes	(167)	148	129
Non-deductible interest expense - Series C Preferred stock	471	—	—
Stock compensation - incentive stock options	231	—	—
Expenses not deductible	58	58	56
Other	(78)	(103)	(1,018)

Income tax (benefit) provision, net	$(750)	$1,359	$62

          During September 2004, the Company recorded a $972,000 tax benefit relating to an income tax contingent liability for which the statue of limitations expired in September 2004. This resulted in the large other reconciling item above and the low effective tax rate for 2004.

          Significant components of the Company’s deferred tax assets and liabilities, using an average tax rate of 38.5% at December 31, 2006 and 37% at December 31, 2005 are as follows:

	2006	2005

	(In thousands)
Current assets (liabilities):
Deferred revenue	$629	$87
Allowances on assets	183	57
Net operating loss carryforwards	648	400
Prepaid and accrued expenses	(83)	(174)

Deferred tax assets, current	1,377	370

Non-current assets (liabilities):
Deferred revenue	681	—
Software development costs	(1,012)	(607)
Net operating loss carryforwards, net of current portion	5,276	2,746
Stock compensation - Nonqualified options	1,273	—
Other	180	38
Depreciation and amortization	(3,277)	(721)

Deferred tax assets, non-current	3,121	1,456

Total net deferred tax assets	$4,498	$1,826

          The Company has gross net operating loss carryforwards of approximately $47.8 million available as of December 31, 2006 for both federal and state tax purposes. Of this total, $37.6 million were acquired during the Towne merger. At the time of the merger, an analysis was performed to assess the realizability of these NOLs due to Section 382 of the US tax code. The results of this analysis concluded that the likelihood of ever being able to utilize the majority of those NOLs was remote; therefore, the Company recorded only the portion of the Towne NOLs estimated to be usable under Section 382. These carryforwards are limited in use to approximately $982,000 per year in years 2006 through 2009 and $333,000 annually thereafter due to the Lightyear transaction and the Towne merger and expire at various times through 2021.

16.     PREFERRED STOCK

          On August 9, 2001, the Company issued 40,031 shares of Series B Convertible Preferred Stock valued at approximately $114,000 as a condition of the merger of Towne into the Company. These preferred shares were issued in exchange for all the issued and outstanding Towne Series B preferred stock. The preferred stock was entitled to dividends, in preference to the holders of any and all other classes of capital stock of the Company, at a rate of $0.99 per share of preferred stock per quarter commencing on the date of issuance. Holders of the Series B preferred shares were entitled to one vote per share owned.

          The Series B Convertible Preferred Stock was convertible to common stock on a one share for one share basis at the option of the preferred stockholders at any time after August 9, 2002 upon the written election of the stockholder. The Series B Convertible Preferred Stock was also redeemable at the option of the Company for cash at any time, in whole or in part, with proper notice. The stated redemption price was $50.04 per Series B Convertible Preferred share, plus any accrued but unpaid dividends as of the redemption date. On December 8, 2006, the Series B Convertible Preferred Stock was redeemed in its entirety as more fully described in Note 2.

          The Series A Non-convertible Preferred Stock issued on January 20, 2004 in conjunction with the capital event is described in Note 4. Holders of the Series A preferred shares were entitled to 800 votes per share owned.

          On December 9, 2005, the Company entered into a $10.0 million senior subordinated note payable instrument with Lightyear PBI Holdings (“Lightyear Note”) as approved by the shareholders of the Company during a special shareholders meeting on that same date. The Lightyear Note was unsecured and could be redeemed by the Company, in whole or part, at anytime at 100% of the principal amount plus any accrued and unpaid interest. In conjunction with the Lightyear Note, the Company issued warrants to Lightyear PBI Holdings, LLC to acquire up to 757,576 common shares at $6.60 per share.  As part of the warrant agreement, in the event that the Company repaid all or a portion of the Lightyear Note prior to June 9, 2007, then 50% of the warrants above were cancelable on a pro-rata basis.  On January 23, 2006, the Lightyear Note was exchanged for 10,000 shares of the Company’s Series C Preferred Stock.  The warrant agreement and the warrants were amended in connection with the conversion of the Lightyear Note into shares of Series C Preferred Stock.  The warrants were amended such that the exercise price of such warrants would be paid, at the option of their holder; (i) in cash or by wire transfer, (ii) by the surrender of shares that would otherwise be issuable upon exercise of the warrant that have a market price equal to the aggregate exercise price, or (iii) through a redemption of shares of the Company’s Series C Preferred Stock having a liquidation value equal to the aggregate exercise price. Under the terms of the amended warrant agreement and amended warrants, in the event that the Company redeemed any shares of Series C Preferred Stock on or before June 23, 2007, the number of shares issuable pursuant to the warrants would be reduced in accordance with a formula set forth in the warrant agreements.

          As discussed in Note 2, all outstanding Series A, B, and C preferred shares were redeemed in 2006, and as such, no preferred stock is outstanding as of December 31, 2006.

17.     EMPLOYEE STOCK OPTION PLAN

          The Company has four stock option plans: the 1994 Stock Option Plan, the 1999 Stock Option Plan, the 2004 Equity Incentive Plan and the 2005 Long-Term Equity Incentive Plan. Options under these plans include non-qualified and incentive stock options and are issued to officers, key employees and directors of the Company. The Company has reserved 1,481,262 new shares of common stock for these plans under which the options are granted at a minimum of 100% of the fair market value of common stock on the date of the grant, expire 10 years from the date of the grant and are exercisable at various times determined by the Board of Directors. The Company also has approximately 169,697 shares of common stock reserved for the issuance of options replacing the Towne options outstanding at the time of the Towne merger. The Company applies SFAS No. 123R in accounting for its options in 2006 and applied APB No. 25 in accounting for its options in 2005 and 2004 and, accordingly, no compensation cost was recognized in 2005 and 2004, respectively.

          As indicated in Note 1, the Company adopted SFAS 123R on January 1, 2006.  The adoption of SFAS No. 123R decreased the Company’s December 31, 2006 reported operating income and increased the loss before income taxes for the year ended December 31, 2006 by approximately $3.8 million, increased the reported net loss for the year ended December 31, 2006 by approximately $2.0 million and increased the reported basic and diluted net loss per share by approximately $0.33 per share.  The stock compensation expense, before income tax effect, is reflected in general and administrative expense in the accompanying consolidated statement of operations.  The Company’s adoption of SFAS No. 123R did not affect operating income, income before income taxes, net income, cash flow from operations, cash flow from financing activities, and basic and diluted net income per share for the years ended December 31, 2005 and 2004.

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

•

The Company uses historical data to estimate option exercise and employee termination behavior within the valuation model; the expected life of options granted is derived from historical Company experience and represents the period of time the options are expected to be outstanding.  Currently, the Company applies the simplified method as allowed by SAB 107.

•	The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods within the contractual life of the option.

	Year Ended December 31,

	2006	2005	2004

Dividend yield range	0.0%	0.0%	0.0%
Expected volatility	58%	59%	75%
Risk-free interest rate range	4.31% - 5.08%	4.50%	4.00%
Expected term (in years)	6.2 years	6.5years	8 years

          As of December 31, 2006, there was $63,360 of total forfeiture adjusted unrecognized compensation cost related to unvested share-based compensation arrangements.  We expected to recognize this cost over a weighted-average period of 3.2 years.

          Below is a summary of the Company’s option activity as of December 31, 2006, and changes during the year ended December 31, 2006:

	Number of Shares	Weighted Average Exercise Price	Remaining Contractual Life	Intrinsic Value

Balance of December 31, 2005	1,072,659	$11.20
Granted	479,460	6.59
Exercised	(1,560)	2.95
Canceled	(124,370)	18.44

Balance of December 31, 2006	1,426,189	$8.65	8.28	$206,879

Balance exercisable at December 31, 2006	1,398,626	$8.67	8.26	$206,738

          The weighted-average grant date fair value of options granted during the year ended December 31, 2006, 2005, and 2004 was $3.94, $3.90, and $6.00, respectively.  The total fair value of stock options that vested during the year ended December 31, 2006 was approximately $4.5 million.  The total intrinsic value of stock options exercised during the year ended December 31, 2006 was $9,462.

          During the year ended December 31, 2006, cash received from options exercised was $5,000 and the actual tax benefit realized for the tax deductions from stock options exercised totaled $0.

          Prior to January 1, 2006, the Company accounted for its stock-based compensation plans under the intrinsic value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and did not utilize the fair value method.

          The following table illustrates the effect on net income available to common shareholders and earnings per share if the fair value based method had been applied to all outstanding and unvested awards for the years ended December 31, 2005 and 2004, respectively.

in thousands, except per share data	2005	2004

Net income available to common shareholders, as reported	$175	$514
Add (Deduct): Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	71	(219)

Pro forma net income	$246	$295

Income per share:
Basic —as reported	$0.06	$0.18

Basic —pro forma	$0.08	$0.10

Diluted —as reported	$0.06	$0.17

Diluted —pro forma	$0.08	$0.10

          A summary of the status of the Company’s stock options is as follows:

	Number of Shares	Weighted Average Exercise Price

Balance at December 31, 2003	501,977	$16.75
Granted	32,000	7.95
Exercised	(59,255)	5.45
Canceled	(26,306)	23.65

Balance at December 31, 2004	448,416	$17.20

Granted	760,442	6.90
Exercised	(59,948)	6.35
Canceled	(76,251)	15.30

Balance at December 31, 2005	1,072,659	$11.20

Granted	479,460	6.59
Exercised	(1,560)	2.95
Canceled	(124,370)	18.44

Balance at December 31, 2006	1,426,189	$8.65

          The following table summarizes information about stock options outstanding at December 31, 2006:

	Options Outstanding			Options Exercisable

Exercise Price	Number	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number	Weighted Average Exercise Price

$0.00 to $4.43	61,510	6.4 years	$2.95	61,510	$2.95
$4.44 to $8.40	1,097,303	8.9 years	6.67	1,069,740	6.64
$8.41 to $13.28	127,502	6.2 years	10.09	127,502	10.09
$13.29 to $297.15	139,874	6.4 years	25.91	139,874	25.91

Total	1,426,189	8.3 years	$8.65	1,398,626	$8.67

          At the end of 2006, 2005 and 2004, the number of options exercisable was approximately 1,398,626, 357,180, and 396,600, respectively, and the weighted average exercise price of these options was $8.67, $18.45, and $18.50, respectively.

18.     NET (LOSS) INCOME PER SHARE

          Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the year. Diluted earnings per share is computed by dividing net income available to common stockholders by the weighted average number of dilutive common and common equivalent shares outstanding during the fiscal year, which includes the additional dilution related to conversion of preferred stock, common stock warrants and stock options as computed under the treasury stock method. Neither the Series B Convertible Preferred Stock nor the common stock warrant held by the Series A shareholder were included in the adjusted weighted average common shares outstanding for 2006, 2005 and 2004 as the effects of conversion are anti-dilutive.

          The following table is a reconciliation of the Company’s basic and diluted earnings per share in accordance with SFAS No. 128:

	2006	2005	2004

	(In thousands, except per share data)
Net (loss) income available to common stockholders	$(22,358)	$175	$514

Basic (loss) earnings per Share:
Weighted average common shares outstanding	6,181	2,945	2,848

Basic (loss) earnings per share	$(3.62)	$0.06	$0.18

Diluted (loss) earnings per Share:
Weighted average common shares outstanding	6,181	2,945	2,848
Dilutive common share equivalents	—	58	93

Total diluted shares outstanding	6,181	3,003	2,941

Diluted (loss) earnings per share	$(3.62)	$0.06	$0.17

          For the years ended December 31, 2006, 2005, and 2004, approximately 1.9 million, 5.0 million and 3.4 million employee stock options, contingently issuable common shares, warrants and the Series B preferred shares, respectively, were excluded from diluted (loss) earnings per share calculations as their effects were anti-dilutive.

19.     COMMITMENTS AND CONTINGENCIES

          The Company leases office space and office equipment under various operating lease agreements. Rent expense for the years ended December 31, 2006, 2005 and 2004 totaled approximately $2,132,000, $1,535,000, and $1,446,000, respectively, and is included in general and administrative expense in the consolidated statements of income.

          As of December 31, 2006, the future minimum lease payments relating to operating lease obligations are as follows (in thousands):

2007	$2,079
2008	1,664
2009	1,340
2010	303
2011	3

$5,389

Legal Proceedings

          We are not currently a party to, and none of our material properties is currently subject to, any material litigation other than routine litigation incidental to our business.

Employment Agreements

          The Company has entered into employment agreements with certain executive officers of the Company. The agreements provide for compensation to the officers in the form of annual base salaries and bonuses based on the earnings of the Company. The employment agreements also provide for severance benefits, ranging from 0 to 24 months, upon the occurrence of certain events, including a change in control, as defined. As of December 31, 2006, the total potential payouts under all employment agreements were approximately $3.2 million.

20.     EMPLOYEE BENEFIT PLANS

          The Company has an employee savings plan, the Private Business, Inc. 401(k) Profit Sharing Plan (the “Plan”), which permits participants to make contributions by salary reduction pursuant to section 401(k) of the Internal Revenue Code. The Company matches contributions contributed by employees up to a maximum of $1,000 per employee per year and may, at its discretion, make additional contributions to the Plan. Employees are eligible for participation beginning with the quarter immediately following one year of service. Total contributions made by the Company to the Plan were $138,000, $136,000, and $153,000, in 2006, 2005 and 2004, respectively, and are included in general and administrative expense in the consolidated statements of income.

          During 2000, the Company established an employee stock purchase plan whereby eligible employees may purchase Company stock at a discount through payroll deduction of up to 15% of base pay. The price paid for the stock is the lesser of 85% of the closing market price on the first or last day of the quarter in which payroll deductions occur. The Company has reserved 333,333 shares for issuance under this plan. The Company issued 5,000 shares during 2005 and 6,000 shares during 2004.  Effective December 31, 2005, the Company terminated the employee stock purchase plan.

          As a result of the Towne merger, the Company had an employee stock ownership plan (“ESOP”), the RMSA Employee Stock Ownership Plan (the “ESOP Plan”). The purpose of the ESOP was to provide stock ownership benefits for substantially all the employees of RMSA who had completed one year of service. The plan was subject to all the provisions of the Employee Retirement Income Security Act of 1974 (“ERISA”), as amended.  The Company made no contribution to the ESOP Plan in 2005 or 2004. As of December 31, 2005, all of the Company’s common shares previously held by the ESOP Plan were distributed to participants as a result of the Plan’s termination.

21.     RELATED PARTY TRANSACTIONS

          During the years ended December 31, 2006, 2005 and 2004, the Company paid fees of approximately $965,000, $25,000, and $15,000, respectively, for legal services to a law firm in which a former director and shareholder of the Company is a partner.  Additionally, this former director held a material membership interest in Captiva prior to the Company’s acquisition of Captiva.  Because of this ownership interest, the acquisition of Captiva required a shareholder vote, which was held on December 9, 2005.  The former director received approximately $1.1 million cash, 57,454 common shares of the Company’s common stock and 134,000 common stock options with a $6.60 exercise price as his portion of the total consideration paid for Captiva.

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

          In conjunction with the acquisition of GTI discussed in Note 3, the Company issued two notes payable to Paul McCulloch, the President of GTI, as a portion of the consideration paid to him for executing an employment agreement with the Company.  The notes had original principal balances of $850,000 (due June 15, 2006) and $150,000 (due April 30, 2007), are unsecured and carry interest at prime rate as published in The Wall Street Journal (8.25% at June 30, 2006).  On June 15, 2006, $350,000 of the $850,000 note was paid and the remaining $500,000 was paid on July 15, 2006.  These notes were classified as additional purchase price.

22.     QUARTERLY FINANCIAL DATA (UNAUDITED)

	Quarter Ended (in thousands, except per share data)

	March 31, 2005	June 30, 2005	Sept. 30, 2005	Dec. 31, 2005	March 31, 2006	June 30, 2006	Sept. 30, 2006	Dec. 31, 2006

Statement of income data:
Revenues	$9,199	$9,501	$9,554	$10,097	$13,031	$14,098	$14,511	$14,011

Operating income (loss)	$693	$1,158	$1,189	$1,035	$362	$420	$1,076	$(2,983)

Income (loss) from operations before income taxes	$623	$1,088	$1,110	$873	$(293)	$(497)	$205	$(3,137)
Income tax provision (benefit)	244	423	433	259	(112)	(194)	80	(524)

Net income (loss)	379	665	677	614	(181)	(303)	125	(2,613)
Preferred stock dividends	540	540	540	540	552	(565)	583	17,686

Net income (loss) available to common Stockholders	$(161)	$125	$137	$74	$(733)	$(868)	$(458)	$(20,299)

Earnings (loss) per share:
Basic	$(0.06)	$0.04	$0.05	$0.03	$(0.23)	$(0.27)	$(0.14)	$(1.33)

Diluted common share	$(0.06)	$0.04	$0.05	$0.03	$(0.23)	$(0.27)	$(0.14)	$(1.33)

          The quarters ended March 31, 2006, June 30, 2006 and September 30, 2006, were amended to increase operating expenses by $55,000, $281,000 and $51,000 related to audit fees incurred during those quarters related to the required acquisition audits of KVI Capital and GTI. These audit costs had previously been capitalized as direct acquisition costs.

          For the twelve months ended December 31, 2006, the actual year-end basic and diluted loss per share totaled $(3.62); however, on a quarterly basis the sum of the four quarters does not agree to the actual year-end basic and diluted earnings per share.  The reason for this is the result of the Company’s secondary offering of 11,500,000 common shares that closed on October 11, 2006, which affects the weighted average shares outstanding for the fourth quarter of 2006.

23.     SEGMENT INFORMATION

          The Company operates in two business segments:  financial institution services and retail inventory management and forecasting. The Company accounts for segment reporting under SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information.  Corporate overhead costs and interest have been allocated out of financial institution services segment to income before income taxes of the retail inventory forecasting segment.  Additionally, $1.5 million of the goodwill originating from the Towne acquisition has been allocated to the retail inventory forecasting segment and is therefore included in the segment’s total assets.

          The following table summarizes the financial information concerning the Company’s reportable segments from continuing operations for the years ended December 31, 2006, 2005 and 2004.

	(in thousands)

	2006			2005			2004

(in thousands)	Financial Institution Services	Retail Inventory Management	Total	Financial Institution Services	Retail Inventory Management	Total	Financial Institution Services	Retail Inventory Management	Total

Revenues	$47,457	$8,194	$55,651	$29,673	$8,678	$38,351	$30,646	$9,003	$39,649

Cost of revenues	9,589	905	10,494	2,965	1,004	3,969	2,440	1,153	3,593

Gross profit	37,868	7,289	45,157	26,708	7,674	34,382	28,206	7,850	36,056

Income before taxes	(4,961)	1,239	(3,722)	2,607	1,087	3,694	1,606	1,026	2,632

Assets	71,872	3,432	75,304	32,806	3,751	36,557	17,283	4,088	21,371

Total expenditures for additions to long-lived assets	3,037	23	3,060	1,580	19	1,599	1,095	149	1,244

Goodwill	24,407	2,070	26,477	10,308	2,070	12,378	5,091	2,070	7,161

24.     SUPPLEMENTAL PRO FORMA DATA (UNAUDITED)

          As described in Note 3 the Company acquired GTI in the first quarter of 2006.  Furthermore, the Company acquired KVI Capital, Inc. (KVI) and Captiva Solutions, LLC (Captiva) in the third and fourth quarters of 2005, respectively. Below is unaudited pro forma consolidated statement of operations data of the Company as if these businesses were acquired as of January 1, 2005.

	For the Year Ended December, 2006

				Unaudited Pro forma Adjustments

(in thousands, except per share data)	Goldleaf	GTI		Debit		Credit		Total

Revenues	$55,651	$1,014	A	$41		$		$56,624
Cost of revenues	10,494	294						10,788

Gross profit	45,157	720		(41)				45,836
Operating expenses	46,282	716	B	78				47,082
			C	6

Operating income (loss)	(1,125)	4		(125)				(1,246)
Other Expenses:
Interest expense, net	2,597	—	D	87				2,684

Total other expenses	2,597	—		87				2,684

Income (loss) before provision for income taxes	(3,722)	4		(212)				(3,930)
Income tax benefit	(750)	—		—	E		83	(833)

Net Income (Loss)	(2,972)	4		(212)			83	(3,097)
Preferred Stock Dividends	19,386	—						19,386

Net Income (Loss) Attributable to Common Shareholders	$(22,358)	$4		$(212)			$83	$(22,483)

Loss Per Share:
Basic	$(3.62)							$(3.63)

Diluted	$(3.62)							$(3.63)

Weighted Average Common Shares Outstanding:
Basic	6,181		G	5				6,186

Diluted	6,181		G	5				6,186

          NOTE:     During the year ended December 31, 2006, no employee stock options were included in the diluted weighted average shares outstanding, as their effect would be anti-dilutive.  For the year ended December 31, 2006, we excluded approximately 1.9 million shares of common stock issuable upon the exercise or conversion of employee stock options warrants and contingently issuable common shares of approximately 242,000 from the diluted earnings per share calculation, as their effects were anti-dilutive.

	For the Year Ended December, 2005

						Unaudited Pro forma Adjustments

(in thousands, except per share data)	Goldleaf	Captiva	KVI	GTI		Debit		Credit		Pro Forma

Revenues	$38,351	$1,713	$816	$9,412	A	$917		$		$49,375
Cost of revenues	3,969	341	373	3,126						7,809

Gross profit	34,382	1,372	443	6,286		(917)				41,566
Operating expenses	30,307	1,948	554	7,595	B	1,013
					C	468				41,885

Operating income (loss)	4,075	(576)	(111)	(1,309)		(2,398)				(319)
Other Expenses:
Interest expense, net	381	164	23	(39)	D	2,369				2,898

Total other expenses	381	164	23	(39)		2,369				2,898

Income (loss) before provision for income taxes	3,694	(740)	(134)	(1,270)		(4,767)				(3,217)
Provision (benefit) for income taxes	1,359	—	—	—		—	E		(2,613)	(1,254)

Net Income (Loss)	2,335	(740)	(134)	(1,270)		(4,767)			2,613	(1,963)
Preferred Stock Dividends	2,160	—	—	2,915			F		(2,915)	2,160

Net Income (Loss) Attributable to Common Shareholders	$175	$(740)	$(134)	$(4,185)		$(4,767)			$5,528	$(4,123)

Income (Loss) Per Share:
Basic	$0.06									$(1.31)

Diluted	$0.06									$(1.31)

Weighted Average Common Shares Outstanding:
Basic	2,945				G	210				3,155

Diluted	3,004				G	210				3,155

          NOTE: During the twelve months ended December 31, 2005, 58,200 employee stock options were included in the diluted weighted average shares outstanding. However, after taking into account the pro forma adjustments above, we would have incurred a net loss attributable to common shareholders. Therefore, on a pro forma basis, we have excluded the 58,200 employee stock options in calculating diluted loss per share, as their effect would be anti-dilutive. For the twelve months ended December 31, 2005, we also excluded approximately 5.0 million shares of common stock issuable upon the exercise or conversion of employee stock options and the Series B preferred shares (8,000) from the diluted earnings per share calculation, as their effects were anti-dilutive.

A.

To reduce revenues for Goldleaf Technologies related to estimated deferred revenues that would not have been realized had we acquired Goldleaf Technologies as of January 1, 2005 and recorded the deferred service obligation at its estimated fair value as of that date.

B.

To increase amortization expense of new intangibles recorded as a result of the acquisitions. For 2006, the pro forma amounts assume that we record approximately $9.4 million of identified intangibles, consisting of acquired technology ($2.1 million), customer lists ($2.1 million), non-compete agreements ($1.3 million), and tradenames and trademarks ($3.9 million), and that we amortize these amounts over estimated useful lives of seven, ten, three, and indefinite years, respectively. For 2005, the pro forma amounts assume that we recorded approximately $12.5 million of identified intangibles, consisting of acquired technology ($2.8 million), customer lists ($3.7 million), vendor program ($0.1 million), non-compete agreements ($2.0 million), and tradenames and trademarks ($3.9 million), and that we amortize these amounts over estimated average useful lives of five, ten, seven, three, and indefinite years, respectively.

C.

To increase general and administrative costs for the increased salary of our new chief executive officer and executive officers of KVI Capital and Goldleaf Technologies based on the employment agreements executed as part of these acquisitions.

D.

To increase interest expense for additional debt we acquired to fund the purchase prices of KVI Capital, Captiva and Goldleaf Technologies. We have estimated interest expense assuming a weighted average interest rate for the two debt instruments used to complete the transactions: the $10.0 million Lightyear Series C redeemable preferred stock at 10% (as received in exchange for a $10.0 million subordinated note we originally issued) and the $18.0 million Bank of America credit facility. Therefore, the pro forma interest expense was calculated using an interest rate of 7.5% for 2006 and 8.3% for 2005 and includes accretion of the debt discount (related to common stock warrants issued to Lightyear in connection with the $10.0 million financing) using the effective interest method.

E.	To record income tax effects of the pro forma adjustments at our effective rate of 39%.

F.

To reduce preferred dividends for the elimination of Goldleaf Technologies dividends ($2.9 million in 2005). As a result of our acquisition of Goldleaf Technologies, it no longer has a preferred stockholder. Therefore, on a pro forma basis, no preferred stock dividends would have existed in 2005 related to Goldleaf Technologies.

G.

To reflect our issuance of our common stock as part of the consideration we paid for the following acquisitions, with the stock prices being valued at $7.35 (Goldleaf Technologies), $6.10 (Captiva) and $8.65 (KVI Capital), per share, respectively, the stock prices as of the actual measurement dates, respectively:

Shares Issued

• Goldleaf Technologies	54,468
• Captiva	151,515
• KVI Capital	23,121

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

25.     SUBSEQUENT EVENT

          On March 14, 2007, the Company acquired the operating assets of Community Banking Systems, Ltd. (“CBS”), a Texas limited partnership, for total cash consideration of approximately $4.6 million.  In addition to the consideration at closing, the selling shareholders may be entitled to contingent consideration based on the financial performance of the business during the next two years.  The acquisition is being accounted for as a business combination in accordance with SFAS No. 141, Business Combinations, therefore the operating results of CBS will be consolidated with those of the Company beginning on the date of acquisition.

SCHEDULE II

GOLDLEAF FINANCIAL SOLUTIONS, INC.

VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Period	Additions Charged to Costs and Expenses (1)	Deductions (Charge Offs)(1)	Balance at End of Period

Year ended December 31, 2006
Allowance for doubtful accounts	$206,000	$255,000	$65,000	$396,000

Year ended December 31, 2005
Allowance for doubtful accounts	$242,000	$138,000	$174,000	$206,000

Year ended December 31, 2004
Allowance for doubtful accounts	$358,000	$31,000	$147,000	$242,000

(1)	Additions to the allowance for doubtful accounts are included in general and administrative expense. All deductions or charge offs are charged against the allowance for doubtful accounts.

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

Signature	Title	Date

/s/ G. Lynn Boggs	Chief Executive Officer and Director
March 28, 2007
G. Lynn Boggs

/s/ J. Scott Craighead	Chief Financial Officer (Principal Financial and Accounting Officer)
March 28, 2007
J. Scott Craighead

/s/ John D. Schneider, Jr.	Director
March 28, 2007
John D. Schneider, Jr.

/s/ David W. Glenn	Director
March 28, 2007
David W. Glenn

/s/ David B. Ingram	Director
March 28, 2007
David B. Ingram

/s/ Robert A. McCabe, Jr.	Director
March 28, 2007
Robert A. McCabe, Jr.

/s/ Lawrence A. Hough	Director
March 28, 2007
Lawrence A. Hough

/s/ Bill Mathis	Director
March 28, 2007
Bill Mathis

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit

3.1

Amended and Restated Charter of the Company (incorporated by reference to Exhibit 3.1 of Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 33375013) filed with the SEC on May 3, 1999).

3.1.1	Charter Amendment dated August 9, 2001 (incorporated by reference to Exhibit 3.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).
3.1.2	Charter Amendment dated August 9, 2001 (incorporated by reference to Exhibit 3.4 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).
3.1.3	Charter Amendment dated January 16, 2004 (incorporated by reference to Exhibit B of the Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on December 29, 2003).
3.1.4	Charter Amendment dated January 23, 2006 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 26, 2006).
3.1.5	Charter Amendment dated January 24, 2006 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K with the SEC on January 26, 2006).
3.1.6	Charter Amendment dated May 4, 2006 and effective May 5, 2006 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on May 10, 2006).
3.1.7	Charter Amendment dated September 8, 2006 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on September 8, 2006).
3.2

Second Amended and Restated Bylaws of the Company incorporated by reference to Exhibit 3.2 of Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-722;75013) filed with the SEC on May 3, 1999).

3.2.1	Bylaws Amendment dated January 20, 2004 (incorporated by reference to Exhibit 3.2.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).
4.1*	Form of Certificate of Common Stock of the Company.
10.1	Stock Purchase Agreement dated July 24, 1998 (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (File No. 333-75013) filed with the SEC on March 25, 1999).
10.2

Form of Indemnification Agreement between Goldleaf and each of its officers and directors (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 (File No. 333-75013) filed with the SEC on March 25, 1999).

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

10.5	Goldleaf Financial Solutions, Inc. 1999 Amended and Restated Stock Option Plan (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement No. 333-75013 on Form S-1).
10.6

Cendant Termination and Non-Competition Agreement dated August 7, 1998 (incorporated by reference to Exhibit 10.9 of Amendment No. 4 to the Company’s Registration Statement on Form S-1 (File No. 333-75013) filed with the SEC on May 24, 1999).

10.7

Lease between Triple T Brentwood, Inc. as Landlord and Private Business, Inc. as Tenant (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999).

10.8

Goldleaf Financial Solutions, Inc. 2004 Equity Incentive Plan (incorporated by reference to Appendix B to the Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on April 23, 2004).

10.9

Employment Agreement dated July 1, 2004 between the Company and Henry M. Baroco (incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).

10.10

Incentive Stock Option Agreement dated August 4, 2004 between the Company and Henry M. Baroco (incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).

10.11

Amendment to Employment Agreement dated October 21, 2005 between the Company and Henry M. Baroco (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 20, 2005).

Exhibit Number	Description of Exhibit

10.12

Employment Agreement dated September 15, 2006 between the Company and J. Scott Craighead (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 15, 2006).

10.13

Agreement and Plan of Merger dated October 20, 2005 among the Company, CSL Acquisition Corporation, Captiva Solutions, LLC, and certain of the Captiva Solutions, LLC members (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 25, 2005).

10.14

Registration Rights Agreement dated December 9, 2005 between the Company and certain of the Captiva Solutions, LLC members (incorporated by reference to Annex B to the Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on November 17, 2005).

10.15

Goldleaf Financial Solutions, Inc. 2005 Long-Term Equity Incentive Plan (incorporated by reference to Annex E to the Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on November 17, 2005).

10.16

Employment Agreement dated December 9, 2005 between the Company and G. Lynn Boggs (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed with the SEC on December 13, 2005).

10.17

Stock Purchase Agreement dated January 23, 2006 among the Company and the Stockholders of Goldleaf Technologies, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 24, 2006).

10.18

Employment Agreement dated January 31, 2006 between the Company and Paul McCulloch (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 26, 2006).

10.19

Redemption and Recapitalization Agreement dated April 25, 2006 between the Company and Lightyear PBI Holdings, LLC (incorporated by reference to Exhibit 10.38 to the Company’s Registration Statement on Form S-1 (File No. 333-133542) filed with the SEC on April 26, 2006).

10.20

Amendment to Unsecured Promissory Note dated June 15, 2006 issued by Company to Paul McCulloch (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 16, 2006).

10.21

First Amendment to the Goldleaf Financial Solutions, Inc. 2005 Long-Term Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 14, 2006).

10.22

First Amendment to the Goldleaf Financial Solutions, Inc. 2004 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on August 14, 2006).

10.23

Employment Agreement dated September 15, 2006 between the Company and Scott R. Meyerhoff (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on September 15, 2006).

10.24

Underwriting Agreement dated October 4, 2006 between the Company, Friedman, Billings, Ramsey & Co., Inc., and certain other underwriters (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on October 6, 2006).

10.25

Management Rights Agreement with The Lightyear Fund, L.P. dated October 11, 2006 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 12, 2006).

10.26

Amended and Restated Securityholders Agreement with Lightyear PBI Holdings, LLC dated October 11, 2006 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on October 12, 2006).

10.27

Second Amended and Restated Credit Agreement dated November 30, 2006 by and among the Company, Bank of America, N.A., The Peoples Bank, and Wachovia Bank, N.A. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 6, 2006).

10.28	Form of Second Amended and Restated Revolving Credit Loan Note (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 6, 2006).
21	Subsidiaries of Goldleaf Financial Solutions, Inc.
23.1	Consent of Grant Thornton LLP.

Exhibit Number	Description of Exhibit

23.2	Consent of Ernst & Young LLP.
31.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Chief Executive Officer.
31.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer.
32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 — Chief Executive Officer.
32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 — Chief Financial Officer.

*	The attachment referenced in this exhibit is not included in this filing but is available from Goldleaf upon request.