Form 10-Q
period 2007-03-31
GOLDLEAF FINANCIAL SOLUTIONS INC.
filed 2007-05-15
CIK 1069469

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2007

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

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes   ☐     No   ☒

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Class	Outstanding as of April 30, 2007
Common Stock, no par value	17,273,052 shares

GOLDLEAF FINANCIAL SOLUTIONS, INC.
Form 10-Q
For Quarter Ended March 31, 2007

INDEX
Page No.
Part I – Financial Information
Item 1 Financial Statements
Unaudited Consolidated Balance Sheets as of March 31, 2007 and December 31, 2006	1
Unaudited Consolidated Statements of Operations for the Three Months ended March 31, 2007 and 2006	2
Unaudited Consolidated Statements of Cash Flows for the Three Months ended March 31, 2007 and 2006	3
Notes to Unaudited Consolidated Financial Statements	5
Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations	10
Item 3 Quantitative and Qualitative Disclosures About Market Risk	18
Item 4 Controls and Procedures	18
Part II – Other Information
Item 1A Risk Factors	19
Item 6 Exhibits	28
Signatures
EX-31.1 SECTION 302 CERTIFICATION OF CEO
EX-31.2 SECTION 302 CERTIFICATION OF CFO
EX-32.1 SECTION 906 CERTIFICATION OF CEO
EX-32.2 SECTION 906 CERTIFICATION OF CFO

GOLDLEAF FINANCIAL SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS-UNAUDITED

	March 31,	December 31,
	2007	2006
	(in thousands, except share data)
Assets
Current Assets:
Cash and cash equivalents	$1,809	$6,760
Restricted cash	4,164	3,029
Accounts receivable— trade, net of allowance for doubtful accounts of $434 and $396, respectively	6,140	6,180
Accounts receivable— other	62	16
Inventory	403	432
Deferred tax assets	1,238	1,377
Investment in direct financing leases	2,252	2,230
Prepaid and other current assets	2,427	2,368
Total current assets	18,495	22,392

Property and Equipment, Net	3,874	3,196
Operating Lease Equipment, Net	65	70
Other Assets:
Software development costs, net	3,081	2,705
Deferred tax assets	3,424	3,121
Investment in direct financing leases, net of current portion	3,710	4,310
Intangible and other assets, net	13,199	13,033
Goodwill	30,001	26,477
Total other assets	53,415	49,646
Total assets	$75,849	$75,304

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$2,857	$3,385
Accrued liabilities	2,575	4,014
Deferred revenue	3,520	3,654
Customer deposits	4,111	2,977
Current portion of capital lease obligations	403	364
Current portion of non-recourse lease notes payable	1,986	2,141
Note payable	150	150
Total current liabilities	15,602	16,685
Revolving Line of Credit	4,500	2,500
Non-Recourse Lease Notes Payable, net of current portion	3,598	3,977
Deferred Revenue	1,597	1,840
Capital Lease Obligations, net of current portion	854	957
Other Non-Current Liabilities	785	91
Total liabilities	26,936	26,050

Commitments and Contingencies

Stockholders’ Equity:
Common stock, no par value; 100,000,000 shares authorized; shares issued and outstanding, 17,273,053 and 17,023,948,
respectively	—	—
Additional paid-in capital	68,116	68,080
Accumulated deficit	(19,203)	(18,826)
Total stockholders’ equity	48,913	49,254
Total liabilities and stockholders’ equity	$75,849	$75,304

The accompanying notes are an integral part of these consolidated financial statements.

GOLDLEAF FINANCIAL SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS — UNAUDITED
For the Three Months Ended March 31, 2007 and 2006

	2007	2006
	(in thousands, except
	per share data)
Revenues:
Financial institution services	$10,223	$10,214
Retail inventory management services	2,045	2,095
Other products and services	779	722
Total revenues	13,047	13,031
Cost of Revenues:
Financial institution services	2,434	2,008
Retail inventory management services	209	247
Gross profit	10,404	10,776
Operating Expenses:
General and administrative	5,470	4,782
Selling and marketing	4,504	4,929
Research and development	455	131
Amortization	500	463
Other operating expense, net	5	109
Total operating expenses	10,934	10,414
Operating (Loss) Income	(530)	362
Interest Expense, Net	83	655
Loss Before Income Taxes	(613)	(293)
Income tax benefit	(236)	(112)
Net Loss	(377)	(181)
Preferred stock dividends	—	552
Net Loss Available to Common Shareholders	$(377)	$(733)
Loss Per Share:
Basic	$(0.02)	$(0.23)
Diluted	$(0.02)	$(0.23)
Weighted Average Common Shares Outstanding:
Basic	17,269	3,145
Diluted	17,269	3,145

The accompanying notes are an integral part of these consolidated financial statements.

GOLDLEAF FINANCIAL SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED
For the Three Months Ended March 31, 2007 and 2006

	2007	2006
	(in thousands)
Cash Flows From Operating Activities:
Net loss	$(377)	$(181)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Write-off of debt issuance costs	—	112
Depreciation and amortization	1,002	934
Depreciation on fixed assets under operating leases	9	41
Deferred taxes	(253)	(76)
Amortization of debt issuance costs and discount	29	164
Stock compensation expense	7	160
Deferred gain on land sale	(4)	(4)
Loss on write-down or disposal of fixed assets and software development costs	3	32
Amortization of lease income and initial direct costs	(190)	(168)
Gain on sale of leased equipment	(29)	(28)
Gain on sale of other assets	—	(40)
Changes in assets and liabilities, net of acquisition:
Accounts receivable	460	(107)
Prepaid and other current assets	73	262
Inventory	29	(2)
Accounts payable	(561)	581
Accrued liabilities	(934)	(181)
Deferred revenue	(394)	570
Other non-current liabilities	149	(110)
Net cash (used in) provided by operating activities	(981)	1,959

Cash Flows From Investing Activities:
Acquisition of businesses, net of cash acquired	(4,459)	(17,364)
Investment in direct financing leases	(34)	(29)
Lease receivables collected	730	993
Proceeds from lease terminations	—	27
Proceeds received from sale of other assets	—	62
Additions to property and equipment	(1,060)	(170)
Additions to intangibles and other assets	(33)	(10)
Software development costs	(415)	(496)
Payments received on notes receivable	—	14
Net cash used in investing activities	(5,271)	(16,973)

The accompanying notes are an integral part of these consolidated financial statements.

GOLDLEAF FINANCIAL SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED
For the Three Months Ended March 31, 2007 and 2006

	2007	2006
	(in thousands)
Cash Flows From Financing Activities:
Repayments on long-term debt	$—	$(250)
Repayments on capital lease obligations	(64)	(42)
Proceeds from amended and restated debt facility with Bank of America,
net of issuance cost of $425	—	15,575
Proceeds from revolving line of credit, net	2,000	1,600
Repayments of non-recourse lease financing notes payable	(655)	(658)
Proceeds from non-recourse lease financing notes payable	—	6
Proceeds from exercise of employee stock options	20	2
Stock issued through employee stock purchase plan	—	4
Net cash provided by financing activities	1,301	16,237

Net Change in Cash and Cash Equivalents	(4,951)	1,223
Cash and Cash Equivalents at beginning of period	6,760	137
Cash and Cash Equivalents at end of period	$1,809	$1,360

Supplemental Cash Flow Information:
Cash payments for income taxes during period	$91	$58
Cash payments of interest during period	$85	$267

Non-cash Investing Activities:
Issuance of 62,954 common shares as purchase consideration in the Goldleaf Technologies, Inc. and
P.T.C. Banking acquisitions	$—	$461
Issuance of note payable to Goldleaf executive for signing bonus	$—	$1,000

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

     These consolidated financial statements, footnote disclosures and other information should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2006.

          Principles of Consolidation

     The accompanying financial statements include the accounts of Goldleaf Financial Solutions, Inc. and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

     Our significant accounting policies include revenue recognition, software development costs, income taxes and acquisition accounting and accounting for long-lived assets, intangibles assets and goodwill. Please refer to our critical accounting policies as described in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the year ended December 31, 2006 for a more detailed description of these accounting policies.

          Income Taxes

     On January 1, 2007, the Company adopted the Financial Accounting Standards Board (FASB) Interpretation No. 48 (“FIN No. 48”) Accounting for Uncertainty in Income Taxes, which is an interpretation of SFAS No. 109, Accounting for Income Taxes. FIN No. 48 requires a company to evaluate all uncertain tax positions and assess whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Adoption of FIN No. 48 resulted in an accrual of approximately $456,000 related to uncertain tax positions, which were previously accrued as contingent liabilities, thus there was no cumulative adjustment to retained earnings. These uncertain tax positions, if recognized, would not have an effect on the effective tax rate. The Company has elected to classify interest associated with uncertain tax positions as interest expense in the accompanying consolidated statements of operations. Additionally, penalties associated with uncertain tax positions will be classified as income tax expense in the accompanying consolidated statement of operations. There were no penalties and interest accrued as of January 1, 2007.

     We file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. We are no longer subject to U.S. federal tax examinations for any returns before 2003. State jurisdictions that remain subject to examination range from 2000 to 2006.

          Stock-Based Compensation

     As of March 31, 2007, there was $62,093 of total forfeiture adjusted unrecognized compensation cost related to unvested share-based compensation arrangements. We expect to recognize this cost over a weighted-average period of 1.5 years.

     Below is a summary of the Company’s option activity as of March 31, 2007, and changes during the quarter then ended:

		Weighted Average	Remaining	Intrinsic
	Number of Shares	Exercise Price	Contractual Life	Value
Balance at December 31, 2006	1,426,189	$8.65
Granted	—	—
Exercised	(6,680)	1.48
Canceled	(28,705)	11.61

Balance at March 31, 2007	1,390,804	$7.99	7.97	$286,717

Balance exercisable at March 31, 2007	1,363,522	$7.95	7.88	$286,440

     The weighted-average grant date fair value of options granted during the quarter ended March 31, 2007 and 2006 was $0 and $3.95, respectively. The total fair value of stock options that vested during the three months ended March 31, 2007 was $1,195. The total intrinsic value of stock options exercised during the three months ended March 31, 2007 was $19,706.

C. Reclassifications

     Certain prior year amounts have been reclassified to conform with the current year presentation.

D. Acquisitions

          Assets of Community Banking Systems, Ltd.

     On March 14, 2007, the Company executed an asset purchase agreement to acquire certain operating assets and liabilities from Community Banking Systems, Ltd. (“CBS”), in exchange for cash consideration of $4.7 million. In addition to the cash consideration at closing, the selling shareholders may be entitled to contingent consideration based on the financial performance of the business during the next twenty four months. Simultaneous with the execution of the asset purchase agreement, the Company entered into two-year employment agreements with two of the principal officers of CBS. The operating results of CBS are included with those of the Company beginning March 14, 2007. Pro forma financial results of CBS are not required due to the size of the transaction. The transaction was accounted for in accordance with SFAS No. 141, Business Combinations.The preliminary purchase price allocation is as follows:

(In thousands)

Purchase Price:
Cash	$4,650
Direct costs of acquisition	33

Total purchase price	$4,683

Value assigned to assets and liabilities:
Assets:
Cash	224
Accounts receivable/Unbilled accounts receivable	369
Prepaids and other current assets	11
Property and equipment	67
Other non-current assets	4
Customer list (estimated life of ten years)	150
Acquired technology (estimated life of five years)	150
Trademarks/tradenames (estimated life of ten years)	100
Non-compete (estimated life of three years)	300
Goodwill/unidentified intangibles	3,667
Liabilities:
Accounts payable	65
Accrued liabilities	34
Deferred revenue	260

Total net assets	$4,683

     The Company is continuing to evaluate and value the identifiable intangible assets of CBS. The above preliminary purchase price allocation may be adjusted based on the results of this analysis.

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

(In thousands except share and per share amounts)

Purchase Price:
Cash (includes $830 paid to executives considered as purchase price)	$17,615
Note payable to executive	1,000
Common shares (54,468 shares valued at $7.35 per share)	400
Direct acquisition costs	218

Total purchase price	$19,233

Value assigned to assets and liabilities:
Assets:
Cash	$1,405
Restricted cash	11,258
Accounts receivable	466
Other current assets	156
Property and equipment	1,790
Deferred tax asset	2,109
Customer list (estimated life of ten years)	2,110
Acquired technology (estimated life of seven years)	2,070
Trademarks/tradenames (indefinite life)	3,860
Non-compete (estimated life of three years)	1,300
Goodwill/unidentified intangibles	13,413
Liabilities:
Accounts payable	1,181
Accrued liabilities	2,030
Customer deposits	11,258
Capital lease obligations	1,557
Non-current Deferred Tax Liability	488
Deferred revenue	4,190

Total net assets	$19,233

E. Net Loss Per Share

     Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted (loss) earnings per share is computed by dividing net (loss) income available to common shareholders by the weighted average number of common and common equivalent shares outstanding during the period, which includes the additional dilution related to outstanding stock options and warrants as computed under the treasury stock method and the conversion of preferred stock under the if-converted method.

     The following table represents information necessary to calculate earnings per share for the three-month periods ended March 31, 2007 and 2006:

	Three Months
	Ended March 31,
	2007	2006
	(In thousands)
Net loss available to common shareholders	$(377)	$(733)

Weighted average common shares outstanding	17,269	3,145
Plus additional shares from common stock equivalent shares:
Options and convertible preferred stock	—	—

Diluted weighted average common shares outstanding	17,269	3,145

     For the three months ended March 31, 2007 and 2006, approximately 1.4 million employee stock options in 2007 and 5.3 million employee stock options, warrants and the Series B preferred shares in 2006 were excluded from diluted earnings per share calculations, as their effects were anti-dilutive.

F. Legal Proceedings

     The Company is not currently a party to, and none of our material properties is currently subject to, any material litigation that the Company believes could have a material effect on its financial condition.

G. Segment Information

     The Company accounts for segment reporting under SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. Corporate overhead costs and interest have not been allocated to income before taxes of the retail inventory management services segment and are all reported as expense in the financial institution services segment.

     The following tables summarize the financial information concerning the Company’s reportable segments as of and for the three months ended March 31, 2007 and 2006.

	Three Months Ended March 31, 2007			Three Months Ended March 31, 2006
		Retail			Retail
	Financial	Inventory		Financial	Inventory
	Institution	Management		Institution	Management
	Services	Services	Total	Services	Services	Total
	(In thousands)
Revenues	$11,002	$2,045	$13,047	$10,936	$2,095	$13,031
(Loss) income before taxes	(1,144)	531	(613)	(693)	400	(293)
Assets	72,396	3,453	75,849	71,011	3,634	74,645
Total expenditures for additions to long-lived assets	1,486	—	1,486	664	12	676
Goodwill	27,931	2,070	30,001	22,675	2,070	24,745

H. Supplemental Unaudited Pro Forma Financial Data

     As described in Note D, the Company acquired GTI in the first quarter of 2006. Below is unaudited pro forma consolidated statement of operations data of the Company as if GTI were acquired as of January 1, 2006.

Unaudited Pro Forma Statement
of Operations
For The Three Months Ended
March 31, 2006
(In thousands,
except per share
data)
Revenues	$14,004

Operating expenses	13,773

Operating income	231
Interest expense, net	742

Loss before benefit for income taxes	(511)

Income tax benefit	(199)

Net loss	(312)
Preferred dividends	552

Net loss available to common shareholders	$(864)

Diluted loss per share	$(0.27)

     The pro forma financial data are presented for informational purposes. You should not rely on the pro forma amounts as being indicative of the financial position or the results of operations of the consolidated companies that would have actually occurred had the acquisitions been effective during the periods presented or of the future results of operations of the consolidated companies. You should read this information in conjunction with the accompanying notes thereto and with the historical consolidated financial statements and accompanying notes of the company included elsewhere in this document.

I. Subsequent Events

     On May 1, 2007, the Company acquired the operating assets of DataTrade, LLC (“DataTrade”), a Missouri limited liability company, for total cash consideration of approximately $5.7 million funded by the Company’s revolving line of credit. In addition to the consideration at closing, the selling shareholders may be entitled to contingent consideration based on the financial performance of the acquired business during the next twenty four months. The acquisition is being accounted for as a business combination in accordance with SFAS No. 141, Business Combinations, therefore the operating results of DataTrade will be consolidated with those of the Company beginning on the date of acquisition.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations For the Three Months Ended March 31, 2007 and 2006

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

  growing competition with larger national and regional banks;

  the emergence of non-traditional competitors;

  the compression of margins on traditional products;

  the convergence of financial products into a single institution; and

  legislative changes accelerating the need for financial institutions to offer a wider range of products and services to their customers.

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

     Historically, we have generated our revenues primarily from participation fees, software licenses fees, maintenance fees and insurance brokerage fees derived from BusinessManager, our accounts receivable financing solution, and from fees associated with our retail inventory management services product. For the quarter ended March 31, 2007, we derived approximately 42% of our consolidated revenues from BusinessManager and approximately 16% of our consolidated revenues from retail inventory management services. We expect to continue to generate a substantial portion of our revenues from these sources during the remainder of 2007 and for some period thereafter. In recent years, our revenues from BusinessManager and retail inventory management services have declined from year-to-year, and this trend may continue. Partly as a result of the performance of our BusinessManager and retail inventory management services businesses, in December 2005 we broadened our focus to providing a suite of solutions primarily to community financial institutions. In connection with this shift in strategy we acquired:

  Captiva, which added core data processing as well as image and item processing;

  P.T.C., which added teller automation systems; and

  Goldleaf Technologies, which added ACH processing, remote capture processing, and website design and hosting.

     In early 2007, we have continued to broaden our product offerings with the acquisitions of:

  Community Banking Systems, which added check imaging, report archival, and document imaging; and

  DataTrade, LLC, which added data conversion services, remote deposit, report management, document imaging, voice response, web banking, and checkscan.

     We now offer products and services to over 2,700 community financial institutions, which gives us an opportunity to cross-sell our full range of products and services across our client base.

Revenues

     We generate revenue from three main sources:

  financial institution services;

  retail inventory management services; and

  other products and services.

     Financial Institution Services

     Financial institution services include:

  participation fees and insurance brokerage fees;

  core data processing and image processing fees;

  software license and maintenance fees;

  ACH origination and processing fees;

  remote capture and deposit processing fees;

  leasing revenues; and

  financial institution website design and hosting fees.

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

     Core Data Processing and Image Processing Fees. We generate support and service fees from implementation services, from ongoing support services to assist the client in operating the systems and to enhance and update the software processing and from providing outsourced core data processing services. We derive revenues from outsourced item and core data processing services from monthly usage fees, typically under multi-year contracts with our clients.

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

     Other Products and Services

     We generate revenues from scanner equipment sales, charges for our DepositPlus direct mail program, sales of standard business forms used in our BusinessManager program and statement rendering and mailing.

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

	Three Months
	Ended March 31,
	2007	2006
Revenues:
Financial institution services	78.3%	78.4%
Retail inventory management services	15.7	16.1
Other products and services	6.0	5.5
Total revenues	100.0	100.0
Cost of revenues:
Financial institution service fees	18.7	15.4
Retail inventory management services	1.6	1.9
Gross profit	79.7	82.7
Operating expenses:
General and administrative	41.9	36.7
Selling and marketing	34.5	37.8
Research and development	3.5	1.0
Amortization	3.8	3.6
Other operating expense	0.1	0.8
Total operating expenses	83.8	79.9
Operating income (loss)	(4.1)	2.8
Interest expense, net	(0.6)	(5.0)
Loss before income taxes	(4.7)	(2.2)
Income tax benefit	(1.8)	(0.8)
Net loss	(2.9)%	(1.4)%

     Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006

     Total revenues for the first quarter of 2007 remained consistent at $13.0 million compared to $13.0 million for the comparable period of 2006.

     Financial Institution Services. Financial institution services remained consistent at $10.2 million for the three months ended March 31, 2007 compared to $10.2 million for the three months ended March 31, 2006. Although financial institution services revenues remained flat in the first quarter of 2007 as compared to the first quarter of 2006, there were several significant fluctuations to note within this category. First, the first quarter of 2006 excluded the results of GTI for the month of January, as we acquired GTI on January 31, 2006. Second, the first quarter of 2006 included a customer deconversion fee of approximately $880,000. Lastly, the revenues for GTI during the months of February and March 2006 excluded approximately $388,000 in up-front license fees for which we had not established appropriate vendor specific objective evidence (“VSOE”). Such VSOE was established later in 2006, allowing the recognition of license fees at inception. As a percentage of total revenues, financial institution services revenues accounted for 78.3% for the three months ended March 31, 2007 compared to 78.4% for the three months ended March 31, 2006.

     Retail Inventory Management Services. Retail inventory management services (“RMSA”) revenues declined 2.0% to $2.0 million during the three months ended March 31, 2007 as compared to $2.1 million for the three months ended March 31, 2006. The decline is primarily due to a reduction in point-of-sale support customers and a decline in billing services provided by RMSA to its customers. As a percentage of total revenues, retail inventory management services accounted for 15.7% for the first quarter of 2007 compared to 16.1% in the first quarter of 2006.

     Other Products and Services. Revenues from other products and services increased to $779,000 for the three months ended March 31, 2007 compared to $722,000 for the three months ended March 31, 2006. Other products and services includes the sale of equipment associated with our remote capture and ACH products. The increase is attributable to remote capture equipment totaling $384,000. The increase is offset by a $372,000 decrease in promotional gift revenue from our Deposit Plus and Free Checking programs. Revenues from other products and services accounted for 6.0% of total revenues for the three months ended March 31, 2007 compared to 5.5% for the three months ended March 31, 2006.

     Cost of Revenues — financial institution services. Cost of revenues for financial institution services increased to $2.4 million for the three months ended March 31, 2007 compared to $2.0 million for the three months ended March 31, 2006. This increase is primarily due to an increase of $653,000 in GTI cost of sales, offset by a $227,000 decrease in cost of revenues primarily related to our Deposit Plus and Free Checking promotional gifts. As a percentage of total revenues, cost of sales for financial institution services increased to 18.7% for the three months ended March 31, 2007 compared to 15.4% for the three months ended March 31, 2006.

     Cost of Revenues — retail inventory management services. Cost of revenues related to retail inventory management services decreased 15% to $209,000 for the three months ended March 31, 2007 compared to $247,000 for the three months ended March 31, 2006. This decrease is primarily due to a decline in salaries and benefits expense related to our point-of-sale customer support department. As a percentage of total revenues, cost of sales for retail inventory management services decreased to 1.6% for the three months ended March 31, 2007 compared to 1.9% for the three months ended March 31, 2006.

     General and Administrative. General and administrative expenses increased 14% to $5.5 million for the three months ended March 31, 2007 compared to $4.8 million for the three months ended March 31, 2006. General and administrative expenses include the cost of our executive, finance, human resources, information and support services, administrative functions and general operations. The increase is primarily due to additional general and administrative expenses of $506,000 associated with GTI. This increase includes severance charges of $557,000 for the former president of GTI and an administrative person. The remaining increase relates to increases in consulting and accounting fees. As a percentage of total revenue, general and administrative expenses increased to 41.9% for the three months ended March 31, 2007 compared to 36.7% for the three months ended March 31, 2006.

     Selling and Marketing. Selling and marketing expenses decreased 9% to $4.5 million for the three months ended March 31, 2007 compared to $4.9 million for the three months ended March 31, 2006. Selling and marketing expenses includes cost of wages and commissions paid to our sales force, travel costs of the sales force, recruiting for new sales and marketing personnel and marketing fees associated with direct and telemarketing programs. The decrease was primarily due to a decline in commission expense due to lower revenues associated with the Business Manager products. As a percentage of total revenue, selling and marketing expenses were 34.5% and 37.8% for the three months ended March 31, 2007 and March 31, 2006, respectively.

     Research and Development. Research and development expenses increased to $455,000 for the three months ended March 31, 2007 compared to $131,000 for the three months ended March 31, 2006. Research and development expenses includes the non-capitalizable direct costs associated with developing new versions of our software, as well as other software development projects that, in accordance with GAAP, we do not capitalize. The increase was primarily due to research and development activities for our remote capture and ACH products. As a percentage of total revenues, research and development expenses increased to 3.5% for the three months ended March 31, 2007 compared to 1.0% for the three months ended March 31, 2006.

     Amortization. Amortization expense increased to $500,000 for the three months ended March 31, 2007 compared to $463,000 for the three months ended March 31, 2006. These expenses include the cost of amortizing intangible assets, including trademarks and software development costs, as well as identified intangibles recorded in connection with our acquisitions.

     Other Operating Expense, Net. Other operating expense, net for the three months ended March 31, 2007 totaled $5,000 compared to $109,000 for the three months ended March 31, 2006. This decrease is due to an approximate $112,000 charge related to the write-off of debt issuance costs associated with an amendment to a prior debt facility on January 23, 2006.

     Operating (Loss) Income. As a result of the above factors, the Company incurred an operating loss of $530,000 for the three months ended March 31, 2007 compared to operating income of $362,000 for the three months ended March 31, 2006. As a percentage of total revenue, operating loss was (4.1)% for the three months ended March 31, 2007 and operating income for the three months ended March 31, 2006 was 2.8% of total revenue.

     Interest Expense, Net. Interest expense, net decreased to $83,000 for the three months ended March 31, 2007 compared to $655,000 for the three months ended March 31, 2006. The decrease for the first three months of 2007 is primarily due to the large debt outstanding for the first quarter of 2006 as compared to the first quarter of 2007. Our average debt outstanding in the first quarter of 2007 was approximately $3.3 million compared to approximately $28.0 million for the first quarter of 2006. For the first quarter ended March 31, 2007 and 2006, interest expense included approximately $29,000 and $89,000 of debt issuance cost amortization, respectively. Also included in interest expense during the first quarter of 2006 is debt discount amortization of $75,000.

     Income Tax Benefit. We had an income tax benefit of approximately $236,000 for the three months ended March 31, 2007 compared to a benefit of $112,000 for the three months ended March 31, 2006. We expect our effective tax rate to be approximately 38.5% in 2007 as compared to 20.1% in 2006. The variance between years is due to 2006 including several large GAAP expenses related primarily to our recapitalization in the fourth quarter of 2006 that were not deductible for tax purposes.

Critical Accounting Policies

     Please refer to our Form 10-K for the year-ended December 31, 2006 for a complete discussion of our critical accounting policies.

Liquidity and Capital Resources

     The following table sets forth the elements of our cash flow statement for the following periods:

	Three Months Ended
	March 31,
	2007	2006
Net cash (used in) provided by operating activities	$(981)	$1,959
Net cash used in investing activities	(5,271)	(16,973)
Net cash provided by financing activities	1,301	16,237

          Cash from Operating Activities

     Cash used in operations for the quarter ended March 31, 2007 totaling $1.0 million was primarily attributable to our operating results plus non-cash depreciation and amortization expense of $1.0 million as well as a change in working capital of $1.5 million. The change in working capital of $1.5 million was due primarily to decreases in accounts payable of $561,000, accrued liabilities of $934,000, and deferred revenue of $394,000, partially offset by a decrease in accounts receivable of $460,000 during the quarter. For the quarter ended March 31, 2006, cash provided by operations totaled $2.0 million.

          Cash from Investing Activities

     Cash used in investing activities totaling $5.3 million consisted primarily of business acquisitions, purchases of fixed assets and expenditures for software development costs. Total capital expenditures, including software development costs, totaled $1.5 million for the quarter ended March 31, 2007. These expenditures primarily related to the purchase of computer equipment, computer software, software development services, furniture and fixtures, and leasehold improvements. During the first quarter of 2007, we used approximately $4.5 million, net of cash acquired, to acquire the operating assets of CBS. As compared to the first quarter of 2006, total cash used in investing activities was $17.0 million consisting primarily of business acquisitions, lease receivable collections, purchases of fixed assets and capitalization of software development costs.

          Cash from Financing Activities

     Cash from financing activities primarily relates to borrowings from our credit facility and repayments of non-recourse lease financing notes payable. During the first quarter of 2007, net cash provided by financing activities was $1.3 million and was attributable primarily to borrowings of $2.0 million from our amended and restated credit facility with Bank of America. For the first quarter of 2006, cash provided by financing activities totaled $16.2 million, and was attributable primarily to new borrowings of $17.2 million from our amended and restated credit facility with Bank of America, net of $425,000 in debt issuance costs.

          Analysis of Changes in Working Capital

     As of March 31, 2007, we had working capital of approximately $2.9 million compared to working capital of approximately $5.7 million as of December 31, 2006. The change in working capital resulted primarily from decreases in cash of $5.0 million, accounts payable of $528,000 and accrued liabilities of $1.4 million. The decrease in cash was primarily the result of completing the CBS acquisition on March 14, 2007.

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

     Obligations and Commitments for Future Payments as of March 31, 2007

     The following is a schedule of our obligations and commitments for future payments as of March 31, 2007:

		Payments Due by Period
		Less
		Than	1-2	3-4	5 Years &
Contractual Obligations	Total	1 Year	Years	Years	After
	(In thousands)
Revolving line of credit	$4,500	$—	$—	$4,500	$—
Capital lease obligations	1,257	403	412	442	—
Non-recourse lease notes payable	5,584	1,986	1,706	1,745	147
Operating leases	5,213	2,148	1,758	1,307	—
Note payable	150	150	—	—	—
Total contractual cash obligations	$16,704	$4,687	$3,876	$7,994	$147

          Historical Uses of Debt

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

  Wachovia Bank, N.A. joined as a participant in the credit facility; and

  the limit on capital expenditures in the credit facility was increased from $3 million to $5 million per fiscal year.

     Our Bank of America credit facility contains financial covenants, including the maintenance of financial ratios and limits on capital expenditures. We are required to maintain on a quarterly basis a ratio of Funded Debt (as defined in the credit agreement and generally including all liabilities for borrowed money) to EBITDA as defined in the debt agreement. We are required to maintain on a quarterly basis a ratio of Funded Debt to EBITDA not exceeding 3:1. This ratio is calculated (a) at the end of each fiscal quarter, using the results of the twelve-month period ending with the fiscal quarter and after giving pro forma effect, as defined in the debt agreement, to any acquisition made during such period and (b) on the date of any borrowing under the credit facility, using EBITDA for the most recent period and Funded Debt after giving pro forma effect to such borrowing. We are also required to maintain for the 12-calendar month period ending on the last day of each calendar quarter, a Fixed Charge Coverage Ratio (as defined) of: 2.0:1. In addition, we may not acquire fixed assets (other than any equipment purchased by KVI Capital with proceeds of non-recourse loans) having a value greater than $5.0 million during any 12-month period ending with each fiscal quarter. The credit agreement also contains customary negative covenants, including but not limited to a prohibition on declaring and paying any cash dividends on any class of stock.

     As of March 31, 2007, we were in compliance with all restrictive financial and non-financial covenants contained in the Bank of America credit facility.

Off-Balance Sheet Arrangements

     As of March 31, 2007 and as of the date of this report, we did not have any off-balance sheet arrangements as defined by Item 303(a)(4) of Regulation S-K.

Recent Accounting Pronouncements

          Income Taxes

     On January 1, 2007, the Company adopted the Financial Accounting Standards Board (FASB) Interpretation No. 48 (“FIN No. 48”) Accounting for Uncertainty in Income Taxes, which is an interpretation of SFAS No. 109, Accounting for Income Taxes. FIN No. 48 requires a company to evaluate all uncertain tax positions and assess whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Adoption of FIN No. 48 resulted in an accrual of approximately $456,000 related to uncertain tax positions, which were previously accrued as contingent liabilities, thus there was no cumulative adjustment to retained earnings. These uncertain tax positions, if recognized, would not have an effect on the effective tax rate. We have elected to classify interest associated with uncertain tax positions as interest expense in the accompanying consolidated statements of operations. Additionally, penalties associated with uncertain tax positions will be classified as income tax expense in the accompanying consolidated statement of operations. There were no penalties and interest accrued as of January 1, 2007.

     We file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. We are no longer subject to U.S. federal tax examinations for any returns before 2003. State jurisdictions that remain subject to examination range from 2000 to 2006.

     On September 20, 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). This new standard provided guidance for using fair value to measure assets and liabilities as required by other accounting standards. Under SFAS No. 157, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. SFAS No. 157 must be adopted by the Company effective January 1, 2008, although early application is permitted. We are currently evaluating the effects of SFAS No. 157 upon adoption, however at this time we do not believe that adoption of this standard will have a material affect on our operating results or consolidated financial position.

     In June 2006, Emerging Issues Task Force (“EITF”) No. 06-3 was issued to address the treatment of taxes collected by various governmental authorities related to revenue transactions. EITF No. 06-3 requires that all companies make an accounting policy decision as to whether such governmental taxes collected on revenue transactions are accounted for on a gross or net basis. For companies that elect to account for these taxes on a gross basis, then disclosure of the amount included in revenues for each period is required. EITF No. 06-3 is effective for periods beginning after December 15, 2006. We adopted this literature effective January 1, 2007 and have continued to account for all governmental taxes associated with revenue transactions on a net basis.

     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of FASB Statement No. 115 (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. This statement is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the effects of SFAS No. 159 upon adoption, however at this time we do not believe that adoption of this standard will have a material affect on our operating results or consolidated financial position.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     We are subject to market risk from exposure to changes in interest rates based on our financing and cash management activities. Currently, our exposure relates primarily to our borrowings under our amended and restated Bank of America credit facility, which accrue interest at LIBOR plus 137.5 basis points or the lender’s base rate (as defined), as we select. We are currently paying interest at an average rate of 7.49% per annum. As of March 31, 2007, $4.5 million was outstanding under this facility. Changes in interest rates that increase the interest rate on the credit facility would make it more costly to borrow under that facility and may impede our acquisition and growth strategies if we determine that the costs associated with borrowing funds are too high to implement those strategies. Changes in interest rates that increase the interest rate by 1.0% would increase our interest expense by approximately $45,000 per year.

Item 4. Controls and Procedures

     Based on our management’s evaluation, with the participation of our chief executive officer and chief financial officer, as of March 31, 2007, the end of the period covered by this report, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”)) were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

     During the quarter ended, March 31, 2007, we implemented additional controls relating to our financial reporting activities. In January 2007, we hired a financial reporting manager that began employment on March 30, 2007. Additionally, we formalized the involvement of Scott Meyerhoff, Executive Vice President, who previously served as the chief financial officer for a reporting company, in our review and accounting for non-routine transactions.

     Other than the additions noted above, there were no changes in our internal control over financial reporting identified in the evaluation that occurred during the first quarter of fiscal year 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II Other Information

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

     For the quarter ended March 31, 2007, we derived approximately 42% of our consolidated revenues from participation fees, license fees, insurance brokerage fees, and maintenance fees from BusinessManager, our accounts receivable financing solution, and approximately 16% of our consolidated revenues from fees generated by RMSA, our retail inventory management services product. We expect to continue to generate a substantial portion of our revenues from BusinessManager and RMSA during 2007 and for some period thereafter. In recent years, our revenues from BusinessManager and RMSA have declined from year-to-year. If our annual revenues from BusinessManager or RMSA continue to decline or begin to decline more rapidly, we may not be able to generate sufficient revenues from our other products or services to offset that decline. In addition, we cannot be certain that we will be able to continue to successfully market and sell BusinessManager to both financial institutions and their small business customers or successfully market and sell our RMSA services to small businesses. Our failure to do so, or any events that adversely affect BusinessManager or RMSA, would materially and adversely affect our overall business.

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

  our management’s attention may be diverted from other business concerns;

  the inability to retain and motivate key employees of an acquired company;

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

  the inability to maintain the client relationships of an acquired business; and

  the costs necessary to improve or replace the operating systems, products and services of acquired businesses exceeding our expectations.

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

  our clients’ budgetary constraints;

  the timing of our clients’ budget cycles and approval processes;

  our clients’ willingness to replace their current vendors;

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

     We anticipate that we may derive a portion of our future growth through acquisitions. The success of this strategy depends on our ability to:

  identify suitable acquisition candidates;

  reach agreements to acquire these companies;

  obtain necessary financing on acceptable terms; and

  successfully integrate the operations of these businesses.

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

  be expensive and time-consuming to defend;

  cause us to cease making, licensing or using products that incorporate the challenged intellectual property;

  require us to redesign our products, if feasible;

  divert our management’s attention and resources; and

  require us to enter into royalty or licensing agreements to obtain the right to use necessary technologies.

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

  delayed or lost revenues while we correct the errors;

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

  actual or anticipated variations in quarterly revenues, operating results and profitability;

  changes in financial estimates by us or by a securities analyst who covers our stock;

  publication of research reports about our company or industry;

  conditions or trends in our industry;

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

  additions or departures of key personnel; and

  general economic conditions.

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

     Internal controls over financial reporting are processes designed to provide reasonable assurances regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP. We have previously disclosed a material weakness in our internal controls over financial reporting in our annual report on Form 10-K. A failure of our remedial measures to correct this material weakness may cause us to fail to meet our reporting obligations, cause our financial statements to contain material misstatements and harm our business and operating results. Even after effecting remedial measures our internal controls may not prevent all potential errors, because any control system, regardless of its design, can provide only reasonable, and not absolute, assurance that the objectives of the control system will be achieved.

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

     As of December 31, 2006, we had total net operating losses, or NOLs, of approximately $47.8 million that will expire beginning in 2011 if not used. We acquired approximately $37.6 million of these NOLs in connection with our 2001 merger with Towne Services. Section 382 of the Internal Revenue Code limits the amount of NOLs available to us in any given year. This limitation permits us to realize only a small portion of the potential tax benefit of the NOLs each year. We estimate that we will be able to realize approximately $5.3 million of the Towne Services NOLs, which we recorded as a $1.9 million deferred tax asset at December 31, 2006. We may be unable to use all of these NOLs before they expire.

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

Part II – Other Information (continued)
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

Goldleaf Financial Solutions, Inc. (Registrant)

Date: May 14, 2007	By:	/s/ G. Lynn Boggs
G. Lynn Boggs
Chief Executive Officer

Date: May 14, 2007	By:	/s/ J. Scott Craighead
J. Scott Craighead
Chief Financial Officer