Form 10-Q
period 2007-06-30
GOLDLEAF FINANCIAL SOLUTIONS INC.
filed 2007-08-13
CIK 1069469

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2007

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

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes   ☐     No   ☒

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Class	Outstanding as of July 31, 2007
Common Stock, no par value	17,279,115 Shares

GOLDLEAF FINANCIAL SOLUTIONS, INC.
Form 10-Q
For Quarter Ended June 30, 2007
INDEX

Page No.
Part I – Financial Information
Item 1 Financial Statements
Unaudited Consolidated Balance Sheets as of June 30, 2007 and December 31, 2006	3
Unaudited Consolidated Statements of Operations for the Three Months ended June 30, 2007 and 2006	4
Unaudited Consolidated Statements of Operations for the Six Months ended June 30, 2007 and 2006	5
Unaudited Consolidated Statements of Cash Flows for the Six Months ended June 30, 2007 and 2006	6
Notes to Unaudited Consolidated Financial Statements	8
Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations	12
Item 3 Quantitative and Qualitative Disclosures About Market Risk	20
Item 4T Controls and Procedures	20

Part II – Other Information
Item 1A Risk Factors	21
Item 4 Submission of Matters to a Vote of Securityholders	27
Item 6 Exhibits	28
Signatures
EX-31.1 SECTION 302 CERTIFICATION OF CEO
EX-31.2 SECTION 302 CERTIFICATION OF CFO
EX-32.1 SECTION 906 CERTIFICATION OF CEO
EX-32.2 SECTION 906 CERTIFICATION OF CFO

GOLDLEAF FINANCIAL SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS-UNAUDITED

	June 30,	December 31,
	2007	2006
	(in thousands, except share data)
Assets
Current Assets:
Cash and cash equivalents	$2,730	$6,760
Restricted cash	4,000	3,029
Accounts receivable— trade, net of allowance for doubtful accounts of $388 and $396, respectively	7,605	6,180
Accounts receivable— other	14	16
Inventory	342	432
Deferred tax assets	779	1,377
Investment in direct financing leases	2,240	2,230
Prepaid and other current assets	2,505	2,368
Total current assets	20,215	22,392

Property and Equipment, net	3,977	3,196
Operating Lease Equipment, net	49	70
Other Assets:
Software development costs, net	3,704	2,705
Deferred tax assets	4,079	3,121
Investment in direct financing leases, net of current portion	3,582	4,310
Intangible and other assets, net	15,643	13,033
Goodwill	32,213	26,477
Total other assets	59,221	49,646
Total assets	$83,462	$75,304

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$3,287	$3,385
Accrued liabilities	2,928	4,014
Deferred revenue	4,560	3,654
Customer deposits	3,947	2,977
Current portion of capital lease obligations	415	364
Current portion of non-recourse lease notes payable	2,296	2,141
Note payable	—	150
Total current liabilities	17,433	16,685
Revolving Line of Credit	11,000	2,500
Non-Recourse Lease Notes Payable, net of current portion	3,142	3,977
Deferred Revenue	1,382	1,840
Capital Lease Obligations, net of current portion	750	957
Other Non-Current Liabilities	746	91
Total liabilities	34,453	26,050

Commitments and Contingencies

Stockholders’ Equity:
Common stock, no par value; 100,000,000 shares authorized; shares issued and outstanding, 17,279,115
and 17,023,948, respectively	—	—
Additional paid-in capital	68,111	68,080
Accumulated deficit	(19,102)	(18,826)
Total stockholders’ equity	49,009	49,254
Total liabilities and stockholders’ equity	$83,462	$75,304

The accompanying notes are an integral part of these consolidated financial statements.

GOLDLEAF FINANCIAL SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS — UNAUDITED
For the Three Months Ended June 30, 2007 and 2006

	2007	2006
	(in thousands, except
	per share data)
Revenues:
Financial institution services	$11,497	$11,308
Retail inventory management services	2,073	2,028
Other products and services	1,175	762
Total revenues	14,745	14,098
Cost of Revenues:
Financial institution services	2,232	1,794
Retail inventory management services	206	236
Other products and services	815	544
Gross profit	11,492	11,524
Operating Expenses:
General and administrative	5,173	5,179
Selling and marketing	4,821	4,914
Research and development	511	360
Amortization	673	636
Other operating expense, net	9	15
Total operating expenses	11,187	11,104
Operating Income	305	420
Interest Expense, Net	(231)	(917)
Income (Loss) Before Income Taxes	74	(497)
Income tax benefit	(27)	(194)
Net Income (Loss)	101	(303)
Preferred stock dividends	—	565
Net Income (Loss) Available to Common Stockholders	$101	$(868)
Income (Loss) Per Share:
Basic	$0.01	$(0.27)
Diluted	$0.01	$(0.27)
Weighted Average Common Shares Outstanding:
Basic	17,277	3,162
Diluted	17,312	3,162

The accompanying notes are an integral part of these consolidated financial statements.

GOLDLEAF FINANCIAL SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS — UNAUDITED
For the Six Months Ended June 30, 2007 and 2006

	2007	2006
	(in thousands, except
	per share data)
Revenues:
Financial institution services	$21,680	$21,520
Retail inventory management services	4,118	4,123
Other products and services	1,994	1,486
Total revenues	27,792	27,129
Cost of Revenues:
Financial institution services	4,091	3,346
Retail inventory management services	415	483
Other products and services	1,470	1,000
Gross profit	21,816	22,300
Operating Expenses:
General and administrative	10,574	9,961
Selling and marketing	9,314	9,842
Research and development	966	491
Amortization	1,173	1,099
Other operating expense, net	14	124
Total operating expenses	22,041	21,517
Operating (Loss) Income	(225)	783
Interest Expense, Net	(314)	(1,572)
Loss Before Income Taxes	(539)	(789)
Income tax benefit	(263)	(306)
Net Loss	(276)	(483)
Preferred stock dividends	—	1,118
Net Loss Available to Common Stockholders	$(276)	$(1,601)
Loss Per Share:
Basic	$(0.02)	$(0.51)
Diluted	$(0.02)	$(0.51)
Weighted Average Common Shares Outstanding:
Basic	17,273	3,154
Diluted	17,273	3,154

The accompanying notes are an integral part of these consolidated financial statements.

GOLDLEAF FINANCIAL SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED
For the Six Months Ended June 30, 2007 and 2006

	2007	2006
	(in thousands)
Cash Flows From Operating Activities:
Net loss	$(276)	$(483)
Adjustments to reconcile net loss to net cash provided by operating activities:
Write-off of debt issuance costs	—	118
Depreciation and amortization	2,246	2,080
Depreciation on fixed assets under operating leases	18	71
Deferred taxes	(445)	(365)
Amortization of debt issuance costs and discount	59	321
Stock compensation expense	15	340
Deferred gain on land sale	(8)	(8)
Loss on write-down or disposal of fixed assets	9	36
Amortization of lease income and initial direct costs	(358)	(307)
Gain on sale of leased equipment	(45)	(61)
Gain on sale of other assets	—	(40)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(319)	(660)
Prepaid and other current assets	11	(360)
Other non-current assets	—	(100)
Inventory	90	2
Accounts payable	(198)	554
Accrued liabilities	(649)	1,268
Deferred revenue	(187)	724
Other non-current liabilities	237	(10)
Net cash provided by operating activities	200	3,120
Cash Flows From Investing Activities:
Acquisition of businesses, net of cash acquired	(10,223)	(17,364)
Investment in direct financing leases	(404)	(907)
Lease receivables collected	1,530	1,638
Proceeds from lease terminations	—	118
Proceeds received from sale of other assets	—	62
Additions to property and equipment	(1,486)	(381)
Additions to intangibles and other assets	(83)	(256)
Additions to software development costs	(1,082)	(841)
Payments received on notes receivable	—	45
Net cash used in investing activities	(11,748)	(17,886)

– Continued - .

GOLDLEAF FINANCIAL SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED
For the Six Months Ended June 30, 2007 and 2006
- Continued -

	2007	2006
	(in thousands)
Cash Flows From Financing Activities:
Repayments on long-term debt	$—	$(250)
Repayments on capital lease obligations	(156)	(105)
Proceeds from amended and restated debt facility with Bank of America,
net of issuance costs of $518	—	15,482
Proceeds from revolving line of credit, net	8,500	443
Repayments of note payable	(150)	(350)
Repayments of non-recourse lease financing notes payable	(1,198)	(1,176)
Proceeds from non-recourse lease financing notes payable	517	783
Receipt of dividends previously paid	—	500
Proceeds from exercise of employee stock options	52	7
Expenses related to Secondary Offering	(47)	—
Stock issued through employee stock purchase plan	—	5
Net cash provided by financing activities	7,518	15,339

Net Change in Cash and Cash Equivalents	(4,030)	573
Cash and Cash Equivalents at beginning of period	6,760	137
Cash and Cash Equivalents at end of period	$2,730	$710

Supplemental Cash Flow Information:
Cash payments for income taxes during period	$194	$144
Cash payments of interest during period	$235	$672

Non-cash Investing Activities:
Issuance of 62,954 common shares as purchase consideration in the Goldleaf Technologies, Inc. and
P.T.C. Banking acquisitions	$—	$461
Issuance of note payable to Goldleaf executive for signing bonus	$—	$1,000
Payment-in-kind on Series A preferred stock dividend	$—	$1,012

The accompanying notes are an integral part of these consolidated financial statements.

GOLDLEAF FINANCIAL SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—UNAUDITED

A. The Company

     Goldleaf Financial Solutions, Inc. (“we” or the “Company”) is a provider of a suite of technology-based products and services that help community financial institutions serve their customers, improve their operational efficiencies, enhance their competitive position, increase their profitability and satisfy regulatory requirements. We provide our solutions primarily on an outsourced basis, which enables our clients to obtain advanced products without having to incur substantial capital expense and hire the skilled personnel required to develop, implement and update their internal systems. In addition to the suite of solutions we offer to community financial institutions, we also offer products and services to small businesses.

B. Summary of Significant Accounting Policies

        Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and in accordance with Rule 10-01 of Regulation S-X.

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

     Our significant accounting policies include revenue recognition, software development costs, income taxes, acquisition accounting and accounting for long-lived assets, intangible assets and goodwill. Please refer to our critical accounting policies as described in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the year ended December 31, 2006 for a more detailed description of these accounting policies.

        Income Taxes

     On January 1, 2007, the Company adopted the Financial Accounting Standards Board (“FASB”) Interpretation No. 48 (“FIN No. 48”) Accounting for Uncertainty in Income Taxes, which is an interpretation of SFAS No. 109, Accounting for Income Taxes. FIN No. 48 requires a company to evaluate all uncertain tax positions and assess whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Adoption of FIN No. 48 resulted in an accrual of approximately $456,000 related to uncertain tax positions, which were previously accrued as contingent liabilities, thus there was no cumulative adjustment to retained earnings. These uncertain tax positions, if recognized, would not have an effect on the effective tax rate.

     During the quarter ended June 30, 2007, a new uncertain tax position was identified. As a result, the Company recorded an additional $217,000 reserve relating to the new uncertain tax position, which has been incorporated into the Company’s overall effective annual tax rate in the accompanying consolidated statements of operations. Therefore, the Company’s accrual for uncertain tax positions totaled $673,000 at June 30, 2007. The Company has elected to classify interest associated with uncertain tax positions as interest expense in the accompanying consolidated statements of operations. Additionally, penalties associated with uncertain tax positions will be classified as income tax expense in the accompanying consolidated statements of operations. There were no penalties and interest accrued as of January 1, 2007. For the three and six months ended June 30, 2007, interest expense for uncertain tax positions totaled $13,000 and $13,000, respectively.

     We file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. We are no longer subject to U.S. federal tax examinations for any returns before 2003. State jurisdictions that remain subject to examination range from 2000 to 2006.

        Stock-Based Compensation

     As of June 30, 2007, there was $49,537 of total forfeiture adjusted unrecognized compensation cost related to unvested share-based compensation arrangements. We expect to recognize this cost over a weighted-average period of 3.0 years.

     The weighted-average grant date fair value of options granted during the three and six months ended June 30, 2007 was $3.84. The weighted-average grant date fair value of options granted for the three and six month periods ended June 30, 2006 was $5.15 and $4.05. The total fair value of stock options that vested during the three months and six months ended June 30, 2007 was $417 and $1,612, respectively. The total intrinsic value of stock options exercised during the three months and six months ended June 30, 2007 was $5,089 and $24,795, respectively.

C. Reclassifications

     Certain prior year amounts have been reclassified to conform with the current year presentation. The Company has reclassified certain cost of revenues from financial institution service fees to other products and services to better correlate with the Company’s revenue categories.

D. Acquisitions

        Assets of DataTrade, LLC

     On May 1, 2007, the Company acquired certain operating assets and liabilities of DataTrade, LLC (“DataTrade”), a Missouri limited liability company, for total cash consideration of approximately $5.8 million which was funded by the Company’s revolving line of credit. In addition to the consideration at closing, the selling shareholders may be entitled to contingent consideration based on the financial performance of the acquired business during the next twenty four months. The operating results of DataTrade are included with those of the Company beginning May 1, 2007. Pro forma financial results of DataTrade are not required due to the size of the transaction. The transaction was accounted for in accordance with SFAS No. 141, Business Combinations. The preliminary purchase price allocation is as follows:

(In thousands)

Purchase Price:
Cash	$5,698
Direct costs of acquisition	54

Total purchase price	$5,752

Value assigned to assets and liabilities:
Assets:
Accounts receivable/Unbilled accounts receivable	726
Prepaids and other current assets	5
Property and equipment	171
Other non-current assets	8
Customer list (estimated life of ten years)	930
Acquired technology (estimated life of five years)	720
Non-compete (estimated life of three years)	270
Goodwill/unidentified intangibles	3,431
Liabilities:
Accounts payable	(54)
Accrued liabilities	(80)
Deferred revenue	(375)
Total net assets	$5,752

     The Company is continuing to evaluate and value the identifiable intangible assets of DataTrade. The above preliminary purchase price allocation may be adjusted based on the results of this analysis.

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

(In thousands)

Purchase Price:
Cash	$4,650
Direct costs of acquisition	45

Total purchase price	$4,695

Value assigned to assets and liabilities:
Assets:
Cash	224
Accounts receivable/Unbilled accounts receivable	378
Prepaids and other current assets	11
Property and equipment	68
Other non-current assets	4
Customer list (estimated life of ten years)	237
Acquired technology (estimated life of five years)	1,090
Non-compete (estimated life of three years)	590
Goodwill/unidentified intangibles	2,450
Liabilities:
Accounts payable	(75)
Accrued liabilities	(22)
Deferred revenue	(260)
Total net assets	$4,695

     The Company continues to evaluate and value the identifiable intangible assets of CBS. The above preliminary purchase price allocation was adjusted in the second quarter based on the results of this ongoing analysis. The results of this ongoing analysis are reflected in the above purchase price allocation, and resulted in a net decrease to goodwill totaling approximately $1.2 million.

E. Net Income (Loss) Per Share

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

     The following table represents information necessary to calculate earnings per share for the three and six-month periods ended June 30, 2007 and 2006:

	Three Months		Six Months
	Ended June 30		Ended June 30
	2007	2006	2007	2006
	(in thousands)		(in thousands)
Net income (loss) available to common shareholders	$101	$(868)	$(276)	$(1,601)

Weighted average common shares outstanding - basic	17,277	3,162	17,273	3,154
Plus additional shares from common stock equivalent shares:
Options, warrants, and convertible preferred stock	35	-	-	-
Diluted weighted average common shares outstanding	17,312	3,162	17,273	3,154

     For the six months ended June 30, 2007 and 2006, there were approximately 1.4 million and 5.5 million employee stock options, warrants and the Series B preferred shares that were excluded from diluted earnings per share calculations, as their effects were anti-dilutive.

F. Legal Proceedings

     The Company is not currently a party to, and none of our material properties is currently subject to, any material litigation that the Company believes could have a material effect on its financial condition.

G. Segment Information

     The Company accounts for segment reporting under SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. Corporate overhead costs and interest have not been allocated to income before taxes of the retail inventory management services segment. As such, the disclosure below includes gross profit by segment.

     The following tables summarize the financial information concerning the Company’s reportable segments as of and for the three and six months ended June 30, 2007 and 2006.

	Three Months Ended June 30, 2007			Three Months Ended June 30, 2006
		Retail			Retail
	Financial	Inventory		Financial	Inventory
	Institution	Management		Institution	Management
	Services	Services	Total	Services	Services	Total
	(In thousands)
Revenues	$12,672	$2,073	$14,745	$12,070	$2,028	$14,098
Gross Profit	$9,625	$1,867	$11,492	$9,732	$1,792	$11,524
Total expenditures for additions to long-lived assets	$1,131	$12	$1,143	$663	$—	$663

	Six Months Ended June 30, 2007			Six Months Ended June 30, 2006
		Retail			Retail
	Financial	Inventory		Financial	Inventory
	Institution	Management		Institution	Management
	Services	Services	Total	Services	Services	Total
	(In thousands)
Revenues	$23,674	$4,118	$27,792	$23,006	$4,123	$27,129
Gross Profit	$18,113	$3,703	$21,816	$18,660	$3,640	$22,300
Assets	$79,963	$3,499	$83,462	$70,924	$3,452	$74,376
Total expenditures for additions to long-lived assets	$2,639	$12	$2,651	$1,466	$12	$1,478
Goodwill	$30,143	$2,070	$32,213	$22,814	$1,500	$24,314

Total gross profit by segment reconciles to operating income (loss) as follows:

	Three Months		Six Months
	Ended June 30		Ended June 30
	2007	2006	2007	2006
	(in thousands)		(in thousands)
Gross Profit	$11,492	$11,524	$21,816	$22,300
Less: Operating Expenses	(11,187)	(11,104)	(22,041)	(21,517)
Operating Income (Loss)	$305	$420	$(225)	$783

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Note Regarding Forward Looking Information

     This report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 andSection 21E of the Securities Exchange Act of 1934. These statements relate to future economic performance, plans and objectives of management for future operations and projections of revenues and other financial items that are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management. The words “expect,” “estimate,” “anticipate,” “believe,” and similar expressions are intended to identify forward-looking statements. We make forward-looking statements in Items 2 and 3 of Part I and in Item 1A of Part II of this report. Some of the forward-looking statements relate to our intent, belief or expectations regarding our strategies and plans for operations and growth. Other forward-looking statements relate to trends affecting our financial condition and results of operations and our anticipated capital needs and expenditures. These statements involve risks, uncertainties and assumptions, including industry and economic conditions, competition and other factors discussed in this and our other filings with the SEC. These forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and actual results may differ materially from those that are anticipated in the forward-looking statements. Other forward-looking statements relate to trends affecting our financial condition and results of operations and our anticipated capital needs and expenditures. See Part II, Item 1A, “Risk Factors” below, for a description of some of the important factors that may affect actual outcomes.

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

     Historically, we have generated our revenues primarily from participation fees, software licenses fees, maintenance fees and insurance brokerage fees derived from BusinessManager, our accounts receivable financing solution, and from fees associated with our retail inventory management services product. For the quarter and six months ended June 30, 2007, we derived approximately 40% and 41% of our consolidated revenues from BusinessManager and approximately 14% and 15%, respectively, of our consolidated revenues from retail inventory management services. We expect to continue to generate a substantial portion of our revenues from these sources during the remainder of 2007 and for some period thereafter. In recent years, our revenues from BusinessManager and retail inventory management services have declined from year-to-year, and this trend may continue. Partly as a result of the performance of our BusinessManager and retail inventory management services businesses, in December 2005 we broadened our focus to providing a suite of solutions primarily to community financial institutions. In connection with this shift in strategy we acquired the following companies during 2006:

  Captiva, which added core data processing as well as image and item processing;

  P. T. C. , which added teller automation systems; and

  Goldleaf Technologies, which added ACH processing, remote capture processing, and website design and hosting.

In early 2007, we have continued to broaden our product offerings with the acquisitions of:

  Community Banking Systems, which added check imaging, report archival, and document imaging; and

  DataTrade, LLC, which added data conversion services, remote deposit, report management, document imaging, interactive voice response, web banking, and checkscan.

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

  leasing revenues;

  financial institution website design and hosting fees;

  check imaging;

  report archival;

  document imaging;

  data conversion services;

  report management; and

  voice response.

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

     ACH Origination and Processing, RemoteCapture and Deposit Processing Fees. We license these products via up-front fees to financial institutions at the time of execution of the agreements, which are typically five-year contracts. We recognize these up-front fees when we complete customer implementation, which typically occurs within the first thirty days after contract execution. We also generate monthly fees for hosting services from each originator of ACH transactions, and we receive fees for each ACH transaction that occurs each month. We offer annual hosting and maintenance support to all of our financial institution clients for a fee that is generally equal to 16% to 20% of the up-front fees.

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

     Document Imaging. We now offer document management products to help banks and corporations organize and archive masses of business information. Imaging software is offered as a network-based system for scalable document imaging, scanning, and storage solutions. We earn license fees from the sale of software as well as installation and training fees. These fees are recognized as revenue upon completion of the installation of the software. We also generate annual software maintenance fees starting on the first anniversary of the installation completion.

     Data Conversion Services. We provide digital to digital conversion and migration services for document images, check images, computer reports (C.O.L.D) and data. We charge a fee per volume count of data to be converted. We recognize revenue for these services upon completion of the conversion and delivery of the converted data.

     Merchant and Branch Capture. With our acquisition of DataTrade, we also offer Merchant Capture as a remote deposit application that provides a bank’s commercial customers a means to capture check images, make electronic deposits, and improve treasury operations. Additionally, our remote deposit solutions provides banks with branch capture and a full function lockbox/remittance application. We license these products via up-front license fees as well as installation, testing and training fees. We recognize these fees when installation is complete.

     Report Management and Voice Response Services. Our report management software provides digital report storage and management solutions to banks and corporations to securely store and retrieve digital report information via network or web connectivity. Our voice response services offer customers 24/7 access to information on all types of accounts to initiate transactions, check on other products and services and receive statement and invoice information through simple touchtone or speech commands. Similar to our document imaging products, we earn license fees from the sale of software as well as installation, implementation, testing, and training fees. We generate annual software maintenance fees upon completion of the installation.

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

     Other Products and Services

     We generate revenues from scanner equipment and printer sales, charges for our DepositPlus direct mail program, hardware used with our document imaging and report management products, sales of standard business forms used in our BusinessManager program and statement rendering and mailing.

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

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006
Revenues:
Financial institution services	78.0%	80.2%	78.0%	79.3%
Retail inventory management services	14.0	14.4	14.8	15.2
Other products and services	8.0	5.4	7.2	5.5
Total Revenues	100.0	100.0	100.0	100.0
Cost of Revenues:
Financial institution services	15.1	12.7	14.7	12.3
Retail inventory management services	1.4	1.7	1.5	1.8
Other products and services	5.5	3.9	5.3	3.7
Total Cost of Revenues	22.0	18.3	21.5	17.8
Gross Profit	78.0	81.7	78.5	82.2
Operating Expenses:
G & A	35.0	36.7	38.0	36.7
Selling and marketing	32.7	34.8	33.5	36.3
Research and development	3.5	2.6	3.5	1.8
Amortization	4.6	4.5	4.2	4.0
Other operating	0.1	0.1	0.1	0.5
Total Operating Expenses	75.9	78.7	79.3	79.3
Operating Income (Loss)	2.1	3.0	(0.8)	2.9
Interest Expense, net	(1.6)	(6.5)	(1.1)	(5.8)
Income (Loss) before Taxes	0.5	(3.5)	(1.9)	(2.9)
Income Tax Benefit	(0.2)	(1.4)	(0.9)	(1.1)
Net Income (Loss)	0.7	(2.1)	(1.0)	(1.8)

     Three and Six Months Ended June 30, 2007 Compared to Three and Six Months Ended June 30, 2006

     Total revenues for the second quarter and first six months of 2007 increased 4.6% and 2.4% to $14.7 million and $27.8 million compared to $14.1 million and $27.1 million for the comparable periods of 2006.

     Financial Institution Services. Financial institution services increased 1.7% and 1.0% to $11.5 million and $21.7 million for the three and six month periods ended June 30, 2007 compared to $11.3 million and $21.5 million for the comparable periods ended June 30, 2006. The increase is primarily attributable to revenues generated by the entities we acquired during the current year, which totaled $314,000 for products acquired through the acquisition of CBS and $288,000 for products acquired through the acquisition of DataTrade in the six months. These increases were offset by a decline in accounts receivable financing activities to $6.0 million and $11.4 million for the three and six month periods ended June 30, 2007 due to a decrease in Business Manager licenses’ as compared to $6.4 million and $13.3 million for the comparable periods ended June 30, 2006. As a percentage of total revenues, financial institution services revenues accounted for 78.0% for the three and six months ended June 30, 2007 compared to 80.2% and 79.3% for the comparable periods ended June 30, 2006.

     Retail Inventory Management Services. Retail inventory management services (“RMSA”) revenues increased 2.2% for the three month period ended June 30, 2007 and were flat for the six month period ended June 30, 2007 totaling $2.1 million and $4.1 million during the three and six months ended June 30, 2007 as compared to $2.0 million and $4.1 million for the three and six months ended June 30, 2006. The quarterly increase is primarily attributable to the increase in consulting revenues. As a percentage of total revenues, retail inventory management services accounted for 14.0% and 14.8% for the three and six month periods ended June 30, 2007 as compared to 14.4% and 15.2% for the comparable periods of 2006.

     Other Products and Services. Revenues from other products and services increased 54.2% and 34.2% to $1.2 million and $2.0 million for the three and six month periods ended June 30, 2007 compared to $762,000 and $1.5 million for the comparable periods of 2006. Other products and services include the sale of equipment associated with our remote capture and ACH products and hardware for our report management, merchant and branch capture, and imaging software products. Other products and services that are associated with the check and document imaging services increased $222,000 for the three and six month periods ended June 30, 2007. Additionally, revenue from remote capture equipment sales increased $309,000 and $624,000, respectively, for the three and six month periods ended June 30, 2007. The increase is partially offset by decreases of $60,000 and $372,000, respectively, in promotional gift revenue from our deposit acquisition programs for the three and six months ended June 30, 2007. Revenues from other products and services accounted for 8.0% and 7.2% of total revenues for the three and six months ended June 30, 2007 compared to 5.4% and 5.5% for the comparable periods of 2006.

     Cost of Revenues — financial institution services. Cost of revenues for financial institution services increased 24.4% and 22.3% to $2.2 million and $4.1 million for the three and six months ended June 30, 2007 compared to $1.8 million and $3.3 million for the comparable periods of 2006. This increase is primarily due to an increase of $187,000 related to the products acquired through the 2007 acquisitions (check imaging, report archival, document imaging, data conversion services, report management, voice response, and checkscan) for the three and six month period ended June 30, 2007. Additionally, increases of $339,000 and $725,000, respectively, in cost of sales associated with our remote capture and ACH product offerings contributed to the increase for the three and six months ended June 30, 2007. The increase was partially offset by decreases of $105,000 and $215,000 in software development amortization costs, as well as decreases of $50,000 and $79,000, respectively, in lease interest expense amortization related to the maturity of the non-recourse notes payable for the three and six month periods ended June 30, 2007. As a percentage of total revenues, cost of revenues for financial institution services increased to 15.1% and 14.7% for the three and six months ended June 30, 2007 compared to 12.7% and 12.3% for the comparable periods of 2006.

     Cost of Revenues — retail inventory management services. Cost of revenues related to retail inventory management services decreased 12.7% and 14.1% to $206,000 and $415,000 for the three and six month periods ended June 30, 2007 compared to $236,000 and $483,000 for the comparable periods of 2006. This decrease is primarily due to a decline in salaries and benefits expense related to our point-of-sale customer support department. As a percentage of total revenues, cost of sales for retail inventory management services decreased to 1.4% and 1.5% for the three and six months ended June 30, 2007 compared to 1.7% and 1.8% for the comparable periods of 2006.

     Cost of Revenues — other products and services. Cost of revenues related to other products and services increased 49.8% and 47.0% to $815,000 and $1.5 million for the three and six month periods ended June 30, 2007 compared to $544,000 and $1.0 million for the comparable periods of 2006. This increase is primarily due to incremental costs associated with the sale of products acquired through our 2007 acquisitions of $158,000 for the three and six months ended June 30, 2007. Other products and services cost of revenues increased $150,000 and $314,000 for the three and six month periods ended June 30, 2007 related to the increase in scanner equipment sales. The increase in other products and services cost of revenues is partially offset by a decline in promotional gift revenues associated with our deposit acquisition products of $52,000 and $234,000, respectively, for the three and six months periods ended June 30, 2007. As a percentage of total revenues, cost of revenues for other products and services increased to 5.5% and 5.3% for the three and six months ended June 30, 2007 compared to 3.9% and 3.7% for the comparable periods of 2006.

     General and Administrative. General and administrative expenses remained consistent at $5.2 million for the three months ended June 30, 2007 and June 30, 2006. General and administrative expenses increased 6.2% to $10.6 million for the six months ended June 30, 2007 compared to $10.0 million for the comparable period of 2006. General and administrative expenses include the cost of our executive, finance, human resources, information and support services, administrative functions and general operations. The increase for the six month period is primarily due to the severance charges of $562,000 for the former president of GTI and other employee terminations. Additionally, the increase is attributable to the increased salary expense relating to new employees acquired with our 2007 acquisitions, partially offset by a $258,000 reduction in discretionary bonus expense. The remaining increase for the six months ended June 30, 2007 relates to increases in consulting and accounting fees associated with our Sarbanes-Oxley 404 compliance efforts. As a percentage of total revenues, general and administrative expenses increased to 35.0% and 38.0% for the three and six months ended June 30, 2007 compared to 36.7% for the comparable periods of 2006.

     Selling and Marketing. Selling and marketing expenses decreased 1.9% and 5.4% to $4.8 million and $9.3 million for the three and six months ended June 30, 2007 compared to $4.9 million and $9.8 million for the comparable periods of 2006. Selling and marketing expenses include cost of wages and commissions paid to our sales force, travel costs of the sales force, recruiting for new sales and marketing personnel and marketing fees associated with direct and telemarketing programs. The decrease was primarily due to a decline in commission expense due to lower revenues associated with our accounts receivable financing products. As a percentage of total revenues, selling and marketing expenses were 32.7% and 33.5% for the three and six months ended June 30, 2007 compared to 34.8% and 36.3% for the comparable periods of 2006.

     Research and Development. Research and development expenses increased 41.7% and 96.7% to $511,000 and $966,000 for the three and six months ended June 30, 2007 compared to $360,000 and $491,000 for the three and six months ended June 30, 2006. Research and development expenses include the non-capitalizable direct costs associated with developing new versions of our software, as well as other software development projects that, in accordance with GAAP, we do not capitalize. The increase was primarily due to research and development activities for our remote capture and ACH products. As a percentage of total revenues, research and development expenses increased to 3.5% for the three and six months ended June 30, 2007 compared to 2.6% and 1.8% for the three and six months ended June 30, 2006.

     Amortization. Amortization expense increased 6.0% and 6.7% to $673,000 and $1.2 million for the three and six months ended June 30, 2007 compared to $636,000 and $1.1 million for the three and six months ended June 30, 2006. These expenses include the expense associated with amortizing intangible assets, including trademarks and software development costs, as well as identified intangibles recorded in connection with our acquisitions. The increases are due to the amortization of new intangible assets recorded as part of our DataTrade and CBS acquisitions during 2007.

     Other Operating Expense, Net. Other operating expense, net for the three and six months ended June 30, 2007 totaled $9,000 and $14,000, respectively, compared to $15,000 and $124,000 for the comparable periods ended June 30, 2006. This decrease is due to an approximate $112,000 charge related to the write-off of debt issuance costs associated with an amendment to a prior debt facility on January 23, 2006.

     Operating Income (Loss). As a result of the above factors, the Company generated operating income of $305,000 for the three months ended June 30, 2007 and an operating loss of $225,000 for the six month period ended June 30, 2007, compared to operating income of $420,000 for the three months ended June 30, 2007 and $783,000 for the six months ended June 30, 2006. As a percentage of total revenue operating income was 2.1% for the three months ended June 30, 2007 and operating loss was 0.8% for the six months ended June 30, 2007 as compared to 3.0% and 2.9% for the three and six months ended June 30, 2006, respectively.

     Interest Expense, Net. Interest expense, net, decreased 74.8% and 80.3% to $231,000 and $314,000 for the three and six months ended June 30, 2007 compared to $917,000 and $1.6 million for the three and six months ended June 30, 2006. The decrease for the six months ended June 30, 2007 is primarily due to a decline in average debt outstanding in both the second quarter and first six months of 2007 as compared to the same periods of 2006. Our average debt outstanding for the first six months of 2007 was approximately $7.2 million compared to approximately $18.6 million for the first six months of 2006, as a significant recapitalization was accomplished in October of 2006. For the second quarter and first six months ended June 30, 2007, interest expense included approximately $30,000 and $60,000 of debt issuance cost amortization, respectively; as compared to second quarter and first six months ended June 30, 2006 in which interest expense included approximately $81,000 and $171,000 of debt issuance cost amortization.

     Income Tax Benefit. We had an income tax benefit of $27,000 for the three months ended June 30, 2007 and $263,000 for the six months ended June 30, 2007 compared to a tax benefit of $194,000 and $306,000, respectively, for the three months and six months ended June 30, 2006. The income tax benefit for the three months and six months ended June 30, 2007 includes $48,000 of the $217,000 reserve relating to a new uncertain tax position, which is currently being recognized in the tax provision as a component of the effective tax rate. Without this additional reserve, income tax expense for the three months ended June 30, 2007 was $30,000 and income tax benefit for the six months ended June 30, 2007 was $215,000. We currently anticipate our effective tax rate to be approximately 48.7% in 2007 as compared to 38.7% in 2006.

Critical Accounting Policies

     Please refer to our Form 10-K for the year-ended December 31, 2006 for a complete discussion of our critical accounting policies.

Liquidity and Capital Resources

     The following table sets forth the elements of our cash flow statement for the following periods:

	Six Months Ended
	June 30,
	2007	2006
Net cash provided by operating activities	$200	$3,120
Net cash used in investing activities	(11,748)	(17,886)
Net cash provided by financing activities	7,518	15,339

          Cash from Operating Activities

     Cash provided by operations for the six months ended June 30, 2007 totaling $200,000 was primarily attributable to our operating results plus non-cash depreciation and amortization expense of $2.3 million as well as a change in working capital of $2.5 million. The change in working capital of $2.5 million was primarily due to decreases in accounts payable of $198,000, accrued liabilities of $649,000, and deferred revenue of $187,000, and accounts receivable of $319,000 and partially offset by a decrease in prepaid and other current assets of $11,000 during the six month period ended June 30, 2007.

          Cash from Investing Activities

     Cash used in investing activities for the six months ended June 30, 2007 totaling $11.7 million which consisted primarily of business acquisitions, purchases of fixed assets and expenditures for software development costs. Total capital expenditures, including software development costs, totaled $2.7 million for the six months ended June 30, 2007. These expenditures primarily related to the purchase of computer equipment, computer software, software development activities, and furniture and fixtures. During the first six months of 2007, we used approximately $4.5 million, net of cash acquired, to acquire the operating assets of CBS and $5.8 million to acquire the operating assets of DataTrade. As compared to the first six months of 2006, total cash used in investing activities was $17.9 million consisting primarily of business acquisitions, lease receivable collections, purchases of fixed assets and capitalization of software development costs.

          Cash from Financing Activities

     Cash from financing activities primarily relates to borrowings from our credit facility and repayments of non-recourse lease financing notes payable. During the first six months of 2007, net cash provided by financing activities was $7.5 million and was attributable primarily to borrowings of $8.5 million from our amended and restated credit facility with Bank of America, offset by $1.2 million in repayments on non-recourse lease notes payable. For the first six months of 2006, cash provided by financing activities totaled $15.3 million, and was attributable primarily to new borrowings of $15.5 million from our amended and restated credit facility with Bank of America, net of $518,000 in debt issuance costs, as well as the return of $500,000 in preferred dividends on the Series A preferred shares for the fourth quarter of 2005, which were subsequently paid-in-kind.

          Analysis of Changes in Working Capital

     As of June 30, 2007, we had working capital of approximately $2.5 million compared to working capital of approximately $5.7 million as of December 31, 2006. The change in working capital resulted primarily from decreases in cash of $4.0 million, partially offset by a decrease in accrued liabilities of $1.1 million, and the increase of $1.4 million in accounts receivable and $900,000 increase in deferred revenue. The decrease in cash was primarily the result of completing the acquisitions in 2007.

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

     Obligations and Commitments for Future Payments as of June 30, 2007

     The following is a schedule of our obligations and commitments for future payments as of June 30, 2007:

		Payments Due by Period
		Less
		Than	1-2	3-4	5 Years &
Contractual Obligations	Total	1 Year	Years	Years	After
	(In thousands)
Revolving line of credit	$11,000	$—	$—	$—	$—
Capital lease obligations	1,165	415	407	343	—
Non-recourse lease notes payable	5,438	2,296	1,585	1,466	91
Operating leases	4,892	2,234	1,656	989	13
Total contractual cash obligations	$22,495	$4,945	$3,648	$2,798	$104

          Credit Agreement

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

     As of June 30, 2007, we were in compliance with all restrictive financial and non-financial covenants contained in the Bank of America credit facility.

Off-Balance Sheet Arrangements

     As of June 30, 2007 and as of the date of this report, we did not have any off-balance sheet arrangements as defined by Item 303(a)(4) of Regulation S-K.

Recent Accounting Pronouncements

          Income Taxes

     On January 1, 2007, we adopted the Financial Accounting Standards Board (FASB) Interpretation No. 48 (“FIN No. 48”) Accounting for Uncertainty in Income Taxes, which is an interpretation of SFAS No. 109, Accounting for Income Taxes. FIN No. 48 requires a company to evaluate all uncertain tax positions and assess whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Adoption of FIN No. 48 resulted in an accrual of approximately $456,000 related to uncertain tax positions, which were previously accrued as contingent liabilities, thus there was no cumulative adjustment to retained earnings. These uncertain tax positions, if recognized, would not have an effect on our effective tax rate.

     During the quarter ended June 30, 2007, a new uncertain tax position originated during the quarter. As a result, the Company recorded an additional $217,000 reserve relating to the new uncertain tax position, which has been incorporated into the Company’s overall annual tax rate in the accompanying consolidated statements of operations. Therefore, our accrual for uncertain tax positions totaled $673,000 at June 30, 2007. We have elected to classify interest associated with uncertain tax positions as interest expense in the accompanying consolidated statements of operations. Additionally, penalties associated with uncertain tax positions will be classified as income tax expense in the accompanying consolidated statements of operations. There were no penalties and interest accrued as of January 1, 2007. For the three and six months ended June 30, 2007, interest expense for uncertain tax positions totaled $13,000 and $13,000, respectively.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     We are subject to market risk from exposure to changes in interest rates based on our financing and cash management activities. Currently, our exposure relates primarily to our borrowings under our amended and restated Bank of America credit facility, which accrue interest at LIBOR plus 137.5 basis points or the lender’s base rate (as defined), as we select. We are currently paying interest at an average rate of 7.2% per annum. As of June 30, 2007, $11.0 million was outstanding under this facility. Changes in interest rates that increase the interest rate on the credit facility would make it more costly to borrow under that facility and may impede our acquisition and growth strategies if we determine that the costs associated with borrowing funds are too high to implement those strategies. Changes in interest rates that increase the interest rate by 1.0% would increase our interest expense by approximately $11,000 per year.

Item 4T. Controls and Procedures

     Based on our management’s evaluation, with the participation of our chief executive officer and chief financial officer, as of June 30, 2007, the end of the period covered by this report, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”)) were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

     There were no changes in our internal control over financial reporting identified in the evaluation that occurred during the second quarter of fiscal year 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

     For the three and six months ended June 30, 2007, we derived approximately 40% and 41%, respectively of our consolidated revenues from participation fees, license fees, insurance brokerage fees, and maintenance fees from BusinessManager, our accounts receivable financing solution, and approximately 14% and 15%, respectively, of our consolidated revenues from fees generated by RMSA, our retail inventory management services product. We expect to continue to generate a substantial portion of our revenues from BusinessManager and RMSA during 2007 and for some period thereafter. In recent years, our revenues from BusinessManager and RMSA have declined from year-to-year. If our annual revenues from BusinessManager or RMSA continue to decline or begin to decline more rapidly, we may not be able to generate sufficient revenues from our other products or services to offset that decline. In addition, we cannot be certain that we will be able to continue to successfully market and sell BusinessManager to both financial institutions and their small business customers or successfully market and sell our RMSA services to small businesses. Our failure to do so, or any events that adversely affect BusinessManager or RMSA, would materially and adversely affect our overall business.

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

Acquisitions could result in integration difficulties, unexpected expenses, diversion of management’s attention andother negative consequences.

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

Item 4. Submission of Matters to a Vote of Securityholders

     On May 29, 2007, we held our annual meeting of shareholders, at which two proposals were presented to the shareholders for their approval:

  Proposal 1 was for the re-election of Class 1 directors David W. Glenn and G. Lynn Boggs, each of whom was re-elected at the meeting.

  Proposal 2 was to approve a second amendment to our 2005 Long-Term Equity Incentive Plan.

     These proposals were more fully described in our definitive proxy materials dated April 23, 2007 as filed with the SEC, which may be reviewed at the SEC’s website at www.sec.gov. We solicited proxies for the meeting pursuant to Section 14(a) of the Securities Exchange Act of 1934, and there was no solicitation in opposition to this solicitation.

     The two proposals described above passed with the following votes:

Proposal #1 Election of Directors
	Votes For	Votes Withheld
David W. Glenn	16,096,326	502,397
G. Lynn Boggs	16,522,385	76,338
Total All Directors	32,618,711	578,736

   Proposal #2 Approve Second Amendment to 2005 Long-Term Equity Incentive Plan

Votes For	Votes Against	Abstentions	Broker Non-Votes
8,492,676	2,173,789	7,584	5,924,674

Part II – Other Information (continued)
  Item 6. Exhibits

     The exhibits described in the following Index to Exhibits are filed as part of this quarterly report on Form 10-Q.

Exhibit
Number	Description of Exhibit
3.1	Amended and Restated Charter of the Company (incorporated by reference to Exhibit 3.1 of Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 33375013) filed with the SEC on May 3, 1999).
3.1.1	Charter Amendment dated August 9, 2001 (incorporated by reference to Exhibit 3.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).
3.1.2	Charter Amendment dated August 9, 2001 (incorporated by reference to Exhibit 3.4 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).
3.1.3	Charter Amendment dated January 16, 2004 (incorporated by reference to Exhibit B of the Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on December 29, 2003).
3.1.4	Charter Amendment dated January 23, 2006 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 26, 2006).
3.1.5	Charter Amendment dated January 24, 2006 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K with the SEC on January 26, 2006).
3.1.6	Charter Amendment dated May 4, 2006 and effective May 5, 2006 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on May 10, 2006).
3.1.7	Charter Amendment dated September 8, 2006 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on September 8, 2006).
3.2	Second Amended and Restated Bylaws of the Company incorporated by reference to Exhibit 3.2 of Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-722;75013) filed with the SEC on May 3, 1999).
3.2.1	Bylaws Amendment dated January 20, 2004 (incorporated by reference to Exhibit 3.2.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).
10.1	Second Amendment to the Company’s 2005 Long-Term Equity Incentive Plan (incorporated by reference to Annex D of the Company’s Proxy Statement and filed with SEC on April 23, 2007).
10.2	Amendment to employment between the Company and G.Lynn Boggs, dated May 10, 2007 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on May 15, 2007).
31.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Chief Executive Officer.
31.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer.
32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 — Chief Executive Officer.
32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 — Chief Financial Officer.

Signatures

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Goldleaf Financial Solutions, Inc.
(Registrant)

Date: August 13, 2007	By:	/s/ G. Lynn Boggs
G. Lynn Boggs
Chief Executive Officer

Date: August 13, 2007	By:	/s/ J. Scott Craighead
J. Scott Craighead
Chief Financial Officer