Form 10-Q
period 2007-09-30
GOLDLEAF FINANCIAL SOLUTIONS INC.
filed 2007-11-14
CIK 1069469

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2007

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

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes   ☐     No   ☒

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Class	Outstanding as of October 31, 2007
Common Stock, no par value	17,279,315 Shares

GOLDLEAF FINANCIAL SOLUTIONS, INC.
Form 10-Q
For Quarter Ended September 30, 2007
INDEX

			Page No.
Part I –	Financial Information
	Item 1	Financial Statements
		Unaudited Consolidated Balance Sheets as of September 30, 2007 and December 31, 2006	3
		Unaudited Consolidated Statements of Operations for the Three Months ended September 30, 2007 and 2006	4
		Unaudited Consolidated Statements of Operations for the Nine Months ended September 30, 2007 and 2006	5
		Unaudited Consolidated Statements of Cash Flows for the Nine Months ended September 30, 2007 and 2006	6
		Notes to Unaudited Consolidated Financial Statements	8
	Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12
	Item 3	Quantitative and Qualitative Disclosures About Market Risk	20
	Item 4T	Controls and Procedures	20

Part II –	Other Information
	Item 1A	Risk Factors	21
	Item 6	Exhibits	27
Signatures
EX-31.1 SECTION 302 CERTIFICATION OF CEO
EX-31.2 SECTION 302 CERTIFICATION OF CFO
EX-32.1 SECTION 906 CERTIFICATION OF CEO
EX-32.2 SECTION 906 CERTIFICATION OF CFO

GOLDLEAF FINANCIAL SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS-UNAUDITED

	September 30,	December 31,
	2007	2006
	(in thousands, except share data)
Assets
Current Assets:
Cash and cash equivalents	$725	$6,760
Restricted cash	4,355	3,029
Accounts receivable— trade, net of allowance for doubtful accounts of $407 and $396, respectively	8,141	6,180
Accounts receivable— other	4	16
Inventory	390	432
Deferred tax assets	1,256	1,377
Investment in direct financing leases	2,335	2,230
Prepaid and other current assets	2,934	2,368
Total current assets	20,140	22,392

Property and Equipment, net	3,793	3,196
Operating Lease Equipment, net	26	70
Other Assets:
Software development costs, net	4,189	2,705
Deferred tax assets	2,821	3,121
Investment in direct financing leases, net of current portion	2,888	4,310
Intangible and other assets, net	14,590	13,033
Goodwill	32,631	26,477
Total other assets	57,119	49,646
Total assets	$81,078	$75,304

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$2,375	$3,385
Accrued liabilities	2,504	4,014
Deferred revenue	4,902	3,654
Customer deposits	4,301	2,977
Current portion of capital lease obligations	414	364
Current portion of non-recourse lease notes payable	1,835	2,141
Note payable	—	150
Total current liabilities	16,331	16,685
Revolving Line of Credit	10,000	2,500
Non-Recourse Lease Notes Payable, net of current portion	2,923	3,977
Deferred Revenue	1,179	1,840
Capital Lease Obligations, net of current portion	645	957
Other Non-Current Liabilities	796	91
Total liabilities	31,874	26,050

Commitments and Contingencies

Stockholders’ Equity:
Common stock, no par value; 100,000,000 shares authorized; shares issued and outstanding, 17,279,316
and 17,023,948, respectively.	—	—
Additional paid-in capital	68,214	68,080
Accumulated deficit	(19,010)	(18,826)
Total stockholders’ equity	49,204	49,254
Total liabilities and stockholders’ equity	$81,078	$75,304

The accompanying notes are an integral part of these consolidated financial statements.

GOLDLEAF FINANCIAL SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS — UNAUDITED
For the Three Months Ended September 30, 2007 and 2006

	2007	2006
	(in thousands, except
	per share data)
Revenues:
Financial institution services	$11,560	$11,160
Retail inventory management services	2,040	2,025
Other products and services	743	1,326
Total revenues	14,343	14,511
Cost of Revenues:
Financial institution services	2,330	1,710
Retail inventory management services	211	210
Other products and services	516	984
Gross profit	11,286	11,607
Operating Expenses:
General and administrative	5,272	5,106
Selling and marketing	4,290	4,420
Research and development	610	349
Amortization	572	647
Other operating expense, net	13	9
Total operating expenses	10,757	10,531
Operating Income	529	1,076
Interest Expense, Net	(256)	(871)
Income Before Income Taxes	273	205
Income tax expense	181	80
Net Income	92	125
Preferred stock dividends	—	583
Net Income (Loss) Available to Common Stockholders	$92	$(458)
Income (Loss) Per Share:
Basic	$0.01	$(0.14)
Diluted	$0.01	$(0.14)
Weighted Average Common Shares Outstanding:
Basic	17,279	3,163
Diluted	17,297	3,163

The accompanying notes are an integral part of these consolidated financial statements.

GOLDLEAF FINANCIAL SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS — UNAUDITED
For the Nine Months Ended September 30, 2007 and 2006

	2007	2006
	(in thousands, except
	per share data)
Revenues:
Financial institution services	$33,240	$32,680
Retail inventory management services	6,158	6,148
Other products and services	2,737	2,812
Total revenues	42,135	41,640
Cost of Revenues:
Financial institution services	6,421	5,055
Retail inventory management services	626	693
Other products and services	1,986	1,985
Gross profit	33,102	33,907
Operating Expenses:
General and administrative	15,774	15,057
Selling and marketing	13,676	14,273
Research and development	1,576	840
Amortization	1,745	1,746
Other operating expense, net	27	133
Total operating expenses	32,798	32,049
Operating Income	304	1,858
Interest Expense, Net	(570)	(2,443)
Loss Before Income Taxes	(266)	(585)
Income tax benefit	(82)	(226)
Net Loss	(184)	(359)
Preferred stock dividends	—	1,700
Net Loss Available to Common Stockholders	$(184)	$(2,059)
Loss Per Share:
Basic	$(0.01)	$(0.65)
Diluted	$(0.01)	$(0.65)
Weighted Average Common Shares Outstanding:
Basic	17,275	3,157
Diluted	17,275	3,157

The accompanying notes are an integral part of these consolidated financial statements.

GOLDLEAF FINANCIAL SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED
For the Nine Months Ended September 30, 2007 and 2006

	2007	2006
	(in thousands)
Cash Flows From Operating Activities:
Net loss	$(184)	$(359)
Adjustments to reconcile net loss to net cash provided by operating activities:
Write-off of debt issuance costs	—	118
Depreciation and amortization	3,347	3,257
Depreciation on fixed assets under operating leases	25	100
Deferred taxes	582	(260)
Amortization of debt issuance costs and discount	90	508
Stock compensation expense	116	520
Deferred gain on land sale	(11)	(12)
Loss on write-down or disposal of fixed assets	19	38
Amortization of lease income and initial direct costs	(544)	(468)
Gain on sale of leased equipment	(57)	(60)
Gain on sale of other assets	—	(40)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(896)	(947)
Prepaid and other current assets	(418)	(882)
Other non-current assets	(108)	(131)
Inventory	42	(42)
Accounts payable	(1,125)	(90)
Accrued liabilities	(1,073)	2,250
Deferred revenue	(48)	481
Other non-current liabilities	290	(13)
Net cash provided by operating activities	47	3,968
Cash Flows From Investing Activities:
Acquisition of businesses, net of cash acquired	(10,389)	(17,364)
Investment in direct financing leases	(886)	(1,636)
Lease receivables collected	2,811	2,313
Proceeds from lease terminations	—	265
Proceeds received from sale of other assets	—	62
Additions to property and equipment	(1,741)	(679)
Additions to intangibles and other assets	(12)	(311)
Additions to software development costs	(1,635)	(1,159)
Payments received on notes receivable	20	45
Net cash used in investing activities	(11,832)	(18,464)

– Continued - .

GOLDLEAF FINANCIAL SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED
For the Nine Months Ended September 30, 2007 and 2006
- Continued -

	2007	2006
	(in thousands)
Cash Flows From Financing Activities:
Repayments on long-term debt	$—	$(250)
Repayments on capital lease obligations	(262)	(169)
Proceeds from amended and restated debt facility with Bank of America,
net of issuance costs of $543	—	15,457
Proceeds from revolving line of credit, net	7,500	1,943
Repayments of note payable	(150)	(850)
Repayments of non-recourse lease financing notes payable	(2,240)	(1,726)
Proceeds from non-recourse lease financing notes payable	895	1,369
Receipt of dividends previously paid	—	500
Repurchase of common stock	—	(2)
Proceeds from exercise of employee stock options	54	5
Expenses related to Secondary Offering	(47)	—
Stock issued through employee stock purchase plan	—	5
Net cash provided by financing activities	5,750	16,282

Net Change in Cash and Cash Equivalents	(6,035)	1,786
Cash and Cash Equivalents at beginning of period	6,760	137
Cash and Cash Equivalents at end of period	$725	$1,923

Supplemental Cash Flow Information:
Cash payments for income taxes during period	$198	$257
Cash payments of interest during period	$486	$743

Non-cash Investing Activities:
Issuance of 62,953 common shares as purchase consideration in the Goldleaf Technologies, Inc. and
P.T.C. Banking acquisitions	$—	$462
Issuance of note payable to Goldleaf executive for signing bonus	$—	$1,000
Payment-in-kind on Series A preferred stock dividend	$—	$1,537
Payment-in-kind on Series C preferred stock dividend	$—	$556

The accompanying notes are an integral part of these consolidated financial statements.

GOLDLEAF FINANCIAL SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—UNAUDITED

A. The Company

     Goldleaf Financial Solutions, Inc. (“we” or the “Company”) is a provider of a suite of technology-based products and services that assist community financial institutions to serve their customers, improve their operational efficiencies, enhance their competitive position, increase their profitability and satisfy regulatory requirements. We provide our solutions primarily on an outsourced basis, which enables our clients to obtain advanced products without having to incur substantial capital expense and hire the skilled personnel required to develop, implement, update and maintain their internal systems. In addition to the suite of solutions we offer to community financial institutions, we also offer products and services to small and medium sized businesses engaged in the retail sector.

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

     Our significant accounting policies include revenue recognition, software development costs, income taxes, acquisition accounting, and accounting for long-lived assets, intangible assets, and goodwill. Please refer to our critical accounting policies as described in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the year ended December 31, 2006 for a more detailed description of these accounting policies.

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

     During the quarter ended June 30, 2007, a new uncertain tax position was identified. As a result, the Company recorded an additional $217,000 reserve relating to the new uncertain tax position, which has been incorporated into the Company’s overall effective annual tax rate in the accompanying consolidated statements of operations, resulting in an effective tax rate of 68.3%. The Company’s overall statutory rate at September 30, 2007 was 38.5% which was the rate applied to the deferred tax asset balances. In addition, during the quarter ended September 30, 2007, the Company resolved one of the uncertain tax positions and reversed the $137,000 reserve previously accrued as a contingent liability. Therefore, the Company’s accrual for uncertain tax positions totaled $536,000 at September 30, 2007. The Company has elected to classify interest associated with uncertain tax positions as interest expense in the accompanying consolidated statements of operations. Additionally, penalties associated with uncertain tax positions will be classified as income tax expense in the accompanying consolidated statements of operations. There were no penalties and interest accrued as of January 1, 2007. For the three and nine months ended September 30, 2007, interest expense for uncertain tax positions totaled $11,000 and $23,000, respectively.

     We file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. We are no longer subject to U.S. federal tax examinations for any returns before 2004. State jurisdictions that remain subject to examination range from 2001 to 2006.

       Stock-Based Compensation

     As of September 30, 2007, there was $2.0 million of total forfeiture adjusted unrecognized compensation cost related to unvested share-based compensation arrangements. We expect to recognize this cost over a weighted-average period of 3.0 years.

     Share-based compensation expense lowered pre-tax income by $101,000 and $181,000 for the three month periods ended September 30, 2007 and 2006, respectively, and $116,000 and $521,000 for the nine month periods ended September 30, 2007 and 2006, respectively.

     During the quarter ended September 30, 2007, the Company granted 819,000 common stock options. The weighted-average grant date fair value of options granted during the three months ended September 30, 2007 and 2006 was $2.93 and $4.20, respectively and $2.99 and $4.25 for the nine month periods ended September 30, 2007 and 2006, respectively. The total fair value of stock options that vested during the three months and nine months ended September 30, 2007 was $0 and $1,612, respectively. The total intrinsic value of stock options exercised during the three months and nine months ended September 30, 2007 was $106 and $24,901, respectively.

C. Reclassifications

     Certain prior year amounts have been reclassified to conform with the current year presentation. The Company has reclassified certain cost of revenues from financial institution service fees to other products and services to better correlate with the Company’s revenue categories.

D. Acquisitions

       Assets of DataTrade, LLC

     On May 1, 2007, the Company acquired certain operating assets and liabilities of DataTrade, LLC (“DataTrade”), a Missouri limited liability company, for total cash consideration of approximately $5.8 million, which was funded by the Company’s revolving line of credit. In addition to the consideration at closing, the selling shareholders may be entitled to contingent consideration based on the financial performance of the acquired business during the next twenty four months. The operating results of DataTrade are included with those of the Company beginning May 1, 2007. Pro forma financial results of DataTrade are not required due to the size of the transaction. The transaction was accounted for in accordance with SFAS No. 141, Business Combinations. The preliminary purchase price allocation is as follows:

(In thousands)
Purchase Price:
Cash	$5,698
Direct costs of acquisition	131

Total purchase price	$5,829

Value assigned to assets and liabilities:
Assets:
Accounts receivable/Unbilled accounts receivable	695
Prepaid and other current assets	13
Deferred tax assets	147
Property and equipment	171
Customer list (estimated life of ten years)	950
Acquired technology (estimated life of five years)	720
Goodwill/unidentified intangibles	3,643
Liabilities:
Accounts payable	(55)
Accrued liabilities	(80)
Deferred revenue	(375)
Total net assets	$5,829

     The Company continues to evaluate and value the identifiable intangible assets and acquisition costs of DataTrade. The above preliminary purchase price allocation was adjusted in the third quarter based on the results of this ongoing analysis. The results of this ongoing analysis are reflected in the above purchase price allocation and resulted in a net increase of $212,000 to goodwill for the three months ended September 30, 2007.

       Assets of Community Banking Systems, Ltd.

     On March 14, 2007, the Company executed an asset purchase agreement to acquire certain operating assets and liabilities from Community Banking Systems, Ltd. (“CBS”), in exchange for cash consideration of $4.8 million. In addition to the cash consideration at closing, the selling shareholders may be entitled to contingent consideration based on the financial performance of the business during the next twenty four months. Simultaneous with the execution of the asset purchase agreement, the Company entered into two-year employment agreements with two of the principal officers of CBS. The operating results of CBS are included with those of the Company beginning March 14, 2007. Pro forma financial results of CBS are not required due to the size of the transaction. The transaction was accounted for in accordance with SFAS No. 141, Business Combinations. The preliminary purchase price allocation is as follows:

(In thousands)

Purchase Price:
Cash	$4,650
Direct costs of acquisition	134

Total purchase price	$4,784

Value assigned to assets and liabilities:
Assets:
Cash	224
Accounts receivable/Unbilled accounts receivable	378
Prepaid and other current assets	15
Deferred tax assets	100
Property and equipment	68
Customer list (estimated life of ten years)	504
Acquired technology (estimated life of five years)	1,040
Non-compete (estimated life of three years)	170
Goodwill/unidentified intangibles	2,656
Liabilities:
Accounts payable	(89)
Accrued liabilities	(22)
Deferred revenue	(260)
Total net assets	$4,784

     The Company continues to evaluate and value the identifiable intangible assets and acquisition costs of CBS. The above preliminary purchase price allocation was adjusted in the third quarter based on the results of this ongoing analysis. The results of this ongoing analysis are reflected in the above purchase price allocation, and resulted in a net increase of $206,000 to goodwill for the three months ended September 30, 2007.

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

     The following table represents information necessary to calculate earnings per share for the three and nine months ended September 30, 2007 and 2006:

	Three Months		Nine Months
	Ended September 30		Ended September 30
	2007	2006	2007	2006
	(in thousands)		(in thousands)
Net income (loss) available to common shareholders	$92	$(458)	$(184)	$(2,059)

Weighted average common shares outstanding - basic	17,279	3,163	17,275	3,157
Plus additional shares from common stock equivalent shares:
Options	18	-	-	-
Diluted weighted average common shares outstanding	17,297	3,163	17,275	3,157

     For the nine months ended September 30, 2007 and 2006, there were approximately 54,000 options and 5.9 million employee stock options, warrants and Series B preferred shares, respectively, that were excluded from diluted earnings per share calculations, as their effects were anti-dilutive.

F. Legal Proceedings

     The Company is not currently a party to, and none of our material properties is currently subject to, any material litigation that the Company believes could have a material effect on its financial condition.

G. Segment Information

     The Company presents segment information in accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. Corporate overhead costs and interest have not been allocated to income before taxes of the retail inventory management services segment. As such, the disclosure below includes gross profit by segment.

     The following tables summarize the financial information concerning the Company’s reportable segments as of and for the three and nine months ended September 30, 2007 and 2006.

	Three Months Ended September 30, 2007			Three Months Ended September 30, 2006
		Retail			Retail
	Financial	Inventory		Financial	Inventory
	Institution	Management		Institution	Management
	Services	Services	Total	Services	Services	Total
	(In thousands)
Revenues	$12,303	$2,040	$14,343	$12,486	$2,025	$14,511
Gross Profit	$9,457	$1,829	$11,286	$9,792	$1,815	$11,607
Total expenditures for additions to long-lived assets	$808	$—	$808	$671	$—	$671

	Nine Months Ended September 30, 2007			Nine Months Ended September 30, 2006
		Retail			Retail
	Financial	Inventory		Financial	Inventory
	Institution	Management		Institution	Management
	Services	Services	Total	Services	Services	Total
	(In thousands)
Revenues	$35,977	$6,158	$42,135	$35,492	$6,148	$41,640
Gross Profit	$27,570	$5,532	$33,102	$28,452	$5,455	$33,907
Assets	$77,786	$3,292	$81,078	$74,290	$3,435	$77,725
Total expenditures for additions to long-lived assets	$3,376	$12	$3,388	$2,137	$12	$2,149
Goodwill	$30,561	$2,070	$32,631	$22,528	$2,070	$24,598

Total gross profit by segment reconciles to operating income as follows:

	Three Months		Nine Months
	Ended September 30		Ended September 30
	2007	2006	2007	2006
	(in thousands)		(in thousands)
Gross Profit	$11,286	$11,607	$33,102	$33,907
Less: Operating Expenses	(10,757)	(10,531)	(32,798)	(32,049)
Operating Income	$529	$1,076	$304	$1,858

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

Overview

     We provide a suite of technology-based products and services that assist community financial institutions in their efforts to compete more effectively with larger regional and national financial institutions. We believe that community financial institutions, which have traditionally competed on personalized service, are facing increasing challenges to improve their operating efficiencies and grow their customer base. These challenges include:

  growing competition with larger national and regional banks;

  the emergence of non-traditional competitors;

  the compression of margins on traditional products;

  the convergence of financial products into a single institution; and

  legislative changes accelerating the need for financial institutions to offer a wider range of products and services to their customers.

     We believe that these competitive pressures are particularly acute for community financial institutions, which in many instances lack the substantial capital and specialized personnel to address their technology needs internally. Our solutions enable our clients to focus on their core competencies while we assist them in addressing their product and technology needs. We provide our solutions primarily on an outsourced basis.

     The financial technology industry is currently characterized by significant acquisition activity, the introduction of new product and service offerings for financial institutions and an increased emphasis on security of customer data. We believe that these trends may result in greater opportunities for providers of financial technology.

     Historically, we have generated our revenues primarily from participation fees, software licenses fees, maintenance fees and insurance brokerage fees derived from BusinessManager, our accounts receivable financing solution, and from fees associated with our retail inventory management services product. For the three and nine months ended September 30, 2007, we derived approximately 39% and 40%, respectively, of our consolidated revenues from BusinessManager and approximately 14% and 15%, respectively, of our consolidated revenues from retail inventory management services. We expect to continue to generate a substantial portion of our revenues from these sources during the remainder of 2007. In recent years, our revenues from BusinessManager and retail inventory management services have declined from year-to-year, and this trend may continue. Partly as a result of the performance of our BusinessManager and retail inventory management services businesses, in December 2005 we broadened our focus to providing a suite of solutions primarily to community financial institutions. In connection with this shift in strategy we acquired the following companies during 2006:

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

In early 2007, we have continued to broaden our product offerings with the acquisitions of:

  Community Banking Systems, which added check imaging, report archival, and document imaging; and

  DataTrade, LLC, which added data conversion services, remote deposit, report management, interactive voice response, and checkscan.

     We now offer products and services to approximately 2,800 community financial institution relationships, which gives us an opportunity to cross-sell our full range of products and services across this client base.

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

  merchant and branch capture;

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

     Software License and Maintenance Fees. We receive software license fees from the sale of software associated with our accounts receivable financing solutions and our core data processing solution. Software license fees for our accounts receivable financing solutions consist of two components: a license fee and a client training and support fee. We receive these one-time fees on the initial licensing of our program to a client financial institution. Our license agreements have terms ranging from three to five years and are renewable for subsequent terms. We generate annual software maintenance fees from our client financial institutions. We license our core data processing product under standard license agreements that typically provide the client with a non-exclusive, non-transferable right to use the software. We generate annual software maintenance fees from our client financial institutions starting on the first anniversary of the core data processing license agreement and annually thereafter.

     ACH Origination and Processing, Remote Capture and Deposit Processing Fees. We license these products via up-front fees to financial institutions at the time of execution of the agreements, which are typically five-year contracts. We recognize these up-front fees when we complete customer implementation, which typically occurs within the first thirty days after contract execution. We also generate monthly fees for hosting services from each originator of ACH transactions, and we receive fees for each ACH transaction that occurs each month. We offer annual hosting and maintenance support to all of our financial institution clients for a fee that is generally equal to 16% to 20% of the up-front license fees.

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

     Document Imaging. We offer document management products to help banks and corporations organize and archive masses of business information. Imaging software is offered as a network-based system for scalable document imaging, scanning, and storage solutions. We earn license fees from the sale of software as well as installation and training fees. These fees are recognized as revenue upon completion of the installation of the software. We also generate annual software maintenance fees upon the installation completion.

     Data Conversion Services. We provide digital to digital conversion and migration services for document images, check images, computer reports (C.O.L.D) and data. We charge a fee per volume count of data to be converted. We recognize revenue for these services upon completion of the conversion and delivery of the converted data.

     Merchant and Branch Capture. With our acquisition of DataTrade, we also offer Merchant Capture as a remote deposit application that provides a bank’s commercial customers a means to capture check images, make electronic deposits, and improve treasury operations. Additionally, our remote deposit solutions provide banks with branch capture and a full function lockbox/remittance application. We license these products via up-front license fees as well as installation, testing, and training fees. We recognize these fees when installation is complete or as services are provided.

     Report Management and Voice Response Services. Our report management software provides digital report storage and management solutions to banks and corporations to securely store and retrieve digital report information via network or web connectivity. Our voice response services offer customers 24/7 access to information on all types of accounts to initiate transactions, check on other products and services and receive statement and invoice information through simple touchtone or speech commands. Similar to our document imaging products, we earn license fees from the sale of software as well as installation, implementation, testing, and training fees. We generate annual software maintenance fees upon completion of the installation or as services are provided.

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

     Other Products and Services

     We generate revenues from scanner equipment and printer sales, charges for our deposit acquisition direct mail program, hardware used with our document imaging and report management products, sales of standard business forms used in our BusinessManager program, and statement rendering and mailing.

     Historically, we have derived a significant portion of our revenues from fees associated with our accounts receivable financing solutions and retail inventory management services. While we believe that our recent acquisitions and product diversification will enable us to derive revenues from a broader mix of products and services, we anticipate that revenues derived from our accounts receivable solutions and inventory management services will continue to account for a substantial portion of our revenues in 2007.

Results of Operations

     The following table provides, for the periods indicated, the percentage relationship of the identified consolidated statement of operations items to total revenues.

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006
Revenues:
Financial institution services	80.6%	76.9%	78.9%	78.5%
Retail inventory management services	14.2	14.0	14.6	14.8
Other products and services	5.2	9.1	6.5	6.7
Total Revenues	100.0	100.0	100.0	100.0
Cost of Revenues:
Financial institution services	16.2	11.8	15.2	12.1
Retail inventory management services	1.5	1.4	1.5	1.7
Other products and services	3.6	6.8	4.7	4.8
Total Cost of Revenues	21.3	20.0	21.4	18.6
Gross Profit	78.7	80.0	78.6	81.4
Operating Expenses:
General and administrative	36.8	35.2	37.4	36.2
Selling and marketing	29.9	30.5	32.5	34.3
Research and development	4.3	2.4	3.7	2.0
Amortization	4.0	4.5	4.1	4.2
Other operating expense, net	0.1	0.1	0.1	0.3
Total Operating Expenses	75.1	72.7	77.8	77.0
Operating Income	3.6	7.3	0.8	4.4
Interest Expense, net	(1.8)	(6.0)	(1.4)	(5.9)
Income (Loss) before Taxes	1.8	1.3	(0.6)	(1.5)
Income Tax Expense (Benefit)	1.2	0.5	(0.2)	(0.5)
Net Income (Loss)	0.6%	0.8%	(0.4)%	(1.0)%

     Three and Nine Months Ended September 30, 2007 Compared to Three and Nine Months Ended September 30, 2006

     Total revenues for the three months ended September 30, 2007 decreased 1.2% to $14.3 million and for the nine month period ended September 30, 2007 revenues increased 1.2% to $42.1 million as compared to $14.5 million and $41.6 million for the comparable periods of 2006.

     Financial Institution Services. Financial institution services increased 3.6% and 1.7% to $11.6 million and $33.2 million for the three and nine month periods ended September 30, 2007 compared to $11.2 million and $32.7 million for the comparable periods ended September 30, 2006. Electronic processing revenue increased $1.4 million and $3.7 million for the three and nine months periods ended September 30, 2007, respectively. The increase is primarily attributable to revenues generated by the entities we acquired during the current year, which totaled $347,000 and $662,000 for products acquired through the acquisition of CBS and $668,000 and $956,000 for products acquired through the acquisition of DataTrade for the three and nine month periods ended September 30, 2007, respectively. These increases were offset by decreases in financial lending revenues of $955,000 and $3.1 million for the three and nine month periods ended September 30, 2007, respectively, primarily due to declining funding volume with our Business Manager product. As a percentage of total revenues, financial institution services revenues accounted for 80.6% and 78.9%, respectively, for the three and nine months ended September 30, 2007 compared to 76.9% and 78.5% for the comparable periods ended September 30, 2006. Our BusinessManager product represented 38.7% and 40.1% of total revenues, respectively, for the three and nine month periods ended September 30, 2007 compared to 44.5% and 47.4%, respectively, for the prior year periods.

     Retail Inventory Management Services. Retail inventory management services (“RMSA”) revenues totaled $2.0 million and $6.2 million for the three and nine months ended September 30, 2007 as compared to $2.0 million and $6.1 million for the three and nine months ended September 30, 2006. As a percentage of total revenues, retail inventory management services accounted for 14.2% and 14.6% for the three and nine month periods ended September 30, 2007 as compared to 14.0% and 14.8% for the comparable periods of 2006.

     Other Products and Services. Revenues from other products and services decreased 44.0% and 2.7% to $743,000 and $2.7 million for the three and nine month periods ended September 30, 2007 compared to $1.3 million and $2.8 million for the comparable periods of 2006. Other products and services include the sale of equipment associated with our remote capture and ACH products and hardware for our report management, merchant and branch capture, and imaging software products. For the three months ended September 30, 2007, the decrease in revenue is primarily due to a decline in scanner equipment sales, which is a result of increased sales for the comparable prior year period due to a supplier backlog during the first half of 2006 that was remedied during the three month period ended September 30, 2006. For the nine months ended September 30, 2007, the decrease in revenue is due to a decline in scanner equipment sales, which was partially offset by revenues from the CBS and DataTrade acquisitions. Revenues from other products and services accounted for 5.2% and 6.5% of total revenues for the three and nine months ended September 30, 2007 compared to 9.1% and 6.7% for the comparable periods of 2006.

     Cost of Revenues — financial institution services. Cost of revenues for financial institution services increased 36.2% and 27.0% to $2.3 million and $6.4 million for the three and nine months ended September 30, 2007 compared to $1.7 million and $5.1 million for the comparable periods of 2006. Of this increase, $266,000 and $460,000, for the three and nine month periods respectively, relate to the 2007 acquisitions of CBS and DataTrade. Additionally, costs associated with our electronic processing product and our deposit acquisition efforts increased by approximately $425,000 and $1.2 million, respectively, for the three and nine months ended September 30, 2007. These increases were partially offset by decreases of $100,000 and $315,000, respectively, in software development amortization for the three and nine month periods ended September 30, 2007 due to mature software development project costs becoming fully amortized. As a percentage of total revenues, cost of revenues for financial institution services increased to 16.2% and 15.2% for the three and nine months ended September 30, 2007 compared to 11.8% and 12.1% for the comparable periods of 2006.

     Cost of Revenues — retail inventory management services. Cost of revenues related to retail inventory management services totaled $211,000 for the three month period ended September 30, 2007 and decreased 9.7% to $626,000 for the nine month period ended September 30, 2007, which compares to $210,000 and $693,000 for the comparable periods of 2006. The nine month decrease is primarily due to lower salary and benefit expenses as a result of reduced headcount when compared to the prior period. As a percentage of total revenues, cost of sales for retail inventory management services was 1.5% for both the three and nine month periods ended September 30, 2007 compared to 1.4% and 1.7% for the comparable periods of 2006.

     Cost of Revenues — other products and services. Cost of revenues related to other products and services decreased 47.5% to $516,000 and increased by less than 1% to $2.0 million for the three and nine month periods ended September 30, 2007, which compares to $984,000 and $2.0 million, respectively, for the comparable periods of 2006. The decline for the three month period is primarily related to reduced scanner sales and other hardware associated with our deposit acquisition efforts. As a percentage of total revenues, cost of revenues for other products and services decreased to 3.6% and 4.7% for the three and nine months ended September 30, 2007 compared to 6.8% and 4.8% for the comparable periods of 2006.

     General and Administrative. General and administrative expenses increased 3.3% and 4.8% to $5.3 million and $15.8 million for the three and nine months ended September 30, 2007 compared to $5.1 million and $15.1 million for the comparable periods of 2006. General and administrative expenses include the cost of our executive, finance, human resources, information and support services, administrative functions and general operations. The increase for the nine month period is primarily due to the severance charges of $579,000 for the former president of GTI and other employee terminations. Additionally, the increase is attributable to the increased salary expense relating to new employees acquired with our 2007 acquisitions, offset by a reduction in discretionary bonus expense for the nine month period ended September 30, 2007. The remaining increase for the nine months ended September 30, 2007 relates to increases in accounting expenses associated with the Company’s ongoing Sarbanes-Oxley compliance efforts. As a percentage of total revenues, general and administrative expenses increased to 36.8% and 37.4% for the three and nine months ended September 30, 2007 compared to 35.2% and 36.2% for the comparable periods of 2006.

     Selling and Marketing. Selling and marketing expenses decreased 2.9% and 4.2% to $4.3 million and $13.7 million for the three and nine months ended September 30, 2007 compared to $4.4 million and $14.3 million for the comparable periods of 2006. Selling and marketing expenses include cost of wages and commissions paid to our sales force, travel costs of the sales force, recruiting for new sales and marketing personnel and marketing fees associated with direct and telemarketing programs. The decrease was primarily due to a decline in commission expense due to lower revenues associated with our financial lending products. As a percentage of total revenues, selling and marketing expenses were 29.9% and 32.5% for the three and nine months ended September 30, 2007 compared to 30.5% and 34.3% for the comparable periods of 2006.

     Research and Development. Research and development expenses increased 74.8% and 87.6% to $610,000 and $1.6 million for the three and nine months ended September 30, 2007 compared to $349,000 and $840,000 for the three and nine months ended September 30, 2006. Research and development expenses include the non-capitalizable direct costs associated with developing new versions of our software, as well as other software development projects that, in accordance with GAAP, we do not capitalize. The increase was primarily due to the level of research and development activities for our electronic processing products. As a percentage of total revenues, research and development expenses increased to 4.3% and 3.7% for the three and nine months ended September 30, 2007 compared to 2.4% and 2.0% for the three and nine months ended September 30, 2006.

     Amortization. Amortization expense decreased 11.6% and 0.1% to $572,000 and $1.7 million for the three and nine months ended September 30, 2007 compared to $647,000 and $1.7 million for the three and nine months ended September 30, 2006. These expenses include the expense associated with amortizing intangible assets, including identified intangibles recorded in connection with our 2007 acquisitions. The decrease for the three month period is due to reduced intangibles for the GTI acquisition in February 2006 as part of the Company’s purchase price analysis. As a percentage of total revenues, amortization expense decreased to 4.0% and 4.1% for the three and nine months ended September 30, 2007 compared to 4.5% and 4.2% for the three and nine months ended September 30, 2006.

     Other Operating Expense, Net. Other operating expense, net for the three and nine months ended September 30, 2007 totaled $13,000 and $27,000, respectively, compared to $9,000 and $133,000 for the comparable periods ended September 30, 2006. The nine month decrease is primarily due to an approximate $118,000 charge related to the write-off of debt issuance costs associated with an amendment to a prior debt facility on January 23, 2006.

     Operating Income. As a result of the above factors, the Company generated operating income of $529,000 and $304,000, respectively, for the three and nine months ended September 30, 2007, compared to operating income of $1.1 million and $1.9 million, respectively, for the three and nine months ended September 30, 2006. As a percentage of total revenue operating income was 3.6% and 0.8% for the three and nine months ended September 30, 2007 as compared to 7.3% and 4.4% for the three and nine months ended September 30, 2006, respectively.

     Interest Expense, Net. Interest expense, net, decreased 70.6% and 76.7% to $256,000 and $570,000 for the three and nine months ended September 30, 2007 compared to $871,000 and $2.4 million for the three and nine months ended September 30, 2006. The decrease for the nine months ended September 30, 2007 is primarily due to a decline in average debt outstanding in both the third quarter and first nine months of 2007 as compared to the same periods of 2006. Our average debt outstanding for the first nine months of 2007 was approximately $8.5 million compared to approximately $18.4 million for the first nine months of 2006, as a significant recapitalization was accomplished in October of 2006. For the three and nine month periods ended September 30, 2007, interest expense included approximately $30,000 and $90,000 of debt issuance cost amortization, respectively, as compared to the three and nine month periods ended September 30, 2006 in which interest expense included approximately $187,000 and $508,000 of debt issuance cost amortization.

     Income Tax Expense (Benefit). We had an income tax provision of $181,000 for the three months ended September 30, 2007 and an income tax benefit of $82,000 for the nine months ended September 30, 2007 compared to an income tax provision of $80,000 and an income tax benefit of $226,000, respectively, for the three months and nine months ended September 30, 2006. The income tax amount for the three months and nine months ended September 30, 2007 includes $217,000 of the $536,000 reserve relating to uncertain tax positions, which is currently being recognized in the tax provision as a component of the effective tax rate. Without this additional reserve, the Company’s effective tax rate is approximately 47.7% resulting in an income tax expense for the three months ended September 30, 2007 of $130,000 and an income tax benefit for the nine months ended September 30, 2007 of $127,000. We currently anticipate our effective tax rate to be approximately 68.3% in 2007 as compared to 38.7% in 2006.

Critical Accounting Policies

     Please refer to our Form 10-K for the year-ended December 31, 2006 for a complete discussion of our critical accounting policies, except for the required adoption of FIN 48 on January 1, 2007, as discussed in footnote B of our Notes to Consolidated Financial Statements - Unaudited included in this quarterly report.

Liquidity and Capital Resources

     The following table sets forth the elements of our cash flow statement for the following periods:

	Nine Months Ended
	September 30,
	2007	2006
Net cash provided by operating activities	$47	$3,968
Net cash used in investing activities	(11,832)	(18,464)
Net cash provided by financing activities	5,750	16,282

       Cash from Operating Activities

     Cash provided by operations for the nine months ended September 30, 2007 totaling $47,000 was primarily attributable to our operating results plus non-cash depreciation and amortization expense of $3.4 million, offset by changes in accounts payable of $1.1 million, accrued liabilities of $1.1 million, and accounts receivable of $896,000 during the nine month period ended September 30, 2007.

       Cash from Investing Activities

     Cash used in investing activities for the nine months ended September 30, 2007 totaling $11.8 million which consisted primarily of business acquisitions, purchases of fixed assets, and expenditures for software development costs. Total capital expenditures, including software development costs, totaled $3.4 million for the nine months ended September 30, 2007. These expenditures primarily related to the purchase of computer equipment, computer software, and software development activities. During the first nine months of 2007, we used approximately $4.6 million, net of cash acquired, to acquire the operating assets of Community Banking Systems and $5.8 million to acquire the operating assets of DataTrade. As compared to the first nine months of 2006, total cash used in investing activities was $18.4 million consisting primarily of business acquisitions, lease receivable collections, purchases of fixed assets and capitalization of software development costs.

       Cash from Financing Activities

     Cash from financing activities primarily relates to borrowings from our credit facility and repayments of non-recourse lease financing notes payable. During the first nine months of 2007, net cash provided by financing activities was $5.8 million and was attributable primarily to borrowings of $7.5 million from our amended and restated syndicated credit facility, offset by $2.2 million in repayments on non-recourse lease notes payable. For the first nine months of 2006, cash provided by financing activities totaled $16.3 million, and was attributable primarily to new borrowings of $15.5 million from our amended and restated syndicated credit facility, net of $543,000 in debt issuance costs, as well as the return of $500,000 in preferred dividends on the Series A preferred shares for the fourth quarter of 2005, which were subsequently paid-in-kind during 2006.

       Analysis of Changes in Working Capital

     As of September 30, 2007, we had working capital of approximately $3.8 million compared to working capital of approximately $5.7 million as of December 31, 2006. The change in working capital resulted primarily from a decrease in cash of $6.0 million and an increase in accounts receivable of $2.0 million, partially offset by decreases in accounts payable of $1.0 million and accrued liabilities of $1.5 million and a $1.2 million increase in deferred revenue. The decrease in cash and increases in accounts receivable and deferred revenue were primarily the result of completing the acquisitions in 2007.

     We believe that the existing, non-restricted cash, future operating cash flows, and availability from our amended and restated syndicated credit facility will be sufficient to meet our working capital, debt service and capital expenditure requirements for the next twelve months. Furthermore, we expect to be in compliance with the financial covenants of our syndicated credit facility throughout 2007. There can be no assurance that we will have sufficient cash flows to meet our obligations or that we will remain in compliance with the new covenants. Non-compliance with these covenants could have a material adverse effect on our operating and financial results.

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

     Obligations and Commitments for Future Payments as of September 30, 2007

     The following is a schedule of our obligations and commitments for future payments as of September 30, 2007:

		Payments Due by Period
		Less
		Than	1-2	3-4	5 Years &
Contractual Obligations	Total	1 Year	Years	Years	After
	(In thousands)
Revolving line of credit	$10,000	$—	$—	$10,000	$—
Capital lease obligations	1,166	479	439	248	—
Non-recourse lease notes payable	4,758	1,835	1,453	1,280	190
Operating leases	4,275	2,126	1,513	627	9
Total contractual cash obligations	$20,199	$4,440	$3,405	$12,155	$199

       Credit Agreement

     On November 30, 2006, we entered into a second amended and restated credit agreement with Bank of America, N.A., Wachovia Bank, N.A., and The People’s Bank of Winder. The Second Amended and Restated Credit Agreement amends and restates in its entirety the amended and restated credit agreement originally dated January 19, 2004, as amended and restated on January 23, 2006 and as further amended on February 17, 2006, April 5, 2006, May 3, 2006, June 15, 2006, and August 31, 2006. In the Second Amended and Restated Credit Agreement and the form of the Second Amended and Restated Note the parties thereto agreed to certain changes from the existing credit agreement, including the following:

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

     Our syndicated credit facility contains financial covenants, including the maintenance of financial ratios and limits on capital expenditures. We are required to maintain on a quarterly basis a ratio of Funded Debt (as defined in the credit agreement and generally including all liabilities for borrowed money) to EBITDA as defined in the debt agreement. We are required to maintain on a quarterly basis a ratio of Funded Debt to EBITDA not exceeding 3:1. This ratio is calculated (a) at the end of each fiscal quarter, using the results of the twelve-month period ending with the fiscal quarter and after giving pro forma effect, as defined in the debt agreement, to any acquisition made during such period and (b) on the date of any borrowing under the credit facility, using EBITDA for the most recent period and Funded Debt after giving pro forma effect to such borrowing. We are also required to maintain for the 12-calendar month period ending on the last day of each calendar quarter, a Fixed Charge Coverage Ratio (as defined) of 2:1. In addition, we may not acquire fixed assets (other than any equipment purchased by KVI Capital with proceeds of non-recourse loans) having a value greater than $5.0 million during any 12-month period ending with each fiscal quarter. The credit agreement also contains customary negative covenants, including but not limited to a prohibition on declaring and paying any cash dividends on any class of stock.

     As of September 30, 2007, we were in compliance with all restrictive financial and non-financial covenants contained in the syndicated credit facility.

Off-Balance Sheet Arrangements

     As of September 30, 2007 and as of the date of this report, we did not have any off-balance sheet arrangements as defined by Item 303(a)(4) of Regulation S-K.

Recent Accounting Pronouncements

       Income Taxes

     On January 1, 2007, the Company adopted the Financial Accounting Standards Board (“FASB”) Interpretation No. 48 (“FIN No. 48”) Accounting for Uncertainty in Income Taxes, which is an interpretation of SFAS No. 109, Accounting for Income Taxes. FIN No. 48 requires a company to evaluate all uncertain tax positions and assess whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Adoption of FIN No. 48 resulted in an accrual of approximately $456,000 related to uncertain tax positions, which were previously accrued as contingent liabilities, thus there was no cumulative adjustment to retained earnings. This uncertain tax position, if recognized, would not have an effect on the effective tax rate.

     During the quarter ended June 30, 2007, a new uncertain tax position was identified. As a result, the Company recorded an additional $217,000 reserve relating to the new uncertain tax position, which has been incorporated into the Company’s overall effective annual tax rate in the accompanying consolidated statements of operations, resulting in an effective tax rate of 68.3%. The Company’s overall statutory rate at September 30, 2007 was 38.5% which was the rate applied to the deferred tax asset balances. In addition, during the quarter ended September 30, 2007, the Company resolved one of the uncertain tax positions and reversed the $137,000 reserve previously accrued as a contingent liability. Therefore, the Company’s accrual for uncertain tax positions totaled $536,000 at September 30, 2007. The Company has elected to classify interest associated with uncertain tax positions as interest expense in the accompanying consolidated statements of operations. Additionally, penalties associated with uncertain tax positions will be classified as income tax expense in the accompanying consolidated statements of operations. There were no penalties and interest accrued as of January 1, 2007. For the three and nine months ended September 30, 2007, interest expense for uncertain tax positions totaled $11,000 and $23,000, respectively.

     We file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. We are no longer subject to U.S. federal tax examinations for any returns before 2004. State jurisdictions that remain subject to examination range from 2001 to 2006.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     We are subject to market risk from exposure to changes in interest rates based on our financing and cash management activities. Currently, our exposure relates primarily to our borrowings under our amended and restated syndicated credit facility, which accrue interest at LIBOR plus 1.375 basis points or the lender’s base rate (as defined), as we select. We are currently paying interest at an average rate of 7.3% per annum. As of September 30, 2007, $10.0 million was outstanding under this facility. Changes in interest rates that increase the interest rate on the credit facility would make it more costly to borrow under that facility and may impede our acquisition and growth strategies if we determine that the costs associated with borrowing funds are too high to implement those strategies. An increase or decrease of 1.0% in the interest rate on the syndicated credit facility would increase or decrease, respectively, our interest expense by approximately $100,000 per year.

Item 4T. Controls and Procedures

     Based on our management’s evaluation, with the participation of our chief executive officer and chief financial officer, as of September 30, 2007, the end of the period covered by this report, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”)) were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

     There were no changes in our internal control over financial reporting identified in the evaluation that occurred during the third quarter of fiscal year 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

     For the three and nine months ended September 30, 2007, we derived approximately 39% and 40%, respectively of our consolidated revenues from participation fees, license fees, insurance brokerage fees, and maintenance fees from BusinessManager, our accounts receivable financing solution, and approximately 14% and 15%, respectively, of our consolidated revenues from fees generated by RMSA, our retail inventory management services product. We expect to continue to generate a substantial portion of our revenues from BusinessManager and RMSA during 2007. In recent years, our revenues from BusinessManager and RMSA have declined from year-to-year. If our annual revenues from BusinessManager or RMSA continue to decline or begin to decline more rapidly, we may not be able to generate sufficient revenues from our other products or services to offset that decline. In addition, we cannot be certain that we will be able to continue to successfully market and sell BusinessManager to both financial institutions and their small business customers or successfully market and sell our RMSA services to small businesses. Our failure to do so, or any events that adversely affect BusinessManager or RMSA, would materially and adversely affect our overall business.

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

If our goodwill or amortizable intangible assets become impaired we may be required to record a significant charge to earnings. Under generally accepted accounting principles, we review our amortizable intangible assets for impairment annually and more frequently when events or changes in circumstances indicate the carrying value may not be recoverable. Factors that may be considered a change in circumstances indicating that the carrying value of our goodwill or amortizable intangible assets may not be recoverable include a decline in stock price and market capitalization, reduced future cash flow estimates, and slower growth rates in our industry. We may be required to record a significant charge to earnings in our financial statements during the period in which any impairment of our goodwill or amortizable intangible assets is determined, negatively impacting our results of operations.

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

     As an example of the risks of this nature that we faced in May 2006, our Goldleaf Technologies division suffered an attempt to redirect its clients’ customers to a phishing website to entice them to enter their personal financial information. To ensure the security of the network, Goldleaf Technologies temporarily suspended all Internet access to its website services. Although Goldleaf Technologies does not host any personal data for its community financial institution clients and consequently lost no data in the incident, the interruption of service, the inconvenience to its clients and their customers, the management time required to deal with the issue, and the potential loss of personal data by consumers who may have been enticed to enter their information on the false website have had and may continue to have an adverse effect on our financial performance and business reputation.

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

The Company depends on proprietary technology licensed from third parties; if the Company loses these licenses, it could delay shipments of products incorporating this technology and could be costly.

The Company's products use some of the technology that it licenses from third parties, generally on a nonexclusive basis. The Company believes that there are alternative sources for each of the material components of technology it licenses from third parties. However, the termination of any of these licenses, or the failure of the third-party licensors to adequately maintain or update their products, could delay the Company's ability to ship these products while it seeks to implement technology offered by alternative sources. Any required replacement licenses could prove costly. Also, any delay, to the extent it becomes extended or occurs at or near the end of a fiscal quarter, could harm the Company's quarterly results of operations. While it may be necessary or desirable in the future to obtain other licenses relating to one or more of the Company's products or relating to current or future technologies, the Company cannot assure that it will be able to do so on commercially reasonable terms or at all.

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

The Company has not yet been required to perform an assessment of its internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002 and the Company may, during its process, encounter delays in such process or deficiencies with respect to certain internal control practices.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, the Company is expected, beginning with its fiscal year ending December 31, 2007 to include in its annual report management’s assessment of the effectiveness of the Company’s internal control over financial reporting and the Company’s audited financial statements as of December 31, 2007. Furthermore, the Company’s independent registered public accounting firm will be expressing an opinion on the effectiveness of the Company’s internal control over financial reporting based on its audit. The Company is in the final stages of completing the documentation of its internal controls. Due to the number of controls to be documented and examined, the complexity of the project, as well as the subjectivity involved in determining effectiveness of controls, the Company cannot be certain that it will complete its Section 404 compliance work on a timely basis or, if it does, that all of the Company's internal controls will be considered effective. Therefore, the Company can give no assurances that its systems will satisfy regulatory requirements. If the Company fails to timely complete its Section 404 compliance work, including this assessment, or if the Company’s independent public accounting firm cannot timely attest to the Company's controls, the Company could be subject to regulatory sanctions and a loss of public confidence in its internal controls. Also, any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm the Company’s operating results or commercial relationships or cause the Company to fail to timely meet its regulatory reporting obligations. Any of these failures could have a negative effect on the trading price of the Company’s stock.

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

     As of December 31, 2006, we had total net operating losses, or NOLs, of approximately $47.8 million that will expire beginning in 2011 if not used. We acquired approximately $37.6 million of these NOLs in connection with our 2001 merger with Towne Services. Section 382 of the Internal Revenue Code limits the amount of NOLs available to us in any given year. This limitation permits us to realize only a small portion of the potential tax benefit of the NOLs each year. We estimate that we will be able to realize approximately $5.3 million of the Towne Services NOLs, which we recorded as a $1.9 million deferred tax asset at December 31, 2006. We may be unable to use all of these NOLs before they expire. We may be required to record a valuation allowance in our financial statements during any period in which it is determined that we will not be able to realize all of our NOLs.

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

Part II – Other Information
     Item 6. Exhibits

     The exhibits described in the following Index to Exhibits are filed as part of this quarterly report on Form 10-Q.

Exhibit
Number	Description of Exhibit
3.1	Amended and Restated Charter of the Company (incorporated by reference to Exhibit 3.1 of Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 33375013) filed with the SEC on May 3, 1999).
3.1.1	Charter Amendment dated August 9, 2001 (incorporated by reference to Exhibit 3.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).
3.1.2	Charter Amendment dated August 9, 2001 (incorporated by reference to Exhibit 3.4 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).
3.1.3	Charter Amendment dated January 16, 2004 (incorporated by reference to Exhibit B of the Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on December 29, 2003).
3.1.4	Charter Amendment dated January 23, 2006 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 26, 2006).
3.1.5	Charter Amendment dated January 24, 2006 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K with the SEC on January 26, 2006).
3.1.6	Charter Amendment dated May 4, 2006 and effective May 5, 2006 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on May 10, 2006).
3.1.7	Charter Amendment dated September 8, 2006 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on September 8, 2006).
3.2	Second Amended and Restated Bylaws of the Company incorporated by reference to Exhibit 3.2 of Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-722;75013) filed with the SEC on May 3, 1999).
3.2.1	Bylaws Amendment dated January 20, 2004 (incorporated by reference to Exhibit 3.2.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).
10.1	Employment Agreement between the Company and John R. Polchin dated August 28, 2007. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on August 31, 2007).
10.2	Advisor Agreement between the Company and J. Scott Craighead, dated August 14, 2007. (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on August 15, 2007).
31.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Chief Executive Officer.
31.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer.
32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 — Chief Executive Officer.
32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 — Chief Financial Officer.

Signatures

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Goldleaf Financial Solutions, Inc.
(Registrant)

Date: November 14, 2007	By:	/s/ G. Lynn Boggs
G. Lynn Boggs
Chief Executive Officer

Date: November 14, 2007	By:	/s/ John R. Polchin
John R. Polchin
Chief Financial Officer