Form 10-K
period 2007-12-31
GOLDLEAF FINANCIAL SOLUTIONS INC.
filed 2008-03-18
CIK 1069469

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-K
CHECK ONE:

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007,
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
Yes ☑ No ☐
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
Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer; or a smaller reporting company (as defined in Exchange Act Rule 12b-2).
Large accelerated filer ☐     Accelerated filer ☑     Non-accelerated filer☐     Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐ No ☑
     The aggregate market value of Registrant’s voting stock held by non-affiliates of the Registrant, computed by reference to the price at which the stock was sold, or average of the closing bid and asked prices, as of June 30, 2007 was approximately $79,267,325.
     On March 12, 2008, 19,168,784 shares of the Registrant’s no par value Common Stock were outstanding.
     The following documents are incorporated by reference into Part III of the Form 10-K: the Registrants’ definitive proxy materials for its 2008 annual meeting of shareholders.
     Our principal executive offices are located at 9020 Overlook Boulevard, Brentwood, Tennessee, and our telephone number is (615) 221-8400. We also maintain a website at www.goldleaf.com. On our website we provide links to copies of the annual, quarterly and current reports that we file with the Securities and Exchange Commission, any amendments to those reports, and all Company press releases. Investor presentations are also frequently posted on our website. Copies of our code of ethics and the charters of our board committees also are available on our website. We will provide investors copies of these documents in electronic or paper form upon request, free of charge.

NOTE REGARDING FORWARD-LOOKING STATEMENTS
     This report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements relate to future economic performance, plans and objectives of management for future operations and projections of revenues and other financial items that are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management. The words “expect,” “estimate,” “anticipate,” “believe” and similar expressions are intended to identify forward-looking statements. We make forward-looking statements in Items 1, 1A, 2, 5, 7, 7A and 9A of this report. Some of the forward-looking statements relate to our intent, belief or expectations regarding our strategies and plans for operations and growth. Other forward-looking statements relate to trends affecting our financial condition and results of operations and our anticipated capital needs and expenditures. These statements involve risks, uncertainties and assumptions, including industry and economic conditions, competition and other factors discussed in this and our other filings with the SEC. These forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and actual results may differ materially from those that are anticipated in the forward-looking statements. Other forward-looking statements relate to trends affecting our financial condition and results of operations and our anticipated capital needs and expenditures. See Item 1A, Risk Factors, for a description of some of the important factors that may affect actual outcomes.
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
PART I
Item 1. Business.
General
     Goldleaf offers a complete spectrum of deposit automation and payment processing solutions for financial institutions of all sizes, regardless of footprint and across all channels of their enterprise. We provide a suite of technology-based products and services that help financial institutions serve their customers better, improve their operational efficiency, enhance their competitive position, increase their profitability and help them satisfy regulatory requirements. We focus on the needs and interests of financial institutions and strive to provide our clients with proven, user-friendly technologies, coupled with superior customer service. In addition to the suite of solutions we offer to financial institutions, we also offer products and services to small businesses. As of December 31, 2007, we had approximately 3,000 financial institution relationships.
We generate revenue from three main sources:
❖	financial institution services;

❖	retail inventory management services; and

❖	other products and services.
     Financial Institution Services
     Revenue from financial institution services includes:
❖	deposit automation (including remote capture) and processing fees;

❖	check imaging fees;

❖	ACH origination and processing fees;

❖	core data processing and image processing fees;

❖	software license and maintenance fees;

❖	professional services fees;

❖	participation fees and insurance brokerage fees;

❖	leasing revenues;

❖	financial institution website design and hosting fees;

❖	report archival fees;

❖	document imaging fees;

❖	data conversion services fees;

❖	report management fees; and

❖	voice response fees.

Recent Expansion of Business Focus
     Prior to 2005, our business was primarily focused on providing accounts receivable financing solutions and retail inventory management services. Since 2005, we have made a number of strategic acquisitions designed to offer a broader range of products and services to meet the technology needs of financial institutions. On December 9, 2005, we merged with Captiva Solutions, LLC (“Captiva”), adding core, item and image processing services to our product suite. In connection with the Captiva merger, Captiva’s chief executive officer, Lynn Boggs, became our chief executive officer. On January 18, 2006, we acquired the assets of P.T.C. Banking Systems, Inc. (“P.T.C.”), adding full-featured teller automation systems to our product suite. On January 31, 2006, we acquired Goldleaf Technologies, adding ACH origination and processing, remote check capture and deposit processing, and financial institution website design and hosting. On March 14, 2007, the Company executed an asset purchase agreement to acquire certain operating assets and liabilities from Community Banking Systems, Ltd. (“CBS”), adding in-house item and image processing services, document imaging, and a payment exchange platform for correspondent financial institutions. On May 1, 2007, the Company acquired certain operating assets and liabilities of DataTrade, LLC (“DataTrade”), adding digital image conversion services, voice response banking systems, and a deposit automation platform. On January 17, 2008, the Company acquired Alogent Corporation (“Alogent”), adding deposit automation and back-office item processing solutions for Tier I and Tier II financial institutions. We expect, however, that in 2008 we will continue to generate a substantial portion of our revenues from our accounts receivable financing solutions. Our revenues from those sources, however, have declined from year-to-year in recent years. To grow our revenues, we intend to focus on offering our newly expanded suite of technology-based products and services to financial institutions, including our existing clients.
Our Industry
     We believe that a large number of financial institutions, which have traditionally competed on personalized service, are facing increasing challenges to improve their operating efficiencies. These challenges include continued competition with non-traditional competitors, the compression of margins on traditional products and the convergence of financial products into a single institution. Recent legislation has allowed non-traditional competitors, such as insurance companies and brokerage houses, to enter the market for traditional banking products. In addition, financial institutions are under increasing pressure to reduce costs while continuing to offer a broader array of products and services. At the same time, the cost and complexity of delivering these products and services have increased as the widespread introduction of new technology has forced financial institutions to deliver their products and services through ATMs, telephone, wireless devices and the Internet. Legislative changes have also accelerated the ability of financial institutions to offer wider ranges of products and services to their customers. In addition, financial institutions are required by law to evaluate the effectiveness of their information technology systems periodically. This obligation, together with ongoing technology upgrades and phase-outs, creates a frequent need for institutions to evaluate the replacement of their information technology systems. We believe that these competitive pressures are particularly acute for community financial institutions, which lack the substantial capital and specialized personnel to address their technology needs internally. Integration issues are the largest factor for larger financial institutions in utilizing technology to deliver products and services.
     According to technology research provided by industry analysts, financial institutions were expected to spend approximately $374 billion on technology in 2007 and are expected to spend more in 2008. Our target market of financial institutions range in size from de novo banks to Tier I institutions with more than $50 billion in assets. We estimate that there are more than 17,000 of these financial institutions. These financial institutions were projected to process 53.6 billion transactions in 2007, growing to 78.2 billion transactions by 2010. With the acquisition of Alogent, we now have the ability to serve the payment technology needs of financial institutions, regardless of size or type of delivery required.
     During the past several years, there has been significant consolidation in the financial technology industry. We believe that this consolidation creates the potential for disruption of customer-focused offerings. For example, a large company that acquires an industry competitor may decide to discontinue a particular product or service formerly provided by that competitor, or the acquiring company may move, promote or terminate sales or operational personnel who have the primary relationships with a financial institution. We believe that ongoing consolidation in our industry has adversely affected customer service and has facilitated higher demand for a technology provider that focuses on customer service and the unique technology needs of financial institutions.
Our Solution
     We offer a suite of technology-based products and services specifically targeted to financial institutions. Developing and using these services on an outsourced basis allows financial institutions to provide and deliver a broad range of products and services to their retail, small business, and corporate customers. In addition, our management, sales, operational and customer support personnel have significant industry experience, which enables us to better understand and meet the needs of financial institutions. Our products and services help financial institutions:
     Focus on Customer Relationships and Compete More Effectively. We believe that customers of financial institutions are seeking personalized, relationship-based service focused on the local market and its business needs. We provide our financial institution clients with a broad array of proven products and services that appeal to all customer segments. As a result, we believe we enable our clients to attract a broad range of customers, to maintain and expand their relationships with those customers and to compete more effectively with competitors. Additionally, we employ approximately 26 business development managers who are dedicated to providing end-user marketing support for the products and services we provide to financial institutions directly to their customers.
     Rapidly Implement Advanced Technologies. Financial institutions generally lack sufficient capital and human resources to develop and implement advanced technologies internally. We offer a suite of proven, advanced technology products and services that a financial institution needs to effectively compete in today’s marketplace. By using our products and services, financial institutions can quickly gain access to sophisticated, integrated, user-friendly technologies and services that they might not be able to acquire, implement or develop in a timely, cost-effective manner.
     Improve Operating Efficiencies. By taking advantage of our outsourced solutions, our clients can improve their operating efficiencies without having to make large up-front capital expenditures or recruit and retain the specialized personnel required to develop, update and run these systems. We also offer our clients the flexibility to use our technology solutions on an in-house basis. Furthermore, we specialize in integrating our solutions to the other systems and workflows that exist in the financial institution, which enables them to respond more quickly to changes in the technology demands of their customers.
Our Strategy
     Our business strategy is to grow our revenue and earnings organically as well as through acquisitions. The key components of our business strategy are to:
     Focus on Client Relationships. We intend to continue providing financial institutions with a high degree of customer service, flexible customization of products and services, and a dedicated focus on their local community and business needs. We have hired and will continue to hire employees with strong relationships in the financial institutions industry who can help us strengthen our client relationships and provide better customer care. In addition to our dedicated sales representatives and local sales consultants, our senior executives develop ongoing relationships with existing and prospective clients, and our dedicated customer service and technical support personnel work closely with our existing clients. To reinforce our focus on serving the needs of our financial institution clients, we promote and reward a corporate culture that is focused on exceptional customer service.

     Cross-Sell to Our Customer Base. We seek to increase the products and services we provide to our clients. We now have over 3,000 financial institution relationships, which we believe gives us an attractive market for cross-selling opportunities. We intend to grow our revenues by cross-selling additional products and services to our clients that do not currently use our full range of products and services. In 2007, over 50% of all sales were to existing clients.
     Expand Our Client Base through Multiple Channels. To build and expand distribution channels for our suite of products and services, we intend to leverage our relationships with banking organizations, such as state and national banking associations and bankers’ banks. Bankers’ banks are local or regional business organizations that provide banking products and services for financial institutions that cannot efficiently offer them due to cost, location, lack of resources, or other circumstances. We now have relationships with three bankers’ banks, and we intend to continue to develop and expand mutually beneficial relationships with other bankers’ banks and other financial correspondent providers that will enhance our growth. We also intend to add sales and product specialists throughout our targeted markets and build name recognition through advertising and trade shows.
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
     Pursue Strategic Acquisitions and Alliances. We intend to continue to expand our suite of products and services through strategic acquisitions and alliances that will accelerate our internal growth. We will continue to explore acquisitions of businesses and products that will complement our existing client offerings in order to better serve our target markets and to expand our client base.
     Attract and Retain Capable Employees. We believe attracting and retaining high-quality employees is essential to our continued growth and success.
Our Products and Services
     Financial Institution Services
     In our financial institutions services segment, we provide products and services that help financial institutions serve their customers better, increase the efficiency of their operations, improve their competitive position in the marketplace, and boost their bottom-line profitability, while satisfying regulatory requirements. We are committed to the needs and interests of financial institutions and strive to upgrade, enhance or acquire complementary products and services to ensure that our customers receive the latest technology. By taking advantage of our technology and operating solutions, our customers can improve their operating efficiencies without allocating the expenses and resources necessary to develop or maintain similar systems themselves. Our customers get the benefit of our products and services without having to maintain personnel to develop, integrate, update and run these systems, and without having to make large up-front capital expenditures to implement these advanced technologies.
     ACH Origination and Processing
     Our Goldleaf suite of ACH origination and processing solutions helps financial institutions to strengthen existing relationships and build new ones by offering a service that lowers a customer company’s processing costs, improves its cash flow, and benefits its employees. In turn, this service benefits the financial institution by increasing customer retention and satisfaction, generating interest income and reducing its back room processing costs.
     Goldleaf Client® gives financial institutions a brandable, Internet-based origination solution with online file delivery. Goldleaf Client® eliminates costly onsite software installation and frustrating modem file transmission by using the most cost-effective delivery channel available — the Internet. We believe Goldleaf Client® delivers greater control for financial institutions with online administration and a user-friendly solution for an unlimited number of commercial originators.
     Many institutions are eager to establish an ACH origination program, but they do not know how to get started. This process can be simplified with our Goldleaf Manager® processing solutions. By leveraging over a decade of experience in software design and implementation, the transaction process is streamlined in a standardized manner, ensuring accuracy and reducing risk. Combined with our Goldleaf Client® origination solutions, industry leading on-site training, and toll-free support for our financial institutions and originators, Goldleaf Manager® can guide the implementation of an effective, profit-producing program.
     Item Processing and Check Imaging
     Increased technological development, regulatory changes, and changing banking practices have created a demand for faster, more efficient electronic handling of bank documents, including checks. The need to reduce labor, research time and the cost of postage has increased the demand for check imaging solutions. The 2004 passage of the Check Clearing for the 21st Century Act (Check 21) has removed certain legal obstacles to electronic check clearing, and has facilitated the use of check truncation and check imaging. Check imaging involves creating digital images through the use of a camera attached to a sorter. As each check passes through the sorter, the camera takes its picture. Images of insufficient checks, stop payments and large dollar checks are presented online to bank operations staff for review. Financial institutions employ check imaging as part of their efforts to reduce operating costs and provide enhanced banking services to their customers.
     In our item processing operations, we provide a turnkey solution for check imaging activities that provides our customers the ability to offer check imaging either on an in-house basis through the purchase of our proprietary software solution or on an outsourced basis through our data center without a large capital expenditure. Our systems deliver a suite of check imaging products, including front and back imaging for customer statements, clearing and settlement, reconciliation and automated exception processing. Customers may print multiple check images in check sequence on a single page for inclusion in monthly statements, thereby reducing postage costs. This system allows bank employees and bank customers to retrieve imaged checks on personal computers to facilitate signature verification and improve research. We provide these services through our service bureau operations using third- party software systems.
     With the passage of Check 21, financial institutions can present, and are legally required to accept, image replacement documents that meet the necessary legal requirements of Check 21. We provide a suite of deposit automation solutions that gives our financial institution clients the ability to image checks at the point of presentment, including both the branch front and back counter, ATM, cash vault, correspondent banks, and via remote deposit to corporations and small businesses on either an in-house or outsourced basis. Our Remote Deposit Express product enables financial institutions to extend this solution to their small business customers. Small business customers benefit by no longer having to physically travel to a financial institution branch to deposit their checks because they can scan and transmit deposits electronically. Our remote check capture and deposit processing product saves time for the small business and potentially extends the cut-off for receiving credit for deposited funds on the same day. In addition, it allows the financial institution to increase core customer deposits more easily by removing the geographic barrier. With remote deposit, a financial institution can have a small business customer outside of its branch footprint because proximity to a branch is no longer necessary.

     Core Data Processing
     We provide software and systems that meet our customers’ core data processing requirements, including general ledger, loan and deposit operations, financial accounting and reporting, and customer information file maintenance. Our products and services provide superior flexibility and improve customer service throughout the financial institution. Most of our customers outsource their processing activities to our data centers located in Denver, Colorado, and Atlanta, Georgia, while others install our systems in-house and perform the processing functions themselves.
     Financial institutions can have our core systems installed and operate them in-house using their own personnel. Most of our customers, however, use one of these systems through a service bureau arrangement. Under this type of arrangement, we house and maintain the software at one of our data centers, and we process our customers’ data each business day. This arrangement allows customers to focus on core competencies by outsourcing their data processing needs, which gives them access to our processing systems without the expense of maintaining in-house processing operations.
     BusinessManager®
     BusinessManager® enables financial institutions to manage accounts receivable financing from the purchase of receivables from small businesses to the ongoing processing, billing, and tracking of these receivables. The financial institutions either process the transactions themselves or outsource this activity to our in-house processing facility. To automate the process further, we offer electronic links for the financial institutions and their small business customers through secure connections to our Internet portal, BusinessManager.com. We also provide integration with Intuit’s Quickbooks™, which many small businesses use.
     Our network of local sales consultants, or Business Development Managers (“BDMs”), helps our client financial institutions develop new marketing strategies and promotes the use of BusinessManager®. Once a client financial institution contracts to use BusinessManager®, our BDMs help the client financial institution design, implement and manage the sale of the BusinessManager® accounts receivable financing program to the client financial institution’s small business customers and prospects. Using a database of likely small business customers of the program, the BDMs generally work directly with the client financial institutions’ commercial loan officers to target and meet with qualified small business customers as part of the direct sale of the program to these businesses. Once the client financial institution has signed up a new small business customer, our BDMs continue to work with the small business customer in conjunction with the financial institution loan officer to ensure proper implementation and post-implementation support. We also help design the appropriate procedures and controls to successfully implement BusinessManager® in order to minimize risk to our client financial institutions.
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
     MedCashManager
     MedCashManager is a proven program that enables banks to broaden their portfolio, generate fee income, and increase core deposits. Creditworthy yet cash flow constrained medical facilities can receive cash for accounts receivable every day by selling them to their financial institution. These sales are at a discount on a full-recourse basis, with a flexible cash collateral reserve. MedCashManager matches each financial institution client with one of our BDMs to help make programs successful.
     Credit and Fraud Insurance
     Our insurance brokerage subsidiary offers two insurance products for the BusinessManager® and MedCashManager solutions. Both products are primarily underwritten by Coface North America, a unit of The Coface Group, and one of the nation’s major multi-line insurers. Accounts receivable credit insurance protects the client bank and/or its small business customers from default in payment of the receivable. Fraud insurance protects the client bank from two types of fraudulent acts by the client banks’ small business customers: fraudulent invoices and diversion of customer payments.
     Financial Institution Leasing
     We offer a turn-key leasing solution to community financial institutions that consists of lease structuring and pricing, lease equipment procurement, monthly processing and servicing, and off-lease equipment sales. Most community financial institutions have historically avoided the leasing business because of its complexity. As a result, many of the community financial institutions’ customers are leasing equipment through other financing sources, including larger super regional and national financial institutions. This use of other financing sources puts the overall customer relationship at risk and also results in the community financial institution missing additional revenue opportunities. Our solution allows a community financial institution to brand its own leasing program and to offer a comprehensive leasing option to commercial businesses in its market. The financial institution’s involvement is limited to what it does best, which is loan money to finance the leased equipment based on the creditworthiness of the lessee. The loan for the leased equipment under this arrangement is structured as a non-recourse note payable to us, and we in turn use the funds to acquire the leased asset and close the lease with the lessee. The financial institution also receives an origination fee based on the cost of the leased equipment as well as the interest yield on each non-recourse note issued to finance each lease.
     LineManager®
     LineManager® is an information tool, enabling asset-based lenders to monitor the activity and quality of the assets that are the collateral for their loans. We believe that much of the processing and reporting for asset-based loans is currently done on a manual basis in cycles geared more toward the calendar than the actual underlying business activity. LineManager®, which is offered on an application service provider, or “ASP,” basis automates and electronically updates the borrowing base in a virtual real-time environment. LineManager® brings together in an on-line environment data drawn directly from a debtor’s accounting system with parameters set up in our system by the financial institution. Because the data exchange and reporting downloads can be done at almost any time, we believe that we give asset-based lenders access to higher quality audit information while debtors have a lower cost of administration and compliance for their outstanding loan balances.
     LendingNetwork™
     Our LendingNetwork™ offers “outside the box” financing from a group of 22 commercial lenders in the industry. Businesses facing financial hurdles may need to use non-traditional collateral, yet they have challenges common to all businesses, including maximizing cash flow, meeting payroll, continuing operations, and managing seasonal fluctuations. The LendingNetwork enables our financial institutions to provide their customers an alternative after being declined for a traditional line of credit and/or BusinessManager®.

     Financial Institution Website Design and Hosting
     Almost all financial institutions seek to have a sophisticated and dynamic website. Our website design and hosting services for financial institutions provides everything a financial institution typically desires. We provide conceptual, functional, and useful web solutions. The process of designing each financial institution website is well defined and highly efficient based on years of experience in designing and hosting websites. A financial institution using our services can select from a multitude of options for their website. We currently have designed and host over 665 financial institution websites across the United States.
     Related Products and Services
     Our customer service and technical support departments provide coverage 24 hours a day, seven days a week. Our trained customer service and technical support personnel enhance our ability to offer reliable, secure, and automated solutions. Our customer service departments are responsible for educating and assisting our customers in the use of our services. Our technical support department is generally responsible for consulting with our customers regarding technical issues and for solving any technical problems brought to their attention by our customer service department. Our technical support department is also responsible for maintaining our backup systems and for coordinating the disaster recovery services maintained by some of our information processing customers.
     To complement our product and service offering described above, we provide a variety of related services, software products and equipment. Our ancillary products and services include:
•	WinTELLER® — an online teller platform system;

•	WinGUARD® — a transactional fraud detection solution;

•	CaptureFIRST® — branch image capture and signature verification;

•	Loan and Deposit Platform Automation

•	Internet Banking and Bill Payment

•	CollectionsManager® — an online debt collection service;

•	IdentificationManager — United State Patriot Act verification tool; and

•	Marketing Services — outsourced targeted marketing services for financial institutions.
     Retail Inventory Management — RMSA
     For many small retailers, their most critical success factor is inventory management. Purchasing the appropriate stock items and in the appropriate quantities enables the retailer to avoid overstocking and under stocking, both of which can adversely affect the retailer’s cash flow and operations results.
     Large chain retailers, which generally have greater resources than local or regional retailers, usually can employ their own full-time in-house staffs to perform inventory forecasting. RMSA’s primary objective is to provide this type of support to local and regional retail businesses. We believe that between 30,000 and 90,000 retail businesses fit the profile of a RMSA client. RMSA’s inventory planning software (“Freedom”) is unique in the industry as a result of its ability to provide retailers with a ten-month “forecast” of inventory needs based on a “bottom-up” approach to planning. RMSA’s system looks at the performance of individual classifications of inventory in each store, as opposed to most inventory management services, which are “top down” systems. Top down plans base inventory needs on the overall company targets, as opposed to looking at individual store performance.
Sales and Marketing
     We seek to retain and expand our financial institution client base and to help our clients drive end user adoption rates for their small business customers. As of December 31, 2007, we had approximately 104 employees involved in direct sales, marketing, and business development activities. As of that date, our financial institutions sales team was composed of approximately 40 sales representatives and product specialists who sell our suite of products and services. Because they have the ability to sell or internally refer our full range of products and services, our sales representatives can capitalize on their relationships with financial institutions by cross-selling additional products and services to existing clients.
     We have approximately 26 business development managers who work closely with our community financial institution clients to sell a portion of our products to small businesses. These sales professionals use our database marketing tools to provide a detailed analysis of small businesses that are likely candidates for our products in the financial institution’s prospective market area. We also sell and market our retail inventory management services through analysts located throughout the United States and Canada. As of December 31, 2007, we employed 38 such analysts. The average RMSA analyst has been with RMSA for more than 19 years and has more than 20 years’ experience in the retail sector.
     Our marketing efforts consist of sponsorship and attendance at trade shows, email newsletters, print media advertisement placements, direct mail, telemarketing and national and regional marketing campaigns. We also conduct a user group meeting, which enables us to keep in close contact with our clients and demonstrate new products and services to them. Our marketing efforts also include obtaining referrals and endorsements from our clients and various banking-related organizations including bankers’ banks, the Independent Community Bankers Association, and the American Bankers Association.
     Dedicated sales forces, inside sales teams, and technical sales support teams conduct our sales efforts for our two market segments and are overseen by regional sales managers. Our dedicated sales executives are responsible for sales activities focused on acquiring new core customers. Our account executives nurture long-term relationships with our client base and cross-sell our complementary products and services. Our inside sales force markets specific complementary marketing services to our existing customers, which increases end-user adoption among our financial institution clients. We also have a dedicated sales force responsible for new customers for our acquired businesses targeted outside our core customer base. All sales force personnel have responsibility for a specific territory. The sales support teams write business proposals and contracts and prepare responses to requests-for-proposal regarding our software and hardware solutions. All of our sales professionals receive a base salary and performance-based commission compensation.
     We continue to sell and support selected products and solutions in the Caribbean and Central America as a result of our Goldleaf Technologies acquisition. Our international sales have accounted for less than 1% of our total revenues in each of the three years ended December 31, 2007, 2006, and 2005.

Government Regulation
     Our current and prospective community financial institution clients operate in markets that are subject to substantial federal and state regulatory oversight and supervision. We are not required, however, to be licensed by the Office of the Comptroller of the Currency, the Board of Governors of the Federal Reserve System, the Office of Thrift Supervision, the FDIC, the National Credit Union Administration or any other federal or state agency that regulates or supervises depository institutions or other providers of financial services. Since we do provide products and services to regulated entities, we are subject to examination under the authority of the Bank Service Company Act and must comply with the Gramm-Leach-Bliley Act of 1999 and additional laws and regulations that apply to depository and financial institutions. These regulators have broad supervisory authority to require the correction of any deficiencies or other negative findings identified in any such examination.
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
Legal Proceedings
     We are from time to time a party to legal proceedings that arise in the normal course of business. We are not currently involved in any material litigation, the outcome of which would, in management’s judgment based on information currently available, have a material adverse effect on our results of operations or financial condition, nor is management aware of any such litigation threatened against us.
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
     Financial Institution Product and Service Offerings Other Than BusinessManager®. In our financial institution services business, we compete with several national and regional companies in certain of our product offerings, including Jack Henry & Associates, Open Solutions, John H. Harland Company, and Fidelity National Financial. Many of our current and potential competitors have longer operating histories, greater name recognition, larger customer bases and substantially greater financial, personnel, marketing, technical and other resources than we do. The principal competitive factors affecting the market for our services include price, quality and reliability of service, degree of product and service integration, ease of use of products and service features. There has been significant consolidation among providers of information technology products and services to financial institutions, and we believe this consolidation will continue in the future.
     BusinessManager®. In our receivables financing product offering, the market for small business financial services continues to be intensely competitive, fragmented and rapidly changing. We believe that we compete effectively as a result of our highly trained and motivated sales force as well as the functionality of BusinessManager®. We face primary competition from companies offering products to financial institutions similar to BusinessManager. Only a limited number of companies offer similar comprehensive solutions, including marketing on behalf of the client financial institution. We believe that we are the largest of such companies in terms of revenue, number of client financial institutions, and size of our dedicated sales force. We believe that other firms typically offer software, but not sales support, to the financial institutions.
     We compete with financial institutions that use their internal information technology departments to develop proprietary systems or purchase software from third parties to offer similar services to small businesses. We also compete with providers of traditional sources of financing to small businesses such as lines of credit, amortizing loans, and factoring. Many financial institutions and other traditional providers of financing are much larger and more established than we are. Most providers of traditional sources of financing and financial institutions that have already established relationships with small businesses may be able to use their relationships to discourage these customers from using our BusinessManager® solution or persuade them to replace our products with their products. We expect that competition will increase as other established and emerging companies enter the accounts receivable financing market, as new products and technologies are introduced and as new competitors enter the market, some of which may market via the Internet.
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
Intellectual Property and Other Proprietary Rights
     We regard intellectual property and related proprietary rights as important to our success. We rely on a combination of copyright, trademark and trade secret laws, confidentiality procedures and contractual provisions to protect our proprietary technology. We also enter into confidentiality and proprietary rights agreements with our employees, consultants and other third parties to try to control access to our proprietary information. In addition, we have a number of non-exclusive licenses from third parties that allow us to incorporate their software in our product offerings. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products, independently develop products similar to ours, or obtain and use information that we regard as proprietary.
     In addition to a portfolio of trade secrets and registered and unregistered copyrights and trade marks, we have filed a United States patent application and a related continuation-in-part covering an invention related to remote check deposits. The United States Patent and Trademark Office is examining the patent application and related continuation-in-part.
Employees
     At March 1, 2008, we employed 487 people.

Item 1A. Risk Factors
RISK FACTORS
     This section summarizes certain risks, among others, that shareholders and prospective investors should consider. Many of these risks are discussed in other sections of this report. If any of the following risks actually occurs, our business, financial condition or results of operations could be materially adversely affected. In such case, the trading price of our common stock could decline and you could lose all or part of your investment. These risks are not the only ones we face. Additional risks of which we are presently unaware or that we currently consider immaterial may also impair our business operations and hinder our financial performance.
Risks Related to Our Business
We generate a significant amount of our revenues from our accounts receivable financing solution and our retail inventory management services, and those revenues have declined in recent years. If these trends continue, our financial performance may be materially and adversely affected.
     For the fiscal year ended December 31, 2007, we derived approximately 38.8% of our consolidated revenues from participation fees, license fees, insurance brokerage fees, and maintenance fees from BusinessManager®, our accounts receivable financing solution, and approximately 14.5% of our consolidated revenues from fees generated by RMSA, our retail inventory management services product. We expect to continue to generate a substantial portion of our revenues from BusinessManager® and RMSA during 2008. In recent years, our revenues from BusinessManager® declined from year-to-year. If our annual revenues from BusinessManager® continue to decline or begin to decline more rapidly, we may not be able to generate sufficient revenues from our other products or services to offset that decline. In addition, we cannot be certain that we will be able to continue to successfully market and sell BusinessManager® to both financial institutions and their small business customers or successfully market. Our failure to do so, or any events that adversely affect BusinessManager®, would materially and adversely affect our overall business.
The loss of our chief executive officer or other key employees could have a material adverse effect on our business.
     Lynn Boggs, our chief executive officer, has substantial experience in our industry. Although we maintain key man life insurance on Mr. Boggs and we have an employment agreement with him, our client and marketing relationships would likely be impaired and our business would likely suffer if, for any reason, we lost the services of Mr. Boggs. In addition, we believe that our success depends on the continued contribution of a number of our other executive officers or key employees. The loss of services of any of these individuals would similarly adversely affect our business. During the fiscal year ended December 31, 2007, we experienced employee turnover in the position of chief financial officer, which has contributed to the material weakness in our internal controls disclosed in this report. There is no guarantee that this turnover will not affect our operations and results, particularly if we continue to have instability at this position.
Acquisitions could result in integration difficulties, unexpected expenses, diversion of management’s attention and other negative consequences.
     Our growth strategy is partly based on making acquisitions. We plan to continue to acquire complementary businesses, products, and services. We must integrate the technology, products and services, operations, systems and personnel of acquired businesses, including our recent acquisitions, with our own and attempt to grow the acquired businesses as part of our company. The integration of other businesses is a complex process and places significant demands on our management, financial reporting, technical capabilities and other company resources. The successful integration of businesses we acquire is critical to our future success, and if we are unsuccessful in integrating these businesses, our financial and operating performance could suffer. The risks and challenges associated with acquisitions include:
•	the inability to centralize and consolidate our financial, operational, and administrative functions with those of the businesses we acquire;

•	our management’s attention may be diverted from other business concerns;

•	the inability to retain and motivate key employees of an acquired company;

•	our entrance into markets in which we have little or no prior direct experience;

•	the inability to prepare and file with the SEC in a timely manner the required financial statements of businesses we acquire;

•	litigation, indemnification claims, and other unforeseen claims and liabilities that may arise from the acquisition or operation of acquired businesses;

•	the costs necessary to complete integration exceeding our expectations or outweighing some of the intended benefits of the acquisitions we close;

•	the inability to maintain the client relationships of an acquired business; and

•	the costs necessary to improve or replace the operating systems, products, and services of acquired businesses, which may exceed our expectations.
     We may be unable to integrate our acquisitions with our operations on schedule or at all. We cannot assure you that we will not incur significant accounting charges or other expenses in connection with any of our acquisitions or that our acquisitions will result in cost savings or sufficient revenues or earnings to justify our investment in, or our expenses related to, these acquisitions. Acquisitions could also result in material impairment charges as we review our acquired assets. We may acquire companies that have significant deficiencies or material weaknesses in their internal control over financial reporting, which may cause us to fail to meet our reporting obligations, cause our financial statements to contain material misstatements, and harm our business and operating results.
If we are unable to successfully integrate the business operations of companies we acquire in the future into our business operations, we will not realize the anticipated potential benefits from these acquisitions and our business could be adversely affected.
     Any future acquisitions we complete will involve the integration of companies that have previously operated independently and may be in markets that are new to us. Successful integration of future acquired businesses with our business entails numerous challenges and will depend on our ability to consolidate operations, systems and procedures, eliminate redundancies, and reduce costs. If we are unable to do so, we may not realize any anticipated potential benefits of the acquisitions, and our business and results of operations could be adversely affected.

Because our business involves the electronic storage and transmission of data, security breaches, and computer viruses could expose us to litigation and adversely affect our reputation and revenue.
     Our online transaction processing systems electronically store and transmit sensitive business information of our clients. The difficulty of securely storing confidential information electronically has been a significant issue in conducting electronic transactions. We may be required to spend significant capital and other resources to protect against the threat of security breaches and computer viruses, or to alleviate problems caused by security breaches or viruses. To the extent that our activities or the activities of our clients involve the storage and transmission of confidential information, security breaches and viruses could expose us to claims, litigation and other possible liabilities. Any inability to prevent security breaches or computer viruses could also result in interruptions of service to our clients, which could cause existing clients to lose confidence in our systems and could inhibit our ability to attract new clients.
If we incur losses, we could experience difficulty meeting our business plan and our stock price could decline.
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
     In recent years, revenues generated by our accounts receivable financing solution and retail inventory management services have declined. We cannot guarantee that our revenues will not continue to decline. If we are unable to grow our business and revenues, our operating results and financial condition would be adversely affected.
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
     If we are unsuccessful in closing sales after expending significant funds and management resources or if we experience delays as discussed above, our business, financial condition, and results of operations will be materially and adversely affected.
Competition, restrictions under our credit facility, market conditions, and other factors may impede our ability to acquire other businesses and may inhibit our growth.
     We anticipate that we may derive a portion of our future growth through acquisitions. The success of this strategy depends on our ability to:
•	identify suitable acquisition candidates;

•	reach agreements to acquire these companies;

•	obtain necessary financing on acceptable terms; and

•	successfully integrate the operations of these businesses.
     In pursuing acquisitions, we may compete with other companies that have similar growth strategies. Many of these competitors are larger and have greater financial, operational, and technical resources than we have. This competition may inhibit our ability to acquire businesses that could improve our growth or expand our operations.

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
     The market for financial institutions and small business financial services is highly competitive. We face primary competition from a number of companies that offer to financial institutions products and services that are similar to ours, and many of these competitors are much larger and have more resources than we do. Community financial institution clients that offer BusinessManager®, our accounts receivable financing solution, compete with other financial institutions and financing providers that offer lines of credit, amortizing loans, factoring and other traditional types of financing to small businesses. Many of these other financial institutions and financing providers are much larger and more established than we are, have significantly greater resources, generate more revenues and have greater name recognition. In addition, as we expand our service offerings, we may begin competing against companies with whom we have not previously competed. Increased competition may result in price reductions, lower profit margins and loss of our market share, any of which could have a material adverse effect on our business, operating results and financial condition. Both our traditional and new competitors may develop products and services comparable or superior to those that we have developed or adapt more quickly to new technologies, evolving industry trends or changing small business requirements.
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
     Others may assert infringement claims against us in the future with respect to our current or future products and services, and we cannot be certain that those claims would be resolved in our favor. Although we are not currently engaged in any dispute of that nature, any infringement claims resolved against us could have a material adverse effect on our business, operating results, and financial condition.

The failure of our network infrastructure and equipment could have a material adverse effect on our business.
     Failure of our network infrastructure and equipment, as well as the occurrence of significant human error, a natural disaster or other unanticipated problems, could halt our services, damage network equipment and result in substantial expense to repair or replace damaged equipment. In addition, the failure of our telecommunication providers to supply necessary services to us could also interrupt our business, particularly the application hosting and transaction processing services we offer to our client financial institutions via secure Internet connections. The inability to supply these services to our clients could negatively affect our business, reputation, operating results, and financial condition. Currently, we have only one core data and two item processing centers. Interruption in our processing or communications services could delay transfers of our clients’ data, or damage or destroy the data. Any of these occurrences could result in litigation or loss of clients and could also harm our reputation.
We rely on the technological infrastructure of our client financial institutions and their individual customers, and any failure of that infrastructure could have a material adverse effect on our revenue and our business.
     The success of the products and services we offer depends, to some extent, on the technological infrastructure and equipment of our client financial institutions and their small business customers. We provide application hosting and transaction processing services to our clients that require some level of integration with the client’s technological infrastructure. Proper technical integration with our clients is critical to our being able to provide our services. A failure of a client’s infrastructure for any reason could negatively affect our business, financial condition and results.
Increased fraud committed by small businesses and increased uncollectible accounts of small businesses may adversely affect our accounts receivable financing business.
     Small business customers of our financial institution clients sometimes fraudulently submit artificial receivables to our clients. In addition, small business customers may keep cash payments that their consumers mistakenly send to them instead of our financial institution clients. Our clients are also susceptible to uncollectible accounts from their small business customers. Many of our clients purchase insurance through us to insure against some of these risks. If the number and amount of fraudulent or bad debt claims increase, our clients may decide to reduce or terminate their use of our accounts receivable financing products and services, reducing our ability to attract and retain revenue-producing clients and to cross-sell our other products and services to them. Further, the insurance carrier that provides coverage for our insurance products may increase rates or cancel coverage, reducing our ability to produce revenue and reducing our margins on that business.
We could be sued for contract or product liability claims that exceed our available insurance coverage, which could have a material adverse effect on our business, financial condition and results of operations.
     Failures in the products and services we provide could result in an increase in service and warranty costs or a claim for substantial damages against us. We can give no assurances that the limitations of liability in our contracts would be enforceable or would otherwise protect us from liability for damages. We maintain general liability insurance coverage, including coverage for errors and omissions in excess of the applicable deductible amount. We can give no assurances that this coverage will continue to be available on acceptable terms or that it will be available in sufficient amounts to cover one or more large claims, or that the insurer will not deny coverage as to any future claim. The successful assertion of one or more large claims against us that exceeds available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or coinsurance requirements, could have a material adverse effect on our business, financial condition, and results of operations. Further, litigation could result in substantial cost to us and divert management’s attention from our operations. In addition, because some of our products and services affect the core business processes of our community financial institution clients, a failure or inability to meet a client’s expectations could seriously damage our reputation and negatively affect our ability to attract new business.
We may not have adequate capital to support our planned growth, which could significantly impair our ability to add new products or services.
     A significant part of our growth plans rests on the development of new products, the completion of strategic acquisitions, and the formation of strategic alliances. To execute our growth plans as we intend, we may need additional capital. Market conditions at the time we need this capital may preclude access to new capital of any kind or to capital on terms acceptable to us. Any of these developments could significantly hinder our ability to add new products or services, pursue strategic acquisitions, or enter into strategic alliances.
If our products and services contain errors, we may lose clients and revenues and be subject to claims for damages.
     Our products and services may have undetected errors or failures, despite testing by our current and potential clients and by us. If we discover errors after we have introduced a new or updated product to the marketplace, we could experience, among other things:
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
     The introduction of new technologies and financial products and services can render existing technology products and services obsolete. We expect other vendors to introduce new and enhanced products and services that will compete with our current products and services. To be successful, we must anticipate evolving industry trends, continue to apply advances in technology, enhance our existing products and services and develop or acquire new products and services to meet the demands of our clients. We may not be successful in developing, acquiring or marketing new or enhanced products or services that respond to technological change or evolving client needs. We may also incur substantial costs in developing and employing new technologies. If we fail to adapt to changes in technologies, we could lose clients and revenues, and fail to attract new clients or otherwise realize the benefits of costs we incur.
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
     Our financial institution clients are subject to the supervision of several federal, state and local government regulatory agencies, and we must continually ensure that our products and services work within the extensive and evolving regulatory requirements applicable to our financial institution clients. Regulation of financial institutions, especially with respect to accounts receivable services such as BusinessManager®, can indirectly affect our business. While the use of our products by financial institutions is either not subject to, or is currently in compliance with, banking regulations, a change in regulations or the creation of new regulations on financial institutions, including modifying a financial institution’s ability to offer products and services similar to ours, could prevent or lessen the use of our products and services by financial institutions, which would have a substantial negative effect on our business and operations.
Current economic conditions could negatively affect demand for our products and services.
     General economic conditions affect the financial institutions that use our products and services. As a result, unfavorable economic conditions, such as losses by financial institutions from sub-prime mortgages and the resulting conditions in the credit markets, could negatively impact our sales to new clients, as well as upgrades or complementary sales to existing clients. In addition, the effects of the current economic conditions on financial institutions could result in a decrease in usage of our products and services by our financial institution clients and their customers. This could have a material adverse effect on our business, financial condition and results of operations.
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
     We believe that we have prepared our financial statements in accordance with generally accepted accounting principles and the SEC’s regulations. We base these financial statements on our interpretation of those regulations, our use of estimates and assumptions and our internal controls. We may make faulty judgments, errors and mistakes regarding these matters. As a result of the complexity of these matters and our rate of growth, our financial statements may contain or may in the future contain mistakes or errors. If we are required to restate our financial statements, it is highly likely that the price of our stock will decline significantly. Further, any exchange on which our stock may then be traded may suspend trading of our stock, in which case it is highly likely that the market price of our stock will fall significantly when trading resumes.

If we fail to maintain adequate internal controls over financial reporting, then our business and operating results could be harmed.
     Internal controls over financial reporting are processes designed to provide reasonable assurances regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP. We have disclosed material weaknesses in our internal controls over financial reporting in Item 9A — Controls and Procedures of this report. A failure to correct these material weaknesses may cause us to fail to meet our reporting obligations, cause our financial statements to contain material misstatements and harm our business and operating results. Even after correcting these material weaknesses, our internal controls may not prevent all potential errors, because any control system, regardless of its design, can provide only reasonable, and not absolute, assurance that the objectives of the control system will be achieved.
Complying with Section 404 of the Sarbanes-Oxley Act of 2002 may strain our resources and distract management.
     We have complied with Section 404 beginning with this annual report for our 2007 fiscal year. We have incurred material costs and spent significant management time to comply with Section 404. As a result, management’s attention has been diverted from other business concerns, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.
In complying with Section 404 of the Sarbanes-Oxley Act of 2002, we have detected material weaknesses in our internal controls.
     This annual report on Form 10-K contains, among other matters, an assessment of the effectiveness of our internal control over financial reporting as of the end of our 2007 fiscal year, including a statement that our internal controls over financial reporting are not effective. In the course of our evaluation and testing of internal controls, we may identify other areas for improvement in the documentation, design and effectiveness of our internal controls, and these areas of improvement may be material. We may discover further material weaknesses in the course of our ongoing testing. Any disclosure of that type may result in a material decline in the trading price of our common stock.
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
     As of December 31, 2007, we had available net operating losses, or NOLs, of approximately $48.0 million that will expire beginning in 2027 if not used. We acquired approximately $37.6 million of these NOLs in connection with our 2001 merger with Towne Services. Section 382 of the Internal Revenue Code limits the amount of NOLs available to us in any given year. This limitation permits us to realize only a small portion of the potential tax benefit of the NOLs each year. We estimate that we will be able to realize approximately $6.6 million of the Towne Services NOLs, which we recorded as a $2.5 million deferred tax asset at December 31, 2007. We may be unable to use all of these NOLs before they expire. As such, a valuation allowance has been recorded against certain of the Company’s state NOL deferred tax assets as of December 31, 2007.
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
     Item 1B. Unresolved Staff Comments.
     None.
     Item 2. Properties.
     In March 2000, we signed a ten-year lease for approximately 45,000 square feet of office space in a building in Brentwood, Tennessee. This leased space houses our headquarters, processing, insurance and other staff offices. We also lease approximately 36,000 square feet of office space in a building in Atlanta, Georgia. This leased space extends to October 2013, and houses a portion of our executive management and an item processing and imaging center. Our retail inventory management services group is based in Riverside, California where we lease 14,200 square feet of office space. The term for this space expires August 31, 2013. We also lease approximately 7,500 square feet of office space in Denver, Colorado for our core and item processing services. This lease expires July 31, 2008. Through our acquisition of Goldleaf Technologies in 2006, we lease approximately 12,000 square feet of office space in a building in Brentwood, Tennessee. This office space has been vacated and the majority has been subleased. The lease has approximately three years remaining, and the remaining unit is currently being marketed to sublease occupants.
     Item 3. Legal Proceedings.
     We are not currently a party to, and none of our material properties is currently subject to, any material litigation. We currently have routine litigation pending that is incidental to our business.
     Item 4. Submission of Matters to a Vote of Security Holders.
     None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
     Our common stock is currently traded on The Nasdaq Global Market under the designation “GFSI”. As of March 11, 2008, there were approximately 116 shareholders of record. The closing price on March 11, 2008 was $2.44. The following table sets forth representative bid quotations of the common stock for each quarter of 2007 and 2006 as provided by NASDAQ. The following bid quotations reflect interdealer prices without retail mark-ups, markdowns, or commissions, and may not necessarily represent actual transactions.

	BID QUOTATIONS
For the year ended December 31, 2007	HIGH	LOW
First Quarter	$6.92	$5.65
Second Quarter	$6.75	$5.16
Third Quarter	$5.51	$3.09
Fourth Quarter	$3.22	$1.45

For the year ended December 31, 2006	HIGH	LOW
First Quarter	$9.00	$5.30
Second Quarter	$10.05	$7.50
Third Quarter	$8.90	$4.41
Fourth Quarter	$7.00	$5.24
     Under the terms of the Bank of America credit facility described more fully elsewhere in this report, we are prohibited from declaring and paying cash dividends on our common shares.
Equity Compensation Plans
     We currently have stock options outstanding under seven separate stock option plans known as the Private Business, Inc. 2005 Long Term Equity Incentive Plan (the “2005 Plan”), the Private Business, Inc. 2004 Equity Incentive Plan (the “2004 Plan”), the Private Business, Inc. 1999 Amended and Restated Stock Option Plan (the “1999 Plan”), the Towne Services 1996 Stock Option Plan, the Towne Services, Inc. 1998 Stock Option Plan, the Towne Services, Inc. Director Stock Option Plan and the Towne Services Non-Qualified Stock Option Plan. We also have options outstanding under individual stock option grants that are not governed by the terms of a stock option plan but that were made pursuant to a single form of option grant (we refer to those grants as the 1994 Plan). All of the Towne Services stock option plans have been terminated, and no future stock options will be granted under these plans. There are 16,583 stock options issued and outstanding under the Towne Services plans; 1,441,293 stock options issued and outstanding under the 2005 Plan; 95,600 stock options issued and outstanding under the 2004 Plan; 258,596 stock options issued and outstanding under the 1999 Plan; and 41,067 options issued and outstanding under the 1994 Plan.
     The following table provides information about our equity compensation plans in effect as of December 31, 2007, aggregated for two categories of plans, those approved by shareholders and those not approved by shareholders.
Equity Compensation Plan Information

Number of Securities
	Number of Securities		Remaining Available for
	to be Issued Upon	Weighted-Average	Future Issuance Under
	Exercise of	Exercise Price of	Equity Compensation Plans
	Outstanding Options,	Outstanding Options,	(Excluding Securities
	Warrants and Rights	Warrants and Rights	Reflected in Column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by shareholders	1,853,139	$7.50	881,785
Equity compensation plans not approved by shareholders	—	—	—
Total	1,853,139	$7.50	881,785

Item 6. Selected Financial Data.
     The following selected financial data is derived from our audited consolidated financial statements and should be read in conjunction with those financial statements, including the related notes thereto. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” All earnings per share amounts have been adjusted for the 1-for-5 reverse stock split that occurred in September 2006 in conjunction with our secondary public offering. The data reflected herein may not be indicative of our future results or financial condition. See item IA, Risk Factors, for a description of some of the important factors that may affect actual outcomes.

	YEAR ENDED DECEMBER 31,
(in thousands, except per share data)	2007	2006	2005	2004	2003
Statement of Income Data:
Revenues	$56,669	$55,651	$38,351	$39,649	$42,730

Operating income (loss)	$1,271	$(1,125)	$4,075	$2,834	$4,440

Income(Loss) from operations before income taxes	$682	$(3,722)	$3,694	$2,632	$2,948

Income tax provision (benefit)	1,258	(750)	1,359	62	1,150

Net (loss) income	$(576)	$(2,972)	$2,335	$2,570	$1,798

Preferred stock dividends, deemed distributions, and accretion	—	(19,386)	(2,160)	(2,056)	(160)

Net (loss) income available to common stockholders	$(576)	$(22,358)	$175	$514	$1,638

(Loss) earnings per diluted common share	$(0.03)	$(3.62)	$0.06	$0.17	$0.58

Balance Sheet Data (at Year-end):

Cash and cash equivalents	$2,648	$6,760	$137	$7	$1,586

Working capital (deficit)	3,094	5,707	2,249	(158)	(2,045)

Total assets	81,650	75,150	36,557	21,371	27,085

Long-term debt, net of current portion	10,000	2,500	8,509	1,776	20,227

Total stockholders’ equity (deficit)	50,362	49,254	16,853	13,396	(4,368)

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following is a discussion and analysis of our financial condition and results of operations and should be read in conjunction with our consolidated financial statements and related notes, and with the information contained in “Selected Consolidated Financial Data,” included elsewhere in this annual report. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could vary materially from those indicated, implied or suggested by these forward-looking statements as a result of many factors, including those discussed in “Risk Factors” and elsewhere in this annual report. For an overview of our business segments, including a description of products and services that we provide, see the section entitled “Business.”
Recent Developments
     On January 17, 2008 we completed the acquisition of Alogent for an aggregate purchase price of $42.6 million. We paid to the shareholders and option holders of Alogent $32.8 million in cash, $2.8 million in shares of our common stock, and $7.0 million in promissory notes convertible into shares of our common stock. The price for our common stock was $1.47 per share. A portion of the purchase price equal to $1.0 million in cash and convertible notes with an aggregate face value of $2.8 million has been deposited into escrow to guarantee the indemnification obligations of the Alogent shareholders. The indemnification obligations of the Alogent shareholders are generally subject to a deductible of $100,000 and a cap equal to the portion of the purchase price put into escrow. The escrow term is for a period of 15 months.
     The Convertible Notes, which were executed by the Company and delivered to the Alogent shareholders on the closing date, have a 24 month term and a 7.0% annual interest rate payable quarterly in arrears. The principal under the convertible notes is convertible, at the option of the holder, into shares of our common stock at a conversion price of $4.50 per share.
     On January 17, 2008 we also amended the Second Amended and Restated Credit Agreement dated November 30, 2006 by and among the Company, Bank of America. The Peoples Bank and Wachovia Bank. The parties to the amendment agreed to certain changes to the Credit Agreement, including the following:
•	the Revolving Loan Commitment was increased by $5.0 Million to $45.0 Million;

•	the limit on annual Capital Expenditures was increased from $5.0 million to $7.0 million;

•	two additional applicable interest rates were added to the pricing grid, with a maximum level of LIBOR plus 3% (or base rate plus 0.50%), determined by the Funded Debt to EBITDA Ratio (as defined);

•	the Funded Debt to EBITDA Ratio (as defined) was increased to 4.2 with a graduated step-down through 2008 to 3.0 for 2009 and beyond;

•	a Senior Funded Debt to EBITDA Ratio (as defined) was added, beginning at 3.5 with a graduated step down to 3.0 for the fourth quarter of 2008 and beyond; and

•	consent was given for the Alogent acquisition.
     We borrowed $32.0 million against the revolving loan commitment to fund the Alogent acquisition.
     On January 30, 2008, we entered into an Interest Rate Swap Agreement with Bank of America in the notional amount of $20.0 million. The swap expires on November 30, 2009. Under the swap, the Company and Bank of America have agreed to exchange interest payments on the notional amount. We have agreed to pay a fixed interest rate of 2.95%, and Bank of America has agreed to pay a floating interest rate equal to the one-month LIBOR rate. The first interest payment is due on March 8, 2008 for both parties. We entered into the swap in order to mitigate risk associated with the floating interest rate paid by the Company under the Credit Agreement.
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
     Historically, we have generated our revenues primarily from participation fees, software licenses fees, maintenance fees and insurance brokerage fees derived from BusinessManager, our accounts receivable financing solution, and from fees associated with our retail inventory management services product. For the year ended December 31, 2007, we derived approximately 38.8% of our consolidated revenues from BusinessManager and approximately 14.5% of our consolidated revenues from retail inventory management services. We expect to continue to generate a substantial portion of our revenues from these sources during 2008. In recent years, our revenues from BusinessManager have declined from year-to-year, and this trend may continue.
     Given the above trends in the performance of our BusinessManager and retail inventory management services products, we decided in December 2005 to broaden our strategy to add other products and services that we believed offered greater opportunity for future growth, with the goal of providing a suite of solutions primarily to community financial institutions. We accomplished this shift in strategy by acquiring:
•	Captiva, which added core data processing as well as image and item processing;

•	P.T.C., which added teller automation systems;

•	Goldleaf Technologies, which added ACH processing, remote capture processing, and website design and hosting;

•	Community Banking Systems, which added check imaging, report archival, and document imaging;

•	DataTrade, LLC, which added data conversion services, remote deposit, report management, document imaging, interactive voice response, web banking, and checkscan; and

•	Alogent Corporation, which added additional deposit automation solutions, remote deposit automation, ATM deposit automation, cash vault deposit automation, interbank exchange, and check processing.
Revenues
     We generate revenue from three main sources:
•	financial institution service fees;

•	retail inventory management services fees; and

•	other products and services.
     Financial Institution Service Fees
     Financial institution service fees include:
•	deposit automation (including remote capture) and processing fees;

•	check imaging fees;

•	ACH origination and processing fees;

•	core data processing and image processing fees;

•	software license and maintenance fees;

•	professional service fees;

•	participation fees and insurance brokerage fees;

•	leasing revenues;

•	financial institution website design and hosting fees;

•	report archival fees;

•	document imaging fees;

•	data conversion services fees;

•	report management fees; and

•	voice response fees.
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
     Leasing Revenues. We offer equipment leasing services to some of our clients. We have no credit risk exposure for these leases. Our leases fall into two categories: direct financing leases and operating leases. For direct financing leases, the investment in direct financing leases caption consists of the sum of the minimum lease payments due during the remaining term of the lease and unguaranteed residual value of the leased asset. We record the difference between this sum and the cost of the leased asset as unearned income. We amortize unearned income over the lease term so as to produce a constant periodic rate of return on the net investment in the lease. For leases classified as operating leases, we record the leased asset at cost, depreciate the leased asset, and record lease payments as rent income during the period earned.
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
     Document and Check Imaging. We offer document management products to help banks and corporations organize and archive masses of business information. Imaging software is offered as a network-based system for scalable document imaging, scanning, and storage solutions. We earn license fees from the sale of software as well as installation and training fees. These fees are recognized as revenue upon completion of the installation of the software. We also generate annual software maintenance fees upon the installation completion.
     Data Conversion Services. We provide digital to digital conversion and migration services for document images, check images, computer reports (C.O.L.D) and data. We charge a fee per volume count of data to be converted. We recognize revenue for these services upon completion of the conversion and delivery of the converted data.
     Report Management, Report Archive and Voice Response Services. Our report management software provides digital report storage and management solutions to banks and corporations to securely store and retrieve digital report information via network or web connectivity. Our voice response services offer customers 24/7 access to information on all types of accounts to initiate transactions, check on other products and services and receive statement and invoice information through simple touchtone or speech commands. Similar to our document imaging products, we earn license fees from the sale of software as well as installation, implementation, testing, and training fees. We generate annual software maintenance fees upon completion of the installation or as services are provided.
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
     Historically, we have derived substantially all of our revenues from fees associated with our accounts receivable financing solutions and retail inventory management services. While we believe that our acquisitions and product diversification will enable us to derive revenues from a broader mix of products and services, we anticipate that revenues derived from our accounts receivable solutions and inventory management services will continue to account for a substantial portion of our revenues in 2008 and for a period thereafter.
Results of Operations
     The following table sets forth, for the periods indicated, the percentage relationship of the identified consolidated statement of operations items to total revenues.

	Year Ended December 31,
	2007	2006	2005
Revenues:

Financial institution services	78.9%	78.6%	76.3%
Retail inventory management services	14.5	14.7	22.6
Other products and services	6.6	6.7	1.1

Total revenues	100.0	100.0	100.0
Cost of revenues:
Financial institution services	15.2	12.5	7.1
Retail inventory management services	1.5	1.6	2.6
Other products and services	4.8	4.7	0.6

Gross profit	78.5	81.2	89.7
Operating expenses:
General and administrative	36.9	41.1	31.6
Selling and marketing	31.0	33.6	45.7
Research and development	4.1	2.0	0.7
Amortization	4.2	3.6	1.1
Loss on extinguishment of debt	0.0	2.9	0.0
Other operating	0.1	0.0	0.0

Total operating expenses	76.3	83.2	79.1

Operating income (loss)	2.2	(2.0)	10.6
Interest expense, net	(1.0)	(4.7)	(1.0)
Income (loss) before income taxes	1.2	(6.7)	9.6
Income tax provision (benefit)	2.2	(1.3)	3.4

Net (loss) income	(1.0)%	(5.4)%	6.2%

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006
     Total revenues increased 1.8% to $56.7 million for the year ended December 31, 2007, compared to $55.7 million for the year ended December 31, 2006.
     Financial Institution Service Fees. Financial institution service fees increased $1.0 million, or 2.2%, to $44.7 million for the year ended December 31, 2007, compared to $43.7 million for the year ended December 31, 2006. The increase was primarily due to an increase in revenues of $3.2 million attributable to our acquisitions of Community Banking Systems and DataTrade. Also contributing to the increase was an increase in Remote Deposit revenues of $1.4 million, partially offset by a decline in Business Manager revenues of approximately $3.8 million. This decline in BusinessManager revenue is due to a lower volume of receivables purchased by our customers during 2007 as compared to 2006. In 2007, total receivables purchased were $3.3 billion, compared to $3.6 billion in 2006. As a percentage of total revenues, financial institution service fees increased to 78.9% during 2007 compared to 78.6% in 2006.
     Retail Inventory Management Services. Retail inventory management services fees remained consistent at $8.2 million for 2007 and 2006. As a percentage of total revenues, retail inventory management services fees accounted for 14.5% during 2007 compared to 14.7% in 2006.
     Other Products and Services. Revenues from other products and services remained consistent at $3.8 million for 2007 and $3.7 million for 2006. As a percentage of total revenues, other products and services accounted for 6.6% during 2007 compared to 6.7% in 2006.
     Cost of Revenues — financial institution service fees. Cost of revenues related to financial institution service fees increased 23.7% to $8.6 million for the year ended December 31, 2007 compared to $7.0 million for the year ended December 31, 2006. This increase is primarily due to an increase of $700,000 related to the new financial institution products acquired by the Company in its 2007 acquisitions. Additionally, costs associated with our electronic processing product offerings increased approximately $1.1 million, as well as costs with our deposit acquisition program increased $326,000 for the period ended December 31, 2007. These increases were partially offset by decreases of $158,000 in software development amortization and $227,000 associated with our leasing product for the period ended December 31, 2007. As a percentage of total revenues, cost of sales for financial institution service fees increased to 15.2% for the year ended December 31, 2007 compared to 12.5% for the year ended December 31, 2006.
     Cost of Revenues — retail inventory management services. Cost of revenues related to retail inventory management services decreased 7.0% to $842,000 for the year ended December 31, 2007 compared to $905,000 for the year ended December 31, 2006. The decrease is a result of the change in how the forecast services are produced and delivered. As a percentage of total revenues, cost of sales for retail inventory management services decreased to 1.5% for the year ended December 31, 2007 compared to 1.6% for the year ended December 31, 2006.
     Cost of Revenues — other products and services. Cost of revenues related to other products and services increased 4.0% to $2.7 million for the year ended December 31, 2007 as compared to $2.6 million for the year ended December 31, 2006. This increase is primarily due to incremental costs associated with the sale of products acquired by the Company in its 2007 acquisitions of Community Banking Systems and DataTrade of $315,000 and $222,000, respectively. This increase was partially offset by a decline in promotional gift sales associated with our deposit acquisition products. As a percentage of total revenues, cost of revenues for other products and services increased to 4.8% for the year ended December 31, 2007 compared to 4.7% for the year ended December 31, 2006.
     General and Administrative. General and administrative expenses decreased 8.2% to $20.9 million for the year ended December 31, 2007, compared to $22.8 million for the year ended December 31, 2006. The decrease was due primarily to a $3.6 million decrease in non-cash stock compensation expense due to the option acceleration in 2006, partially offset by the increase in salary and benefits expense due to an increase in the number of general and administrative personnel, as well as the increase from the acquisition of Community Banking Systems and DataTrade of $651,000 and 267,000, respectively. General and administrative bonus expenses decreased $1.0 million for the period ended December 31, 2007 as compared to December 31, 2006 due to not achieving specified financial performance metrics. As a percentage of total revenues, general and administrative expenses decreased to 36.9% for the year ended December 31, 2007 compared to 41.1% for the year ended December 31, 2006.
     Selling and Marketing. Selling and marketing expenses decreased 6.3% to $17.6 million for the year ended December 31, 2007, compared to $18.8 million for the year ended December 31, 2006. Selling and marketing expenses include cost of wages and commissions paid to our sales force, travel costs of the sales force, recruiting for new sales and marketing personnel and marketing fees associated with direct and telemarketing programs. Selling and marketing expenses associated with our financial lending products decreased approximately $1.7 million due to a decline in the related revenues offset by a $504,000 increase in salaries and benefits expense related to the acquisition of Community Banking Systems and DataTrade. As a percentage of total revenues, selling and marketing expenses decreased to 31.0% for the year ended December 31, 2007, compared to 33.6% for the year ended December 31, 2006.

     Research and Development. Research and development expenses increased 109.3% to $2.3 million for the year ended December 31, 2007, compared to $1.1 million for the previous year ended December 31, 2006. Research and development expenses include the non-capitalizable direct costs associated with developing new versions of our software, as well as other software development projects that, in accordance with GAAP, we do not capitalize. The increase was primarily due to the ongoing research and development activities related to electronic processing payments and the acquisition of DataTrade products. As a percentage of total revenues, research and development expenses increased to 4.1% for the year ended December 31, 2007 compared to 2.0% for 2006.
     Amortization. Amortization expenses increased 19.4% to approximately $2.4 million for the year ended December 31, 2007, compared to approximately $2.0 for the previous year ended December 31, 2006. These expenses include the cost of amortizing intangible assets, including identified intangibles recorded from our August 2001 merger with Towne Services and the acquisitions of KVI Capital, Captiva, Goldleaf Technologies, P.T.C, CBS and DataTrade. The increase is primarily due to the amortization of new intangibles recorded as a result of the CBS and DataTrade acquisitions during fiscal year 2007.
     Loss on Extinguishment of Debt. Loss on extinguishment of debt totaled $1.6 million for the year ended December 31, 2006. Of this total, $118,000 related to our credit facility that was replaced in January 2006 and $1.5 million related to the redemption of our Series C preferred stock in October 2006.
     Operating Income (Loss). As a result of the above factors, our operating income totaled $1.3 million for the year ended December 31, 2007, compared to operating loss of $1.1 million for the previous year ended December 31, 2006.
     Interest Expense, Net. Interest expense, net decreased $2.0 million to $589,000 for the year ended December 31, 2007, compared to interest expense of $2.6 million in 2006. The decrease was primarily due to the decrease of our outstanding debt and preferred stock. In 2006, interest expense includes dividends accrued and discount accretion on our Series C preferred stock totaling approximately $1.1 million. Our average debt balance for 2007 was approximately $8.8 million compared to $15.1 million in 2006. The decrease in average debt balance was due to repayment of borrowings associated with our acquisitions of P.T.C. and GTI in January 2006. Additionally, interest expense decreased due to capitalized interest expense of $229,000 related to software development projects during fiscal year 2007.
     Income Tax (Benefit) Provision. The income tax expense for the year ended December 31, 2007 was approximately $1.3 million as compared to a tax benefit of $750,000 for the year ended December 31, 2006. Income tax expense for 2007 includes $0.4 million for federal and state tax expense. The remaining $0.8 million change was primarily a result of the following factors: permanent differences related primarily to stock compensation accounted for a $0.5 million increase; $0.2 million increase relating to the adjustment of a FIN 48 contingent liability; and $0.1 million increase as a result of the creation of a valuation allowance related to state NOL’s. We currently expect our effective tax rate to be approximately 40.0% in future periods.
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
     Cost of Revenues — financial institution service fees. Cost of revenues related to financial institution service fees increased to $7.0 million for the year ended December 31, 2006 compared to $2.7 million for the year ended December 31, 2005. The increase was primarily due to the acquisition of Goldleaf Technologies which accounted for $2.9 million of additional expense. This increase is also attributable to cost of revenues related to our core and item processing business of $597,000, cost of revenues related to our Free Checking program of $309,000, and cost of revenues for discount interest expense and property taxes of approximately $400,000 associated with our leasing product. As a percentage of total revenues, cost of sales for financial institution service fees increased to 12.5% for the year ended December 31, 2006 compared to 7.1% for the year ended December 31, 2005.
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
     Cost of Revenues — other products and services. Cost of revenues related to other products and services increased to $2.6 million for the year ended December 31, 2006 as compared to $243,000 for the year ended December 31, 2005. This increase is primarily attributable to cost of scanner equipment sold of $2.1 million. As a percentage of total revenues, cost of revenues for other products and services increased to 4.7% for the year ended December 31, 2006 compared to 0.6% for the year ended December 31, 2005.

     General and Administrative. General and administrative expenses increased 88.7% to $22.8 million for the year ended December 31, 2006, compared to $12.1 million for the year ended December 31, 2005. The increase was due to a $3.8 million increase in non-cash stock compensation expense due to the adoption of SFAS 123R. Also contributing to the increase was an increase of approximately $4.0 million in salary, bonus and benefits expense due to an increase in the number of general and administrative personnel during 2006 as compared to 2005, as well as a $3.1 million increase due to the acquisition of Goldleaf Technologies. Other general and administrative expense increases included consulting and accounting fees of $358,000 and rent expense of $339,000. As a percentage of total revenues, general and administrative expenses increased to 41.1% for the year ended December 31, 2006 compared to 31.6% for the year ended December 31, 2005.
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
     Amortization. Amortization expenses increased 376.7% to approximately $2.0 million for the year ended December 31, 2006, compared to approximately $421,000 for the previous year. These expenses include the cost of amortizing intangible assets, including identified intangibles recorded from our August 2001 merger with Towne Services and the acquisitions of KVI Capital, Captiva, Goldleaf Technologies, and P.T.C. The increase is primarily due to the amortization of new intangibles recorded as a result of the KVI and Captiva acquisitions in late 2005 and the P.T.C. and GTI acquisitions in January 2006.
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
     We recognize core data processing and image processing fees as we perform services for our clients. We also generate revenues from the licensing of our core data processing systems. We recognize revenue for licensing these systems in accordance with Statement of Position 97-2, Software Revenue Recognition. We recognize the software license after we have signed a non-cancelable license agreement, have installed the products and have fulfilled all significant obligations to the client under the agreement.
     Our acquisition of Goldleaf Technologies added three primary products from which we earn revenues: ACH origination and processing; remote deposit; and website design and hosting. We describe the current revenue recognition policies for these products below.

     We account for the ACH and remote deposit products in accordance with SOP 97-2. We license these products under automatically renewing agreements, which allow our customers to use the software for the term of the agreement, typically five years, and each renewal period. Typically, there is an up-front fee, an annual or monthly maintenance and hosting fees for each year of the contract, and per originator and per transaction fees for processing of ACH and remote deposit transactions. We also offer training services on a per training day basis if the customer requests training. During the second quarter of 2006, we began the process of modifying Goldleaf Technologies’ ACH and Remote Deposit contracts entered into after the January 31, 2006 acquisition date. The primary modification allows customers of these products to take possession of the software for use on an in-house basis versus the primary application service provider basis that Goldleaf Technologies had historically employed. In accordance with the guidance provided in EITF No. 00-3, Application of AICPA SOP 97-2, Software Revenue Recognition, to Arrangements That Include the Right to Use Software Stored in Another Entity’s Hardware , this change in contractual terms results in a change in the applicable accounting literature from EITF 00-21 to SOP 97-2, as modified by SOPs 98-4 and 98-9. Under SOP 97-2, if vendor specific objective evidence of fair value (“VSOE”) has been established for all undelivered elements, the residual method applies. Under the residual method, the fair value of each undelivered element is deferred, and the difference between the total arrangement fee and the amount deferred for the undelivered elements is recognized as revenue related to the delivered elements. Therefore, in April 2006, we began recognizing the up-front fees when all of the revenue recognition criteria in paragraph 8 of SOP 97-2 have been met, which is normally upon customer implementation. Revenue related to the undelivered elements is recognized as the services are delivered. Included in revenue for the year ended December 31, 2006 is approximately $1.8 million related to up-front fees for contracts entered into during 2006. Had we not adopted this change, the total of $1.8 million in additional revenue recognized in 2006 would have been spread over the estimated life of the client relationships, which is approximately 60 months. The effect of this change on how we recognize revenue from sales of these products in future years will be to accelerate the amount of revenue we recognize in each year in which we sell the products, although the precise amount will vary depending on the number and dollar amount of our contracts.
     The annual maintenance fee covers telephone support and all unspecified software enhancements and upgrades. The annual hosting fee covers the actual hosting of the software products on our servers, which are accessed by our customers. We defer both the annual maintenance fees and the hosting fees and recognize them in income over the one-year life of the maintenance and hosting agreements. We recognize monthly maintenance and hosting fees on a monthly basis as earned and recognize transaction fees monthly as the transactions occur. We recognize training revenue when we deliver the training services when delivered separately.
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
     Retail Inventory Management Services. We recognize revenues for our retail inventory management services as the transactions occur and as we perform merchandising and forecasting services.
     Other Products and Services. Revenues from other products and services consist of revenues from the sale of premium gifts related to our DepositPlus product, our direct mail program, scanner device sales related to our remote deposit product, other ancillary hardware sales, and revenues from the sale of business forms. We record revenues from our DepositPlus direct mail campaign as the customer of our client financial institution opens a checking account and receives a premium gift. We recognize revenues related to the hardware sales and business forms in the period that we ship them to the client financial institution.

     Software Development Costs
     We expense software development costs incurred in the research and development of new software products and enhancements to existing software products as we incur those expenses until technological feasibility has been established. After that point, we capitalize any additional costs in accordance with Statement of Financial Accounting Standards SFAS No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed. In addition, we capitalize the cost of internally used software when application development begins in accordance with AICPA SOP No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use , which is generally the point when we have completed research and development, we have established project feasibility, and management has approved a development plan. Many of the costs capitalized for internally used software relate to upgrades or enhancements of existing systems. If the development costs will result in specific additional functionality of the existing system, we capitalize these costs at the point that application development begins. We amortize capitalized software development costs on a straight-line basis over their useful lives, generally three years. The key assumptions and estimates for this accounting policy relate to determining when we have achieved technological feasibility and whether the project being undertaken is one that will be marketable or enhance the marketability of an existing product for externally marketed software and whether the project will result in additional functionality for internal use software projects. Management consults monthly with all project managers to ensure that management understands the scope and expected results of each project to make a judgment on whether a particular project meets the requirements outlined in the authoritative accounting literature described above.
     We capitalize interest on new software products and enhancements in development. Interest is capitalized at our weighted average interest rate on our revolving line of credit. Interest capitalization ends when the new product or enhancement is released.
     Income Taxes
     We account for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. SFAS No. 109 requires the asset and liability method, meaning that deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the fiscal years in which those temporary differences are expected to be recovered or settled. We evaluate our ability to realize the deferred tax assets based on an assessment of the likelihood that we will have sufficient taxable income in future years to realize the recorded deferred tax assets. Deferred taxes for us primarily relate to NOLs, which require considerable judgment regarding whether we will ultimately realize them. For us, this judgment relies largely on whether we expect to have sufficient taxable income in future years that will allow for full use of the NOLs we record. In order to realize the NOLs recorded as a deferred tax asset at December 31, 2007, we will have to generate approximately $18.5 million of taxable income in future periods. Our recent historical taxable income is not sufficient to meet this minimum level of pre-tax profitability, however we do believe that future periods will provide sufficient taxable income levels to realize the recorded NOLs. The company has recorded a valuation allowance of $101,000 against certain of the Company’s state NOL deferred tax assets at December 31, 2007. The other key assumption affecting the amount of NOLs we record as a deferred tax asset is the estimated restriction in usage due to Section 382 of the Internal Revenue Code. Section 382 is very complex, requiring significant expertise and professional judgment to properly evaluate its effect on our usable NOLs. If our assumptions change, we could have significant increases in income tax expense and reductions in deferred tax assets and operating cash flows.
     In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48 (“FIN No. 48”) Accounting for Uncertainty in Income Taxes which is an interpretation of SFAS No. 109, Accounting for Income Taxes. FIN No. 48 requires a company to evaluate all uncertain tax positions and determine whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the positions. The tax impact recognized in the financial statements from such a position is measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution. Significant judgment is required in the identification of uncertain tax positions. We adopted FIN No. 48 on January 1, 2007.
     Fair Value of Assets Acquired and Liabilities Assumed in Business Combinations
     Our business combinations require us to estimate the fair value of the assets acquired and liabilities assumed in accordance with SFAS No. 141, Accounting for the Impairment or Disposal of Long-Lived Assets . In general, we determine the fair values based upon information supplied by the management of the acquired entities, which information we substantiate, and valuations using standard valuation techniques. The valuations have been based primarily on future cash flow projections for the acquired assets, discounted to present value using a risk-adjusted discount rate. These future cash flow projections are highly subjective, and changes in these projections could materially affect the amounts calculated for intangible assets. In connection with our acquisitions, we have recorded a significant amount of intangible assets including goodwill. We are amortizing these intangible assets over their expected economic lives, generally ranging from three to ten years except for goodwill, which is not amortized.
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

     We also perform an annual impairment test of goodwill at December 31. We assess potential impairment through a comparison of the fair value of each reporting unit versus its carrying value. The estimated fair value of each reporting unit is based on a number of factors including past operating results, budgets, economic projections, market trends, product development cycles, and estimated future cash flows. Changes in these assumptions and estimates could cause a material effect on our financial statements.
Liquidity and Capital Resources
     The following table sets forth the elements of our cash flow statement for the following periods:

	Year Ended December 31,
	2007	2006	2005
		(In thousands)
Net cash provided by operating activities	$2,814	$5,149	$4,389
Net cash used in investing activities	(12,147)	(19,101)	(8,331)
Net cash provided by financing activities	5,221	20,575	4,072
     Cash from Operating Activities
     Cash provided by operations for the year ended December 31, 2007 was attributable to our net loss of $576,000 adjusted for the noncash impact of depreciation and amortization expense of $4.5 million, deferred taxes of $1.4 million, and stock compensation expense of $248,000. These amounts are partially offset by amortization of lease income and initial direct costs of $701,000, as well as a $1.4 million decrease in accrued liabilities.
     Cash provided by operations for the year ended December 31, 2006 was attributable to depreciation and amortization expense of $4.3 million, non-cash stock compensation of $3.8 million and the write-off of debt issuance costs totaling $1.6 million. These amounts were partially offset by a net loss of $3.0 million and a net decline in working capital assets and liabilities of $511,000, which was a result of an increase in accounts receivable of $1.0 million, an increase in prepaid and other current assets of $664,000, an increase in inventory of $420,000 and decreases in accounts payable of $338,000 and other noncurrent liabilities of $124,000, partially offset by an increases in accrued liabilities of $1.2 million and deferred revenue of $891,000.
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
     Cash from Investing Activities
     Cash used in investing activities totaled $12.1 million for the year ended December 31, 2007 and consisted primarily of business acquisitions, purchases of fixed assets and capitalization of software development costs. Capital expenditures, including software development costs, totaled $4.3 million for the year ended December 31, 2007. Theses expenditures primarily related to the purchase of computer equipment, computer software, software development activities, furniture and fixtures, and leasehold improvements. During the year ended December 31, 2007, we used approximately $10.4 million to acquire the assets of CBS and DataTrade. These cash uses were partially offset by $2.5 million in net proceeds we received from our direct finance leases activities.
     Cash used in investing activities totaled $19.1 million for the year ended December 31, 2006 and consisted primarily of business acquisitions, lease receivable payments, purchases of fixed assets and capitalization of software development costs. Total capital expenditures, including software development costs, totaled $2.7 million for the year ended December 31, 2006. Theses expenditures primarily related to the purchase of computer equipment, computer software, software development activities, furniture and fixtures, and leasehold improvements. During the year ended December 31, 2006, we used approximately $17.4 million to acquire the stock of Goldleaf Technologies and operating assets of P.T.C. These cash uses were partially offset by $0.4 million in net proceeds we received from our direct finance leases activities.
     Cash used in investing activities for the year ended December 31, 2005 totaled $8.3 million. Total capital expenditures including capitalized software development costs were $2.7 million for the year ended December 31, 2005. These expenditures primarily related to the purchase of computer equipment, computer software, software development activities, furniture and fixtures and leasehold improvements. Net cash used in investing activities for the year ended December 31, 2005 included $6.6 million for the acquisition of Captiva and $0.6 million for the acquisition of KVI Capital.
     Cash from Financing Activities
     During the year ended December 31, 2007, net cash provided by financing activities was $5.2 million and was attributable primarily to borrowings of $7.5 million from our amended and restated syndicated credit facility and proceeds of $1.0 million from our non-recourse lease notes, offset by $2.8 million in repayments on non-recourse lease notes payable, $363,000 in repayments on capital lease obligations and a $150,000 payment on the note payable to former President of GTI, as a portion of the consideration paid to him for executing an employment agreement with the Company.
     During the year ended December 31, 2006, net cash provided by financing activities was $20.6 million and was attributable primarily to proceeds received from the sale of 11.5 million new common shares net of offering expenses totaling $56.1 million and net new borrowings of approximately $2.5 million from our amended and restated credit facility with Bank of America. We used substantially all of the offering proceeds to redeem all of our outstanding Series A, B, and C preferred shares and warrants, which totaled approximately $35.5 million. We also paid off our Term A, B, and C loans totaling $16.0 million arising under the Amended and Restated Credit Agreement dated January 23, 2006, as amended, by and among the Company and Bank of America, N.A. and repaid an outstanding note payable of $850,000 relating to the GTI acquisition.
     During 2005, net cash provided by financing activities was $4.1 million and was attributable primarily to net additional borrowings of $6.7 million offset by preferred dividends of $2.2 million.

     Analysis of Changes in Working Capital
     As of December 31, 2007, we had working capital of approximately $3.1 million compared to working capital of approximately $5.7 million as of December 31, 2006. The change in working capital resulted primarily from a decrease in cash and cash equivalents of $4.1 million and an increase of $1.4 million in deferred revenue. These decreases were partially offset by an increase of $892,000 in accounts receivable and a $2.0 million decrease in accrued liabilities. These changes were primarily the result of completing the acquisitions in 2007.
     We believe that the existing cash available, future operating cash flows and our amended and restated credit facility will be sufficient to meet our working capital, debt service and capital expenditure requirements for the next twelve months. Furthermore, we expect to be in compliance with the financial covenants of our new credit facility throughout 2008. There can be no assurance that we will have sufficient cash flows to meet our obligations or that we will remain in compliance with the new covenants. Non-compliance with these covenants could have a material adverse effect on our operating and financial results.
     Obligations and Commitments for Future Payments as of December 31, 2007
     The following is a schedule of our obligations and commitments for future payments as of December 31, 2007:

		Payments Due by Period
		Less Than	1-3	3-5	More than
Contractual Obligations	Total	1 Year	Years	Years	5 Years
			(in thousands)

Revolving line of credit	$10,000	$—	$10,000	$—	$—

Capital lease obligations	1,045	472	573	—	—

Non-recourse lease notes payable	4,066	1,638	1,921	442	65

Operating leases	6,560	2,030	2,973	1,557	—

Total contractual cash obligations	$21,671	$4,140	$15,467	$1,999	$65

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
     The Series C preferred stock issued to Lightyear had a mandatory redemption date of December 9, 2010 at a redemption price of $10.0 million plus accrued and unpaid dividends, and had a 10% annual dividend rate that would have increased to 12% on June 9, 2007. As discussed elsewhere in this Form 10-K, on October 11, 2006, all of the Series C preferred stock outstanding was redeemed with cash generated from our secondary public offering.
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
     On November 30, 2006, we entered into a Second Amended and Restated Credit Agreement with Bank of America, The Peoples Bank, and Wachovia Bank. The Second Amended and Restated Credit Agreement amended and restated in its entirety the Amended and Restated Credit Agreement dated January 23, 2006 and as further amended on February 17, 2006, April 5, 2006, May 3, 2006, June 15, 2006, and August 31, 2006. In the Second Amended and Restated Credit Agreement the parties thereto agreed to certain changes from the existing credit agreement, including the following:

•	The credit facility was converted to a revolving credit facility in the amount of $40 million, an increase of $15 million over the previously existing credit facility;

•	The maturity of the credit facility was extended from January 23, 2008 to November 30, 2009 with an option, conditioned upon the consent of the lenders, to extend the maturity for 12 additional months;

•	The Funded Debt to EBITDA Ratio was increased from 2.25 to 3;

•	Wachovia Bank, N.A. joined as a participant; and

•	The limit on capital expenditures was increased from $3 million to $5 million per fiscal year.
     The Second Amended and Restated Credit Agreement contains financial covenants, including the maintenance of financial ratios and limits on capital expenditures. We were required to maintain on a quarterly basis a ratio of Funded Debt to EBITDA (as defined) not exceeding 3:1. We were also required to maintain for the 12-calendar month period ending on the last day of each calendar quarter, a Fixed Charge Coverage Ratio (as defined) of: 2:1. In addition, we were prohibited from acquiring fixed assets (other than any equipment purchased by KVI Capital with proceeds of non-recourse loans) having a value greater than $5 million during any 12-month period ending with each fiscal quarter. The Credit Agreement also contains customary negative covenants, including but not limited to a prohibition on declaring and paying any cash dividends on any class of stock.
     As of December 31, 2007, we were in compliance with all restrictive financial and non-financial covenants contained in the Second Amended and Restated Credit Agreement. At December 31, 2007, we had the eligible capacity to borrow $14.2 million under the Second Amended and Restated Credit Agreement.
     The Second Amended and Restated Credit Agreement was amended (including but not limited to amendments of the above-referenced ratios) by the First Amendment to Second Amended and Restated Credit Agreement and Consent dated January 17, 2008, which is more fully described in “Recent Developments” above and in the footnote to our financial statements entitled “Subsequent Events”.
Off-Balance Sheet Arrangements
     As of December 31, 2007, we do not have any off-balance sheet arrangements as defined by item 303(a) (4) of Regulation S-K.
Recent Accounting Pronouncements
     In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48 (“FIN No. 48”) Accounting for Uncertainty in Income Taxes, which is an interpretation of SFAS No. 109, Accounting for Income Taxes. FIN No. 48 requires a company to evaluate all uncertain tax positions and determine whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Effective January 1, 2007, we adopted the provisions of FIN No. 48. There was no cumulative effect of adopting FIN No. 48.
     On September 20, 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States, and expands disclosures about fair value measurements. On February 12, 2008, the FASB issued FASB Staff Position SFAS No. 157-2, Effective Date of FASB Statement No. 157 (the “FSP 157-2”). FSP 157-2 amended SFAS No. 157, to delay the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (that is, at least annually). FSP 157-2 defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of FSP 157-2. The Company is subject to the remaining provisions of SFAS No. 157 beginning January 1, 2008. The adoption of SFAS No. 157 did not have a material impact on our financial condition, results of operations, or cash flow.
     In February 2007, the FASB issued SFAS No 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of FASB Statement No. 115 (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses on items for which fair value option has been elected will be recognized in earnings at each subsequent report date. This statement is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the effects of SFAS No. 159, however at this time we do not believe that adoption of this standard will have a material affect on our operating results or consolidated financial position.
     In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141(R)”), which replaces SFAS No. 141, Business Combinations. SFAS 141(R) generally retains the underlying concepts of SFAS 141 because it requires all business combinations to be accounted for at fair value under the acquisition method of accounting, but it changes how the acquisition method of accounting is applied in a number of significant aspects. Acquisition costs will be expensed as incurred; contingent consideration will be recorded at fair value on the date of acquisition; restructuring costs associated with a business combination will be expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date will affect the income tax provision. SFAS 141(R) is effective on a prospective basis for all of our business combinations with an acquisition date on or after January 1, 2009, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. Early adoption is not permitted.
     In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51. (“SFAS No. 160”) SFAS No. 160 is effective for us as of January 1, 2009. SFAS No. 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It requires that ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented within equity, but separate from the parent’s equity, in the consolidated statement of financial position. It also requires that consolidated net income be reported including the amounts attributable to both the parent and the noncontrolling interest and that the amounts of consolidated net income attributable to the parent and to the noncontrolling interest be disclosed on the face of the consolidated statement of income. Based on our initial analysis, SFAS No. 160 will not have a material effect on our consolidated financial statements.

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
Item 7A. Quantitative and Qualitative Disclosures about Market Risk.
     We are subject to market risk from exposure to changes in interest rates based on our financing and cash management activities. Currently, our exposure relates primarily to our long-term debt obligations pursuant to the Second Amended and Restated Bank of America Credit Agreement, as amended.
     As of December 31, 2007, our outstanding line of credit totaled $10.0 million. An increase of 100 basis points under the Bank of America Credit Facility will impact our future cash flows by approximately $100,000 annually.
Item 8. Financial Statements and Supplementary Data.
     Financial statements are contained on pages F-1 through F-34 of this Report.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
     None.
Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
     Goldleaf, with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of December 31, 2007. Based on this evaluation, the principal executive and financial officers have determined that such disclosure controls and procedures are not effective to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. In making this determination, management considered the material weaknesses in our internal control over financial reporting that existed as of December 31, 2007, as more fully described below.
Management’s Report on Internal Control over Financial Reporting
     Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, management used the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Management has concluded that, as of December 31, 2007, the Company’s internal control over financial reporting is ineffective based on these criteria because of material weaknesses in its tax and financial reporting functions due to a lack of sufficient accounting resources. Specifically, controls relating to the oversight and review of tax provisions and other accounting areas by qualified personnel experienced in the application of accounting literature and tax rules and regulations were ineffective. These material weaknesses were caused in part by the resignation of our Chief Financial Officer, Scott Craighead, and the subsequent resignation of his successor, John Polchin, after serving for a short period as Chief Financial Officer. A “material weakness” is a deficiency, or combination of deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.
     The Company’s internal control over financial reporting as of December 31, 2007, has been audited by Ernst & Young LLP, an independent registered public accounting firm, who expressed an adverse opinion on the effectiveness of internal controls over financial reporting as stated in their report, which is included herein.
Remediation Steps to Address Material Weaknesses
     We have taken, or will take, the following steps in an effort to correct these material weaknesses:
     * In December of 2007, we hired Dan Owens as Senior Vice President of Finance. Along with acting Chief Financial Officer Scott Meyerhoff, Mr. Owens will oversee our efforts to ensure the effectiveness of our financial reporting functions.
     * The Company has hired additional senior accounting staff and has retained the former CFO of Alogent as a senior accounting officer of the finance team.
     * The Audit Committee has authorized us to hire an internal tax professional, which the Company will do as soon as practicable.

     Our internal control over financial reporting as of December 31, 2007, has been audited by Ernst & Young LLP, an independent registered public accounting firm, who expressed an adverse opinion on the effectiveness of internal controls over financial reporting as stated in their report, which is included herein.
Changes in Internal Control over Financial Reporting
     Except for the changes implemented to remediate the material weaknesses discussed above, there has been no change in our internal control over financial reporting that has occurred during our fiscal quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.
Item 9B. Other Information.
     None.

PART III
Item 10. Directors, Executive Officers, and Corporate Governance.
     Information concerning our directors and executive officers is incorporated by reference to the proxy statement for our 2008 annual meeting of shareholders.
Item 11. Executive Compensation.
     Executive compensation information is incorporated by reference to the proxy statement for our 2008 annual meeting of shareholders.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
     Information on the security ownership of certain beneficial owners and management information is incorporated by reference to the proxy statement for our 2008 annual meeting of shareholders.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
     Information concerning relationships and related transactions and director independence is incorporated by reference to the proxy statement for our 2008 annual meeting of shareholders.
Item 14. Principal Accountant Fees and Services.
     Information concerning the fees and services provided by our principal accountant is incorporated by reference to the proxy statement for our 2008 annual meeting of shareholders.

PART IV
Item 15. Exhibits and Financial Statement Schedules.
     Financial statements and schedules of the Company and its subsidiaries required to be included in Part II, Item 8 are listed below.
Financial Statements
     Reports of Independent Registered Public Accounting Firms
     Consolidated Balance Sheets as of December 31, 2007 and 2006
     Consolidated Statements of Operations for the years ended December 31, 2007, 2006, and 2005
     Consolidated Statements of Stockholders’ Equity (Deficit) for the years ended December 31, 2007, 2006, and 2005
     Consolidated Statements of Cash Flows for the years ended December 31, 2007, 2006, and 2005
     Notes to Consolidated Financial Statements
Financial Statement Schedules
     Schedule II — Valuation and Qualifying Accounts
     No other schedules are required or are applicable.
Exhibits
     The Exhibits filed as part of the Report on Form 10-K are listed in the Index to Exhibits immediately following the signature page.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of Goldleaf Financial Solutions, Inc.
We have audited the accompanying consolidated balance sheet of Goldleaf Financial Solutions, Inc. and subsidiaries as of December 31, 2007, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the year ended December 31, 2007. Our audit also included the financial statement schedule listed in the Index at Item 15 for the year ended December 31, 2007. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Goldleaf Financial Solutions, Inc. and subsidiaries at December 31, 2007, and the consolidated results of their operations and their cash flows for the year ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein for the year ended December 31, 2007.
As discussed in Note 1 to the consolidated financial statements, in 2007 the Company changed its method of accounting for uncertainty in income taxes.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Goldleaf Financial Solutions, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 17, 2008, expressed an adverse opinion on the effectiveness of internal control over financial reporting.
/s/ Ernst & Young LLP
Nashville, Tennessee
March 17, 2008

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of Goldleaf Financial Solutions, Inc.
We have audited Goldleaf Financial Solutions, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Goldleaf Financial Solutions, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management’s assessment.
Management has identified material weaknesses in its tax and financial reporting functions due to a lack of sufficient accounting resources to ensure the appropriate identification and accounting for certain transactions in a timely manner.
These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the December 31, 2007 consolidated financial statements, and this report does not affect our report dated March 17, 2008, on those financial statements.
In our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, Goldleaf Financial Solutions, Inc. has not maintained effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.
/s/ Ernst & Young LLP
Nashville, Tennessee
March 17, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders
Goldleaf Financial Solutions, Inc. (formerly Private Business, Inc.)
     We have audited the accompanying consolidated balance sheet of Goldleaf Financial Solutions, Inc. (formerly Private Business, Inc.) and subsidiaries (the “Company”) as of December 31, 2006, and the related consolidated statement of operations, stockholders’ equity (deficit), and cash flows for the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Goldleaf Financial Solutions, Inc. (formerly Private Business, Inc.) and subsidiaries at December 31, 2006, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.
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
/s/ Grant Thornton, LLP
Raleigh, North Carolina
March 28, 2007

GOLDLEAF FINANCIAL SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2007 and 2006

	2007	2006
	(Dollars in thousands)
Assets:
Current assets:
Cash and cash equivalents	$2,648	$6,760
Restricted cash	5,362	3,029
Accounts receivable — trade, net of allowance for doubtful accounts of $604 and $396, respectively	6,918	6,026
Accounts receivable — other	63	16
Inventory	237	432
Deferred tax assets	1,443	1,377
Investment in direct financing leases	1,736	2,230
Prepaid and other current assets	1,826	2,368

Total current assets	20,233	22,238

Property and equipment, net	3,661	3,196
Operating lease equipment, net	23	70
Other assets:
Software development costs, net	4,725	2,705
Deferred tax assets	2,009	3,121
Investment in direct financing leases, net of current portion	2,812	4,310
Intangible and other assets, net	13,970	13,033
Goodwill	34,217	26,477

Total other assets	57,733	49,646

Total assets	$81,650	$75,150

Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable	$2,858	$3,385
Accrued liabilities	2,055	4,014
Deferred revenue	4,867	3,500
Customer deposits	5,307	2,977
Current portion of capital lease obligations	414	364
Current portion of non-recourse lease notes payable	1,638	2,141
Note payable	—	150

Total current liabilities	17,139	16,531

Revolving line of credit	10,000	2,500
Deferred revenue	949	1,840
Capital lease obligations, net of current portion	544	957
Non-recourse lease notes payable, net of current portion	2,428	3,977
Other non-current liabilities	228	91

Total liabilities	31,288	25,896

Commitments and contingencies
Stockholders’ equity:

Common stock, no par value; 100,000,000 shares authorized; shares issued and outstanding, 17,279,315 and 17,023,948, respectively	—	—
Additional paid-in capital	69,764	68,080
Retained deficit	(19,402)	(18,826)

Total stockholders’ equity	50,362	49,254

Total liabilities and stockholders’ equity	$81,650	$75,150

The accompanying notes are an integral part of these consolidated financial statements.

GOLDLEAF FINANCIAL SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2007, 2006 and 2005
(In thousands, except per share data)

	2007	2006	2005
Revenues:
Financial institution services	$44,697	$43,741	$29,255
Retail inventory management services	8,205	8,194	8,678

Other products and services	3,767	3,716	418

Total revenues	56,669	55,651	38,351

Cost of Revenues:

Financial institution services	8,596	6,950	2,722
Retail inventory management services	842	905	1,004
Other products and services	2,744	2,639	243

Gross profit	44,487	45,157	34,382

Operating Expenses:

General and administrative	20,923	22,796	12,118

Selling and marketing	17,586	18,765	17,514
Research and development	2,300	1,099	257

Amortization	2,368	1,984	421

Loss on extinguishment of debt	—	1,602	—

Other operating expenses (income), net	39	36	(3)

Total operating expenses	43,216	46,282	30,307

Operating Income (Loss)	1,271	(1,125)	4,075
Interest Expense, Net	(589)	(2,597)	(381)

Income (Loss) Before Income Taxes	682	(3,722)	3,694

Income tax provision (benefit)	1,258	(750)	1,359

Net (Loss) Income	(576)	(2,972)	2,335

Preferred stock dividends and deemed distributions	—	(19,386)	(2,160)

Net (Loss) Income Available to Common Stockholders	$(576)	$(22,358)	$175

(Loss) Earnings Per Share:
Basic	$(0.03)	$(3.62)	$0.06

Diluted	$(0.03)	$(3.62)	$0.06

The accompanying notes are an integral part of these consolidated financial statements.

GOLDLEAF FINANCIAL SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
For the Years Ended December 31, 2007, 2006 and 2005

	Shares of		Additional	Retained
	Common	Preferred	Paid- in	Earnings
	Stock	Stock	Capital	(Deficit)	Total
			(In thousands)
Balance December 31, 2004	2,878	$6,323	$3,716	$3,357	$13,396

Issuance of common stock for purchase of KVI Capital, LLC	23	—	200	—	200

Issuance of common stock for the merger with Captiva Solutions, LLC	152	—	925	—	925

Issuance of stock options for the merger with Captiva Solutions, LLC	—	—	381	—	381
Issuance of common stock warrants	—	—	1,510	—	1,510

Preferred stock dividends	—	—	—	(2,160)	(2,160)
Exercise of stock options	60	—	381	—	381

Shares issued under employee stock purchase plan	5	—	35	—	35

Repurchase of treasury stock	(20)	—	(150)	—	(150)

Comprehensive income: 2005 net income	—	—	—	2,335	2,335

Balance December 31, 2005	3,098	$6,323	$6,998	$3,532	$16,853

Issuance of common stock to Series A and C preferred shareholders	2,346	—	12,903	—	12,903

Issuance of common stock in conjunction with acquisitions	63	—	462	—	462

Issuance of Series A dividends paid-in-kind and related common stock warrants	—	878	659	—	1,537

Cancellation of common stock for purchase of KVI Capital, LLC	(2)	—	(20)	—	(20)

Preferred stock dividends and deemed distributions	—	—	—	(19,386)	(19,386)
Stock compensation expense	—	—	3,809	—	3,809

Sale of common stock, net of offering expenses	11,500	—	56,116	—	56,116

Redemption of Series A and B preferred shares	—	(7,201)	(12,854)	—	(20,055)

Shares issued under employee stock purchase plan	1	—	4	—	4

Purchase of fractional shares for reverse stock split and correction to shares outstanding for reverse stock split	17	—	(1)	—	(1)
Exercise of stock options	1	—	4	—	4

Comprehensive income: 2006 net loss	—	—	—	(2,972)	(2,972)

Balance December 31, 2006	17,024	$—	$68,080	$(18,826)	$49,254

Issuance of common stock in conjunction with acquisitions	242	—	1,418	—	1,418

Secondary offering expenses	—	—	(36)	—	(36)

Stock compensation expense	—	—	248	—	248
Exercise of stock options	13	—	54	—	54
Comprehensive income: 2007 net loss	—	—	—	(576)	(576)

Balance December 31, 2007	17,279	$—	$69,764	$(19,402)	$50,362

The accompanying notes are an integral part of these consolidated financial statements.

GOLDLEAF FINANCIAL SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2007, 2006 and 2005

	2007	2006	2005
		(In thousands)
Cash Flows From Operating Activities :
Net (loss) income	$(576)	$(2,972)	$2,335

Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Write-off of debt issuance costs	—	1,602	—
Depreciation and amortization	4,503	4,333	2,056
Depreciation on fixed assets under operating leases	27	72	48
Deferred taxes	1,427	(962)	973
Amortization of debt issuance costs and discount	125	577	126
Stock option compensation expense	248	3,809	—
Amortization of lease income and initial direct costs	(701)	(624)	(376)
Loss on write-down or disposal of fixed assets and software development costs	20	83	16
Impairment charge for change in depreciable lives	—	17	—
Deferred gain on land sale	(15)	(15)	(16)
Gain on sale of leased equipment	(63)	(74)	(66)
Gain on sale of other assets	—	(40)	—
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(107)	(1,039)	4
Prepaid and other current assets	181	(664)	(203)
Other non-current assets	(170)	(146)	—
Inventory	195	(420)	—
Accounts payable	(717)	(338)	433
Accrued liabilities	(1,425)	1,183	(892)
Deferred revenue	(219)	891	(130)
Other non-current liabilities	81	(124)	81

Net cash provided by operating activities	2,814	5,149	4,389

Cash Flows From Investing Activities:

Change in restricted cash	2	2	(50)
Proceeds from lease terminations	—	643	122
Investment in direct financing leases	(930)	(2,315)	(719)
Lease receivables collected	3,440	2,739	1,001
Additions to property and equipment	(2,017)	(1,036)	(545)
Software development costs	(2,264)	(1,628)	(1,028)
Additions to intangible and other assets	(26)	(250)	(26)
Proceeds from sale of other assets	—	162	—
Net proceeds from note receivables	39	(4)	60
Acquisition of businesses, net of cash acquired	(10,391)	(17,414)	(7,146)

Net cash used in investing activities	(12,147)	(19,101)	(8,331)

- Continued -
The accompanying notes are an integral part of these consolidated financial statements.

GOLDLEAF FINANCIAL SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2007, 2006 and 2005

	2007	2006	2005
		(In thousands)
Cash Flow From Financing Activities:

Proceeds from sale of common shares, net of offering expenses	—	56,116	—
Repayments on long-term debt	—	(16,000)	(3,333)

Repayments on capital lease obligations	(363)	(236)	—
Payment of debt issuance costs and amendment fees	—	(674)	(287)
Payment of preferred dividends declared	—	(562)	(2,160)
Net proceeds (payments) from revolving line of credit	7,500	2,500	(110)

Proceeds from debt facility with Bank of America	—	16,000	—

Proceeds from issuance of senior subordinated long-term debt and common stock warrant	—	—	10,000
Redemption of Preferred A, B, and C shares	—	(34,208)	—

Redemption of common stock warrants	—	(1,245)	—
Proceeds from non-recourse lease financing notes payable	1,037	2,400	535

Repayments of non-recourse lease financing notes payable	(2,821)	(2,674)	(839)
Repayments of note payable	(150)	(850)	—

Repurchase of common stock	—	(2)	(150)
Proceeds from exercise of employee stock options	54	5	381
Expenses related to secondary offering	(36)	—	—
Stock issued through employee stock purchase plan	—	5	35

Net cash provided by financing activities	5,221	20,575	4,072

Net change in cash and cash equivalents	(4,112)	6,623	130

Cash and cash equivalents at beginning of year	6,760	137	7

Cash and cash equivalents at end of year	$2,648	$6,760	$137

Supplemental Cash Flow Information:
Cash payments for income taxes during period	$250	$334	$749

Cash payments of interest during period	$678	$1,211	$168

Supplemental Non-Cash Investing Disclosures:

Issuance of 62,953 common shares as purchase consideration in the Goldleaf Technologies, Inc. and P.T.C. Banking acquisitions	$—	$462	$—

Issuance of 174,636 common shares as purchase consideration in the Captiva Solutions, LLC and KVI Capital, LLC acquisitions	$—	$—	$1,125
Issuance of additional 242,425 common shares as purchase consideration in the Captiva Solutions, LLC acquisition	$1,418	$—	$—

Issuance of note payable to Goldleaf executive for signing bonus	$—	$1,000	$—

Supplemental Non-Cash Financing Disclosures:

Payment-in-kind on Series A preferred stock dividend	$—	$1,537	$—

Payment-in-kind on Series C preferred stock dividend	$—	$556	$—

Issuance of 2,346,000 common shares to redeem Series A and C preferred shares	$—	$12,903	$—

The accompanying notes are an integral part of these consolidated financial statements.

GOLDLEAF FINANCIAL SOLUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.	ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES
Organization
     Goldleaf Financial Solutions, Inc., formerly named Private Business, Inc. (the “Company”), was incorporated under the laws of the state of Tennessee on December 26, 1990 for the purpose of marketing a solution that helps financial institutions market and manage accounts receivable financing. Effective May 5, 2006, the Company changed its name to Goldleaf Financial Solutions, Inc. The Company operates primarily in the United States and its customers consist of financial institutions of various sizes, primarily community financial institutions. The Company owns two wholly owned subsidiaries, Goldleaf Technologies, Inc. (“GTI”), and Towne Services, Inc. (“Towne”). Towne owns Forseon Corporation (d/b/a RMSA), Private Business Insurance, LLC (“Insurance”) and KVI Capital, LLC (“KVI”). Insurance brokers credit and fraud insurance, which is underwritten through a third party, to its customers. KVI was acquired in August 2005 and is in the business of providing a “turn-key” leasing solution for financial institutions who want to offer a leasing option to their commercial customers. GTI was acquired in January 2006 and is in the business of providing ACH origination and processing services, remote capture processing services and financial institution website design and hosting services. During 2007 we acquired the assets of CBS and DataTrade to compliment our existing core, data and imaging processing services.
     The market for the Company’s services related to its financial institution services segment is concentrated in the financial institution industry. Further, the Company’s services are characterized by risk and uncertainty as a result of the Company’s reliance primarily on two products, accounts receivable financing solution and retail inventory management service, which generate 38.8% and 14.5%, respectively, of the Company’s revenues. There are an increasing number of competitors and alternative products available and rapid consolidations in the financial institution industry. Consequently, the Company is exposed to a high degree of concentration risk relative to the financial institution industry environment for its financial institution services segment and its limited product offerings.
     RMSA’s primary objective is to provide this type of support to local and regional retail businesses. We believe that between 30,000 and 90,000 retail businesses fit the profile of a RMSA client. RMSA’s inventory planning software (“Freedom”) is unique in the industry as a result of its ability to provide retailers with a ten-month “forecast” of inventory needs based on a “bottom-up” approach to planning. RMSA’s system looks at the performance of individual classifications of inventory in each store, as opposed to most inventory management services, which are “top down” systems. Top down plans base inventory needs on the overall company targets, as opposed to looking at individual store performance.
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
Cash and Cash Equivalents
     The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. As of December 31, 2007, the Company is exposed to credit risks related to its cash balances at financial institutions in excess of the limits of the Federal Deposit Insurance Corporation (“FDIC”).
Restricted Cash
     The Company maintains a custodial cash account that is used for the processing and clearance of ACH transactions for some of its customers. The cash is restricted and there is an off-setting customer deposit account included in current liabilities in the accompanying consolidated balance sheets as of December 31, 2007 and 2006.
Property and Equipment
     Property and equipment are recorded at cost. Depreciation is calculated using both straight line and accelerated methods over 3 to 10 years for furniture and equipment, 3 years for purchased software and the shorter of the estimated useful life or the life of the lease for all leasehold improvements. During the fourth quarter of 2006, the Company changed the estimated useful life used for computers from 5 to 3 years. As a result, the Company recorded an impairment charge of $17,000 for computer equipment greater than 3 years old and an increase in depreciation expense totaling $143,000 for computer equipment less than three years old. The impairment charge is included in other operating expense in the accompanying consolidated statements of operations and was associated primarily with the financial institution services operating segment. Expenditures for maintenance and repairs are charged to expense as incurred, whereas expenditures for renewals and betterments are capitalized. The Company evaluates the carrying value of property and equipment whenever events or circumstances indicate that the carrying value may have been impaired in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, issued by the Financial Accounting Standards Board (“FASB”). As of December 31, 2007, the Company believes no impairment to long-lived assets existed.
     Equipment under operating leases is carried at cost and is depreciated to the individual equipment’s net realizable value. Depreciation is calculated using the straight-line method over the shorter of the life of the lease or the estimated useful life of the equipment, typically 5 to 7 years.
Unbilled Accounts Receivable
     The Company invoices for certain revenues in arrears in the month following the month in which the revenues were earned. Therefore, at each period-end, the Company includes unbilled accounts receivable in its trade accounts receivable balance in the accompanying consolidated balance sheets. As of December 31, 2007 and 2006, the Company’s unbilled accounts receivable totaled approximately $36,000 and $280,000 respectively.
Allowance for Doubtful Accounts
     The Company estimates its allowance for doubtful accounts on a case-by-case basis, based on the facts and circumstances surrounding each potentially uncollectible receivable. The Company does not require collateral to extend credit to customers. An allowance is also maintained for expected billing adjustments and for accounts that are not specifically reviewed that may become uncollectible in the future. Uncollectible receivables are written-off in the period management believes it has exhausted every opportunity to collect payment from the customer. The Company considers customer balances in excess of sixty days past due to be delinquent and thus subject to consideration for the allowance for doubtful accounts.

Inventory
     The Company maintains limited quantities of hardware equipment in stock related primarily to its remote deposit product. The Company also maintains small quantities of incidental inventory items related to other product lines. The Company values inventories at the lower of cost or market at each period, with cost determined by the first-in, first-out (“FIFO”) costing method.
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
     Also, the Company capitalizes costs of internally used software when application development begins in accordance with Statement of Position (“SOP”) No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, issued by the American Institute of Certified Public Accounts (“AICPA”). This is generally defined as the point when research and development have been completed, the project feasibility is established, and management has approved a development plan. Many of the costs capitalized for internally used software are related to upgrades or enhancements of existing systems. These costs are only capitalized if the development costs will result in specific additional functionality of the existing system, and are capitalized at the point that application development begins. Interest is capitalized under SFAS No. 34, Capitalization of Interest Costs using the weighted average interest rate on debt. Interest capitalization ends when the new product or enhancement is released. Total interest expense for 2007 was $596,000, of this amount, $229,000 was capitalized. Typically capitalized software development costs are amortized on a straight-line basis over a three to five year time period.
     Amortization expense associated with capitalized software development costs was approximately $244,000, $410,000, and $548,000 during the years ended December 31, 2007, 2006, and 2005, respectively. Total accumulated amortization of software development cost as of December 31, 2007 and 2006 totaled $5.6 million and $5.4 million, respectively.
Goodwill, Intangible and Other Assets
     SFAS No. 142, Goodwill and Other Intangible Assets, addresses how intangible assets and goodwill should be accounted for upon and after their acquisition. Specifically, goodwill and intangible assets with indefinite useful lives are not amortized, but are subject to impairment tests based on their estimated fair value.
     Goodwill consists of the excess of purchase price over the fair value of the identifiable assets acquired. Intangible and other assets include identified intangibles, such as non-competition agreements, customer lists, tradenames and trademarks, and technology acquired in acquisitions. See Note 3 for further discussion of recent acquisitions. Also included in intangible and other assets are debt issuance costs that are amortized using the effective interest method over the respective terms of the financial institution loans. As of December 31, 2007, the Company believes no impairment to intangible and other assets existed. We perform our annual impairment analysis as of December each year by comparing the fair value of each reporting unit versus its carrying value. The estimated fair value of each reporting unit is based on a number of factors including past operating results, budgets, economic projections, market trends, product development cycles, and estimated future cash flows.
Revenue Recognition
Software Licenses
     The Company accounts for software revenues in accordance with SOP No. 97-2, Software Revenue Recognition. Further, the Company has adopted the provisions of SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition With Respect to Certain Transactions, which supersedes and clarifies certain provisions of SOP 97-2.
     The Company licenses its Business Manager software under automatically renewing agreements, which allow the licensees use of the software for the term of the agreement and each renewal period. The fee charged for this license is typically stated in the contract and is not inclusive of any post contract customer support (“PCS”). The original license agreement also includes a fee for PCS, which must be renewed annually. This fee covers all customer training costs, marketing assistance, phone support, and any and all software enhancements and upgrades. The Company defers the entire amount of this fee and recognizes it over the twelve-month period in which the PCS services are provided. The Company has established vendor specific objective evidence (“VSOE”) for its PCS services, therefore the portion of the up-front fee not attributable to PCS relates to the software license and to all other services provided during the initial year of the agreement, including installation, training and marketing services. The portion of the up-front fee related to these activities is recognized over the first four months of the contract, which is the average period of time over which these services are performed. The agreements typically do not allow for cancellation during the term of the agreement. However, for agreements that contain refund or cancellation provisions, the Company defers the entire fee until such refund or cancellation provisions lapse.
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
Insurance Brokerage Fees
     The Company acts as a licensee insurance agent for the credit and fraud insurance products that can be purchased in conjunction with the Company’s accounts receivable financing services. The Company earns an insurance brokerage commission for all premiums paid by our financial institution customers. The brokerage fees are recorded on a net basis as opposed to reflecting the entire insurance premium as revenues since the Company does not take any credit risk with respect to these premiums.
Lease Accounting
     The Company is an equipment lessor. As such, the Company accounts for its leasing business in accordance with SFAS No. 13, Accounting for Leases . SFAS No. 13 requires lessors to evaluate each lease transaction and determine whether it qualifies as a sales-type, direct financing, leveraged, or operating lease. KVI’s leases fall into two of those catagories: direct financing and operating leases.

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
     During the second quarter of 2006, the Company began the process of modifying GTI’s ACH and Remote Deposit contracts entered into after the January 31, 2006 acquisition date. The primary modification related to allowing for customers of these products to take possession of the software for use on an in-house basis versus the primary application service provider (“ASP”) basis that GTI typically employs. In accordance with the guidance provided in EITF No. 00-3, Application of AICPA SOP 97-2, “Software Revenue Recognition,” to Arrangements That Include the Right to Use Software Stored on Another Entity’s Hardware, this change in contractual terms results in a change in the applicable accounting literature from EITF 00-21 to SOP 97-2, Software Revenue Recognition, as modified by SOP’s 98-4 and 98-9. Under SOP 97-2, if VSOE has been established for all undelivered elements, the residual method applies. Under the residual method, the fair value of each undelivered element is deferred and the difference between the total arrangement fee and the amount deferred for the undelivered elements is recognized as revenue related to the delivered elements. Therefore, in April 2006, the Company began recognizing the up-front fees when all of the revenue recognition criteria in paragraph 8 of SOP 97-2 have been met, which is normally upon customer implementation. Revenue related to the undelivered elements is recognized as the services are delivered. Included in financial institution revenues for the year ended December 31, 2006 is approximately $1.8 million related to up-front fees for contracts entered into during 2006. Had the Company not adopted this change, the total of $1.8 million in additional revenue in 2006 would have been spread over the estimated life of the client relationships, which is approximately 60 months. The effect of this change on how the Company recognizes revenue from sales of these products in future years will be to accelerate the amount of revenue it recognizes in each year in which it sells the products although the precise amount will vary depending on the number and dollar amount of its contracts.
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
Website Design and Hosting Revenue
     The Company offers financial institution website design services as well as hosting and support services for the website once design is complete. The Company charges an up-front fee for the design services and charges a monthly website hosting and support fee each month of the contract, which is typically five years. Typically included in the monthly hosting and support fee is a limited amount of website maintenance hours each month. Any maintenance work exceeding the designated number of hours included in the monthly hosting fee and support is billed at an agreed upon hourly rate as the services are rendered. The Company accounts for the website design and hosting services in accordance with EITF No. 00-21. During July 2006, the Company was able to establish objective and reliable evidence of fair value of the undelivered elements (the hosting and support services). As a result, the up-front fee for the design services is recognized at the time the customer website is completed and operational. Included in 2007 and 2006 revenues were approximately $562,000 and $297,000, respectively, related to up-front fees for completed customer websites that had previously been deferred. Had the Company not adopted this change, the additional revenue in 2007 and 2006 would have been spread over the estimated life of the client relationships, which is approximately 60 months. The effect of this change on how the Company recognizes revenue from sales of these products in future years will be to accelerate the amount of revenue it recognizes in each year in which it sells the products, although the precise amount will vary depending on the number and dollar amount of its contracts. Monthly hosting and maintenance revenues are recognized on a monthly basis as earned.

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
Advertising Costs
     The Company expenses all advertising costs as incurred, except for direct-response advertising, which is capitalized and amortized over its expected period of future benefits. Direct-response advertising consists primarily of direct mail piece production and mailing related to the Company’s bank deposit acquisition products, Free Checking and DepositPlus. Direct-response advertising costs are amortized over three years. As of December 31, 2007 and 2006, the net book value of capitalized direct-response advertising costs totaled $99,000 and $265,000, respectively. Total advertising expense for December 31, 2007, 2006 and 2005 was $281,000, $295,000, and $211,000, respectively.
Income Taxes
     The Company accounts for income taxes under SFAS No. 109, Accounting for Income Taxes. Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. As of December 31, 2007 the Company believes that it is more likely than not that the Company will not be able to generate sufficient taxable income in future years in order to realize the deferred tax assets that are recorded, with certain exceptions. As such, a valuation allowance of $101,000 has been provided against certain of the Company’s state deferred tax assets as of December 31, 2007.
     On January 1, 2007, the Company adopted the Financial Accounting Standards Board (“FASB”) Interpretation No. 48 (“FIN No. 48”) Accounting for Uncertainty in Income Taxes, which is an interpretation of SFAS No. 109, Accounting for Income Taxes. FIN No. 48 requires a company to evaluate all uncertain tax positions and assess whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Adoption of FIN No. 48 resulted in an accrual of approximately $338,000 related to an uncertain tax position, which was previously accrued as a contingent liability; thus, there was no cumulative adjustment to retained earnings upon adoption. This uncertain tax position, if recognized, would not have an effect on the effective tax rate.
     We file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. We are no longer subject to U.S. federal tax examinations for any returns before 2004. State jurisdictions that remain subject to examination range from 2001 to 2006.
Concentration of Revenues
     A large percentage (78.9%) of the Company’s 2007 revenues are generated from financial institutions.
(Loss) Earnings Per Share
     The Company applies the provisions of SFAS No. 128, Earnings per Share, which establishes standards for both the computation and presentation of basic and diluted EPS on the face of the consolidated statements of operations. Basic (loss) earnings per share have been computed by dividing net (loss) income available to common stockholders by the weighted average number of common shares outstanding during each year presented. Diluted (loss) earnings per common share have been computed by dividing net (loss) income available to common shareholders by the weighted average number of common shares outstanding plus the dilutive effect of options and other common stock equivalents outstanding during the applicable periods. Options and other common stock equivalents are excluded from the calculation of diluted (loss) earnings per common share to the extent that they are anti-dilutive.
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
     Under the Black-Scholes option-pricing model, the Company estimated volatility using its historical share price performance over the expected life of the option. Results of prior periods do not reflect any restated amounts, and the Company had no cumulative effect adjustment upon adoption of SFAS No. 123R under the modified prospective method. The Company’s policy is to recognize compensation cost for awards with only service conditions and a graded vesting schedule on a straight-line basis over the requisite service period for the entire award. Additionally, the Company’s policy is to issue new shares of common stock to satisfy stock option exercises or grants of restricted shares. The Company has determined that it has two pools of employees for the purpose of calculating the estimated compensation cost: executive officers pool and non-executive officers pool. These two pools properly segregate our employees that have similar historical exercise and forfeiture behavior.

Fair Value of Financial Instruments
     To meet the reporting requirements of SFAS No. 107, Disclosures About Fair Value of Financial Instruments, the Company estimates the fair value of financial instruments. At December 31, 2007 and 2006, there were no material differences in the book values of the Company’s financial instruments and their related fair values due to their short term nature. Financial instruments primarily consist of cash, accounts receivable, accounts payable and debt instruments.
Comprehensive Income (Loss)
     The Company applies the provisions of SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 requires that the changes in the amounts of certain items, including gains and losses on certain securities, be shown in the financial statements as a component of comprehensive income. The Company reports comprehensive income (loss) as a part of the consolidated statements of stockholders’ equity (deficit).
Segment Disclosures
     The Company applies the provisions of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 establishes standards for the method that business enterprises report information about operating segments in annual and interim financial statements. SFAS No. 131 also establishes standards for related disclosures about products and services, geographic area and major customers. The Company operates in two industry segments, financial institution services and retail inventory management services. Note 21 of these consolidated financial statements discloses the Company’s segment results.
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
Reclassifications
     The Company reclassified certain cost of revenues from financial institution services to other products and services to better correlate with the Company’s revenue categories. Revenues and cost of revenues for the year ended December 31, 2005 have been reclassified to reflect this presentation.
     Certain prior year amounts have been reclassified to conform with current year classifications.
Recent Accounting Pronouncements
     In June 2006, the Financial Accounting Standards Board FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN No. 48”), which is an interpretation of SFAS No. 109, Accounting for Income Taxes. FIN No. 48 requires a company to evaluate all uncertain tax positions and determine whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Effective January 1, 2007, the Company adopted the provisions of FIN No. 48. There was no cumulative effect of adopting FIN No. 48.
     On September 20, 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States, and expands disclosures about fair value measurements. On February 12, 2008, the FASB issued FASB Staff Position SFAS No. 157-2, Effective Date of FASB Statement No. 157 (the “FSP 157-2”). FSP 157-2 amended SFAS No. 157, to delay the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (that is, at least annually). FSP 157-2 defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of FSP 157-2. The Company is subject to the remaining provisions of SFAS No. 157 beginning January 1, 2008. The adoption of SFAS No. 157 did not have a material impact on our financial condition, results of operations, or cash flow.
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of FASB Statement No. 115 (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. This statement is effective for fiscal years beginning after November 15, 2007. Unrealized gains and losses on items for which fair value option has been elected will be recognized in earnings at each subsequent report date. The Company is currently evaluating the effects of SFAS No. 159 upon adoption, however at this time it does not believe that adoption of this standard will have a material affect on its operating results or consolidated financial position.
     In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141(R)”), which replaces SFAS No. 141, Business Combinations. SFAS 141(R) generally retains the underlying concepts of SFAS 141 because it requires all business combinations to be accounted for at fair value under the acquisition method of accounting, but it changes how the acquisition method of accounting is applied in a number of significant aspects. Acquisition costs will be expensed as incurred; contingent consideration will be recorded at fair value on the date of acquisition; restructuring costs associated with a business combination will be expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date will affect the income tax provision. SFAS 141(R) is effective on a prospective basis for all of the Company’s business combinations with an acquisition date on or after January 1, 2009, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. Early adoption is not permitted.
     In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 (“SFAS No. 160”). SFAS No. 160 is effective for our Company as of January 1, 2009. SFAS No. 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It requires that ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented within equity, but separate from the parent’s equity, in the consolidated statement of financial position. It also requires that consolidated net income be reported including the amounts attributable to both the parent and the noncontrolling interest and that the amounts of consolidated net income attributable to the parent and to the noncontrolling interest be disclosed on the face of the consolidated statement of income. Based on the Company’s initial analysis, SFAS No. 160 will not have a material effect on its consolidated financial statements.

2.	SECONDARY COMMON STOCK OFFERING AND PREFERRED STOCK REDEMPTION
     On October 11, 2006, the Company completed the sale of 10,000,000 shares of its common stock in a secondary public offering at a price of $5.50 per share for proceeds, net of underwriting fees, of $51,150,000. On October 18, 2006, the underwriter exercised the over-allotment option to purchase an additional 1,500,000 shares of the Company’s common stock at $5.50 per share for proceeds, net of underwriting fees, of $7,672,500. The proceeds from the offering were used to redeem the Series A and C preferred stock held by Lightyear for a total of approximately $34.5 million with the remaining offering proceeds and the proceeds from the over-allotment option being used to pay down the Company’s $17.8 million Bank of America credit facility. The following is a summary of the secondary offering transaction:

(In thousands, except per share amounts)
Gross proceeds (10.0 million and 1.5 million shares sold at $5.50 per share)	$63,250
Less:
Underwriting and advisory fees	4,428
Legal and accounting fees	1,902
Printing and distribution expenses	279
Roadshow expenses	267
Other expenses	258

Net offering proceeds	$56,116

     The Company paid an additional $36,000 of expenses related to the secondary offering in 2007.
     In conjunction with the secondary offering, the Company redeemed all of the Series A and C preferred shares for $33.2 million, including all accrued but unpaid dividends, paid $1.2 million to redeem the 378,788 common stock warrants issued in January 2006, and issued 2,346,000 new common shares to Lightyear, representing 14.9% ownership of the fully diluted common stock of the Company as of October 11, 2006, in exchange for the 3,200,000 common stock warrants held by Lightyear and the release of Lightyear from its guaranty of our Term B Note. This redemption resulted in a deemed distribution of approximately $15.7 million representing the difference in the total value of what the Company paid in cash as well as the estimated fair value of the 2.3 million common shares issued to Lightyear totaling $47.3 million compared to the recorded values of the Series A and C preferred stock of $15.8 million and the amounts credited to additional paid-in-capital relating to the associated warrants of approximately $12.9 million. The deemed distribution was included in the preferred dividends caption in the accompanying consolidated statement of operations for the year ended December 31, 2006. The Company also recorded a one-time, non-recurring charge for the write-off of the debt discount and the debt issuance costs previously recorded on the Series C preferred stock. This expense is included in other operating expense during the year ended December 31, 2006 and totaled approximately $1.6 million.
     The Company redeemed all outstanding Series B preferred shares at the stated redemption price, plus accrued and unpaid dividends, on December 8, 2006. The total amount of the redemption and accrued dividends totaled $2.2 million. As a result of the Series B redemption, the Company recorded a deemed distribution of approximately $1.9 million during the year ended December 31, 2006.
     As a result of the change in control upon completion of the secondary offering, vesting was accelerated on 951,986 of the Company’s outstanding stock options. In accordance with SFAS No. 123R, the acceleration in vesting resulted in the acceleration of non-cash stock compensation associated with these options. Therefore, a non-cash stock compensation charge of approximately $3.0 million was recorded during the year ended December 31, 2006. Approximately 930,000 of the stock options held by executives and directors that became vested are subject to lock-up agreements with the underwriters. Fifty percent (50%) of the accelerated executive and director options were locked-up for six months with the balance being locked-up for twenty-four months.
     Upon the paydown of the Bank of America credit facility, the term debt was extinguished and converted into additional revolving debt, making the credit facility a $25.0 million revolving credit facility. See Note 10 for further discussion of the Company’s credit facility.

3.	ACQUISITIONS
     Assets of DataTrade, LLC
     On May 1, 2007, the Company acquired certain operating assets and liabilities of DataTrade, LLC (“DataTrade”), a Missouri limited liability company, for total cash consideration of approximately $5.8 million, which was funded by the Company’s revolving line of credit. In addition to the consideration at closing, the selling shareholders may be entitled to additional consideration based on the financial performance of the acquired business during the next twenty-four months. This acquisition compliments our existing product offering to community banks and their customers. The operating results of DataTrade are included with those of the Company beginning May 1, 2007. Pro forma financial results of DataTrade are not required due to the size of the transaction. The transaction was accounted for in accordance with SFAS No. 141, Business Combinations. The purchase price allocation is as follows:

(In thousands)
Purchase Price:
Cash	$5,698
Direct costs of acquisition	131

Total purchase price	$5,829

Value assigned to assets and liabilities:
Assets:
Accounts receivable/Unbilled accounts receivable	$596
Prepaids and other current assets	13
Property and equipment	171
Deferred tax asset	143
Customer list (estimated life of ten years)	950
Acquired technology (estimated life of five years)	720
Goodwill/unidentified intangibles	3,794
Liabilities:
Accounts payable	(100)
Accrued liabilities	(83)
Deferred revenue	(375)

Total net assets	$5,829

     The Company continues to evaluate and value the identifiable intangible assets and acquisition costs of DataTrade. The above preliminary purchase price allocation was adjusted in the fourth quarter based on the results of this ongoing analysis. The results of this ongoing analysis are reflected in the above purchase price allocation and resulted in a net increase of $151,000 to goodwill for the three months ended December 31, 2007. The goodwill recorded, net of the deferred tax asset and deferred revenue, will be deductible.

Assets of Community Banking Systems, Ltd.
     On March 14, 2007, the Company executed an asset purchase agreement to acquire certain operating assets and liabilities from Community Banking Systems, Ltd. (“CBS”), in exchange for cash consideration of $4.8 million. In addition to the cash consideration at closing, the selling shareholders may be entitled to additional consideration based on the financial performance of the business during the next twenty four months. Simultaneous with the execution of the asset purchase agreement, the Company entered into two-year employment agreements with two of the principal officers of CBS. The operating results of CBS are included with those of the Company beginning March 14, 2007. Pro forma financial results of CBS are not required due to the size of the transaction. The transaction was accounted for in accordance with SFAS No. 141, Business Combinations. The purchase price allocation is as follows:

(In thousands)
Purchase Price:
Cash	$4,650
Direct costs of acquisition	136

Total purchase price	$4,786

Value assigned to assets and liabilities:
Assets:
Cash	$224
Accounts receivable/Unbilled accounts receivable	275
Prepaids and other current assets	15
Current deferred tax asset	123
Property and equipment	68
Customer list (estimated life of ten years)	504
Acquired technology (estimated life of five years)	1,040
Non-compete (estimated life of three years)	170
Goodwill/unidentified intangibles	2,825
Liabilities:
Accounts payable	(115)
Accrued liabilities	(23)
Deferred revenue	(320)

Total net assets	$4,786

     The Company continues to evaluate and value the identifiable intangible assets and acquisition costs of CBS. The above preliminary purchase price allocation was adjusted in the fourth quarter based on the results of this ongoing analysis. The results of this ongoing analysis are reflected in the above purchase price allocation, and resulted in a net increase of $169,000 to goodwill for the three months ended December 31, 2007. The goodwill recorded, net of the deferred tax asset and deferred revenue, will be deductible.

Goldleaf Technologies, Inc.
     On January 31, 2006, the Company acquired 100% of the outstanding capital stock of Goldleaf Technologies, Inc. (“GTI”) in exchange for cash consideration of $16.8 million and common stock consideration of $0.4 million (54,464 shares valued at $7.35 per share). Signing bonuses of $830,000 were also paid to certain executives of GTI. Simultaneous with the execution of the merger agreement, the Company entered into a two-year employment agreement with the chief executive officer of GTI to become an executive vice president of the Company. This acquisition complements our existing product offering to community banks and their customers. The operating results of GTI were included with those of the Company beginning January 31, 2006. The transaction was accounted for in accordance with SFAS No. 141, Business Combinations. The purchase price allocation is as follows:

(In thousands, except share amounts)
Purchase Price:
Cash	$17,615
Notes payable to executive	1,000
Common shares (54,468 shares at $7.35 per share)	400
Direct costs of acquisition	218

Total purchase price	$19,233

Value assigned to assets and liabilities:
Assets:
Cash	$1,405
Restricted Cash	11,258
Accounts receivable/Unbilled accounts receivable	466
Prepaid and other current assets	156
Deferred tax asset	1,262
Property and equipment	1,790
Customer list (estimated life of ten years)	2,110
Acquired technology (estimated life of seven years)	2,070
Trademarks/tradenames (indefinite life)	3,860
Non-compete (estimated life of three years)	1,300
Goodwill/unidentified intangibles	13,774
Liabilities:
Accounts payable	(1,181)
Accrued liabilities	(2,032)
Customer deposits	(11,258)
Capital lease obligations	(1,557)
Deferred revenue	(4,190)

Total net assets	$19,233

     Included in accrued liabilities are the office lease costs of GTI’s former headquarters building, net of estimated sublease proceeds. The Company vacated this building space and thus will not receive any future economic benefits from this office space. The Company subleased a portion of the space effective April 2007. The office lease space accrual totaled $147,000 at December 31, 2007.
     GTI goodwill increased $219,000 in 2007 due to a deferred tax adjustment related to fiscal year 2006.
     On a proforma basis, as though we had acquired GTI on January 1, 2006, proforma revenue would have been $56.6 million, net loss would have been $3.1 million, and basic and diluted loss per share would have been ($3.63). On a proforma basis, as though we had acquired GTI on January 1, 2005, proforma revenue would have been $46.8 million, net loss would have been $528,000, and basic and diluted loss per share would have been ($0.85).

Assets of P.T.C. Banking Systems, Inc.
     On January 18, 2006, the Company executed an asset purchase agreement to acquire certain operating assets and liabilities from P.T.C. Banking Systems, Inc. (“P.T.C.”), in exchange for cash consideration of $1.0 million and common stock consideration of $62,000 (8,485 shares valued at $7.30). Simultaneous with the execution of the asset purchase agreement, the Company entered into a one-year employment agreement with the principal officer of P.T.C. The operating results of P.T.C. were included with those of the Company beginning January 18, 2006. The transaction was accounted for in accordance with SFAS No. 141, Business Combinations. The purchase price allocation is as follows:

(In thousands, except share amounts)
Purchase price:
Cash	$949
Common shares (8,485 shares valued at $7.30 per share)	62
Direct acquisition costs	37

Total purchase price	$1,048

Value assigned to assets and liabilities:
Assets:
Property and equipment	$15
Customer list (estimated life of ten years)	53

Acquired technology (estimated life of five years)	280
Non-compete (estimated life of three years)	375
Goodwill	478
Liabilities:
Accounts payable	(3)
Accrued liabilities	(10)
Deferred revenue	(140)

Total net assets	$1,048

4. PROPERTY AND EQUIPMENT
     Property and equipment are classified as follows:

	2007	2006
	(In thousands)
Purchased software	$5,123	$4,199
Leasehold improvements	761	726
Furniture and equipment	8,875	8,867

	14,759	13,792
Less: accumulated depreciation	(11,098)	(10,596)

	$3,661	$3,196

     Depreciation expense was approximately $1,751,000, $1,888,000, and $1,042,000, for the years ended December 31, 2007, 2006 and 2005, respectively. The portion of depreciation expense above included in cost of revenues totaled $362,000, $295,000, and $4,000 for the years ended December 31, 2007, 2006, and 2005, respectively.
     Depreciation expense related to property and equipment subject to capital lease arrangements totaled $366,000, $335,000, and $0 for the years ended December 31, 2007, 2006, and 2005, respectively.

5. OPERATING LEASE PROPERTY
     The following schedule provides an analysis of the Company’s investment in property leased under operating leases by major classes as follows:

	2007	2006
	(In thousands)
Computer equipment	$—	$19
Office furniture	—	38
Manufacturing equipment	—	7
Medical equipment	—	16
Copiers	76	76

	76	156
Plus: initial direct costs	—	1
Less accumulated depreciation	(53)	(87)

Net property on operating leases	$23	$70

     The following is a schedule by years of minimum future rentals on noncancelable operating leases as of December 31, 2007:

2008	$17
2009	2

$19

     Depreciation expense on operating lease property was $27,000, $72,000 and $48,000 for the years ended December 31, 2007, 2006 and 2005, respectively.
6. NET INVESTMENT IN DIRECT FINANCING LEASES
     The following lists the components of the net investment in direct financing leases as of December 31, 2007 and 2006, respectively:

	2007	2006
	(In thousands)
Total minimum lease payment to be received	$4,695	$6,957

Less: Allowance for uncollectibles	—	—

Net minimum lease payments receivable	4,695	6,957
Plus: unguaranteed estimated residual values of leased property	559	783
Plus: initial direct costs	67	109
Plus: leases in process	54	—
Less: unearned income	(827)	(1,309)

Net investment in direct financing leases	$4,548	$6,540

     All lease assets are pledged as security against the non-recourse lease notes payable discussed in Note 12.
     At December 31, 2007, minimum lease payments for each of the next five years are as follows (in thousands):

2008	$1,906
2009	1,404
2010	748
2011	417
2012	149
Thereafter	71

$4,695

7. INTANGIBLE AND OTHER ASSETS
     Intangible and other assets consist of the following:

	2007	2006
	(In thousands)
Debt issuance costs, net of accumulated amortization of $401 and $276, respectively	$240	$360
Non-compete agreements, net of accumulated amortization of $1,645 and $852, respectively	1,845	2,518
Customer lists, net of accumulated amortization of $861 and $1,665, respectively	4,322	3,364
Acquired technology, net of accumulated amortization of $1,888 and $939, respectively	3,480	2,592
Tradenames, indefinite life	3,860	3,860
Other, net	223	339

	$13,970	$13,033

     Amortization expense of identified intangible assets during the years ended December 31, 2007, 2006 and 2005 was approximately $2,335,000, $2,087,000, and $421,000, respectively.
     The estimated amortization expense of intangible assets during the next five years is as follows (in thousands):

2008	$2,598
2009	1,475
2010	1,270
2011	1,188
2012	912
Thereafter	2,667

$10,110

8. GOODWILL
     The changes in the carrying amount of goodwill for 2007 and 2006 are as follows:

	2007	2006
	(In thousands)
Balance as of January 1	$26,477	$12,378
Goodwill related to current year acquisitions	6,619	14,033
Goodwill related to additional contingently issuable shares issued for acquisition of Captiva	1,418	—
Other changes	(297)	66

Balance as of December 31	$34,217	$26,477

     The goodwill additions and other changes in 2007 related solely to the financial institution services segment.
     Based upon the 2006 financial results of Captiva, the selling shareholders were entitled to an additional 242,424 common shares. These additional shares were issued in April 2007 and were treated as additional purchase price and therefore, increased goodwill by approximately $1.4 million.

9. ACCRUED LIABILITIES
     Accrued liabilities consist of the following:

	2007	2006
	(In thousands)
Employee bonuses	$202	$606
Commissions and other payroll costs	647	899
Accrued severance costs	272	—
Other	934	2,509

	$2,055	$4,014

10. LONG-TERM DEBT / REVOLVING LINE OF CREDIT
     On December 9, 2005, the Company issued a $10.0 million unsecured senior subordinated note to Lightyear PBI Holdings, Inc. (“Lightyear Note”) and warrants to acquire 757,576 common shares at $6.60 per share in exchange for $10.0 million in cash. On January 23, 2006, the Lightyear Note was converted into shares of the Company’s Series C Preferred Stock as described below. The Lightyear Note was unsecured and was subordinated to the then existing Bank of America facility. The Lightyear Note accrued interest monthly at a rate of 10%, increasing to 12% beginning June 9, 2007, and was payable semi-annually in arrears beginning July 1, 2006. The term of the Lightyear Note was five years, at which time the entire principal was to become due. In the event that the Company prepaid the Lightyear Note in full or any partial payments prior to June 9, 2007, up to 50% of the 757,576 of common stock warrants would be cancelled on a pro rata basis in proportion to the amount of debt prepaid. The $10.0 million in proceeds received was allocated to the two instruments in proportion to their relative fair values. As a result, the Lightyear Note was recorded at a discount. The discount was accreted over the term of the debt as interest expense until redemption on October 11, 2006 at which time the remaining unamortized discount of $1.3 million and debt issuance costs of $228,000 were written-off and are included in other operating expense in the accompanying consolidated statements of operations. The proceeds of the Lightyear Note were used to acquire Captiva Solutions and repay the outstanding balance of the then existing Bank of America facility. The Series C Preferred Stock was redeemed in its entirety on October 11, 2006, as more fully described in Note 2.
     On January 23, 2006, the Company entered into an amended and restated $18.0 million credit facility with Bank of America. The Company used the proceeds of the facility on January 31, 2006 to buy Goldleaf Technologies.
     In connection with the January 2006 amendment and restatement of the Bank of America credit facility:
•	The Lightyear Fund, L.P., an affiliate of Lightyear, guaranteed a $6.0 million term loan included in the facility that was due July 23, 2006 and we agreed to pay a fee of $45,000 to The Lightyear Fund, L.P. and to reimburse the Lightyear Fund, L.P. for up to $50,000 of its expenses in connection with this guaranty;

•	Lightyear exchanged its senior subordinated $10.0 million note for 10,000 shares of our Series C preferred stock, which decreased our debt by $10.0 million but added that same amount in redeemable preferred stock; and

•	The common stock warrants that we issued to Lightyear in December 2005 in connection with the Lightyear note were amended and restated.
     The Series C preferred stock issued to Lightyear has a mandatory redemption date of December 9, 2010 at a redemption price of $10.0 million plus accrued and unpaid dividends, and has a 10% annual dividend rate that increases to 12% on June 9, 2007. As discussed in Note 2, on October 11, 2006, all of the Series C preferred stock outstanding was redeemed with cash generated from the Company’s $63.0 million secondary public stock offering.
     We subsequently amended the Bank of America credit facility again in April 2006 to provide for an additional $1.75 million in short-term loans. We further amended the Bank of America credit facility in June 2006 to increase the total facility to $25.0 million, consisting of the $9.75 million Term A note, the $6.0 million Term B note and a $9.25 million revolving credit line. The June amendment also eliminated the scheduled quarterly Term A note payments of $250,000 on June 30, 2006, $500,000 on both September 30, 2006 and December 31, 2006, and $750,000 per quarter thereafter until maturity. On August 31, 2006, we again amended the Bank of America credit facility to reduce the interest rate on the Term B note from LIBOR plus 3% to LIBOR plus 1.25%. We repaid the $17.8 million outstanding under our credit facility with proceeds from our common stock offering discussed in note 2. Upon repayment of the $17.8 million outstanding, our credit facility converted automatically to a $25.0 million revolving credit facility.
     On November 30, 2006, we entered into a Second Amended and Restated Credit Agreement with Bank of America, The Peoples Bank and Wachovia Bank. The Second Amended and Restated Credit Agreement amends and restates in its entirety the Amended and Restated Credit Agreement originally dated January 23, 2006, as amended and as further amended on February 17, 2006, April 5, 2006, May 3, 2006, June 15, 2006, and August 31, 2006. In the Second Amended and Restated Credit Agreement the parties thereto agreed to certain changes from the previously existing credit agreement, including the following:
•	the credit facility was converted to a revolving credit facility in the amount of $40 million, an increase of $15 million over the previously existing credit facility;

•	the maturity of the credit facility was extended from January 23, 2008 to November 30, 2009 with an option, conditioned upon the consent of the lenders, to extend the maturity for 12 additional months;

•	the Funded Debt to EBITDA Ratio was increased from 2.25 to 3;

•	Wachovia Bank joined as a participant; and

•	The limit on capital expenditures was increased from $3 million to $5 million per fiscal year.

     The Second Amended and Restated Credit Agreement contains financial covenants, including the maintenance of financial ratios and limits on capital expenditures. We were required to maintain on a quarterly basis a ratio of Funded Debt to EBITDA (as defined) not exceeding 3:1. We were also required to maintain for the 12-calendar month period ending on the last day of each calendar quarter, a Fixed Charge Coverage Ratio (as defined) of 2:1. In addition, we were prohibited from acquiring fixed assets (other than any equipment purchased by KVI with proceeds of non-recourse loans) having a value greater than $5 million during any 12-month period ending with each fiscal quarter. The Credit Agreement also contains customary negative covenants, including but not limited to a prohibition on declaring and paying any cash dividends on any class of stock.
     As of December 31, 2007 and 2006, we were in compliance with all restrictive financial and non-financial covenants contained in the Second Amended and Restated Credit Agreement. At December 31, 2007, we had eligible capacity as defined to borrow $14.2 million under the Second Amended and Restated Credit Agreement.
     The Second Amended and Restated Credit Agreement was amended (including but not limited to amendments of the above-referenced ratios) by the First Amendment to Second Amended and Restated Credit Agreement and Consent dated January 17, 2008 which is more fully described in Note 22.
11. CAPITAL LEASE OBLIGATIONS
     The Company, through its acquisition of GTI, assumed GTI’s capital lease agreements for certain computer equipment, office equipment, and software. The leases are due in monthly installments through May 2010. Lease payments are collateralized by the leased property and bear interest at rates ranging from 3.62% to 9.75%. At December 31, 2007 and 2006, the net book value of the assets under these capital leases totaled approximately $783,000 and $1.1 million, respectively, and are included in their respective captions for property and equipment. As of December 31, 2007, the future maturities of the Company’s capital lease obligations are as follows:

(in thousands)
2008	$472
2009	430
2010	143

1,045
Less — Amount representing interest	(87)

958
Less — Current portion	(414)

$544

12. NON-RECOURSE LEASE NOTES PAYABLE
     As part of the leasing business, the Company borrows funds from its community bank partners on a non-recourse basis in order to acquire the equipment to be leased. In the event of a lease default, the Company is not obligated to continue to pay on the non-recourse note payable associated with that particular lease. As of December 31, 2007, the principal balance of all non-recourse lease notes payable, due to various financial institutions, totaled $4.1 million ($1.6 million of the total is classified as current). Interest and principal are primarily due monthly with interest rates ranging from 4% to 11%.
     The following is the scheduled non-recourse notes payable principal payments over the next five years as of December 31, 2007:

(In thousands)
2008	$1,638
2009	1,260
2010	661
2011	334
2012	108
Thereafter	65

$4,066

13. INCOME TAXES
     Income tax provision (benefit) consisted of the following for the three years ended December 31, 2007:

	2007	2006	2005
	(In thousands)
Current income tax expense	$—	$212	$386

Deferred tax expense (benefit)	1,258	(962)	973

Income tax provision (benefit), net	$1,258	$(750)	$1,359

     A reconciliation of the tax provision (benefit) from the U.S. federal statutory rate to the effective rate for the three years ended December 31, 2007 is as follows:

	2007	2006	2005
	(In thousands)
Tax expense (benefit) at U.S. federal statutory rate	$232	$(1,265)	$1,256
State tax expense (benefit), net of reduction to federal taxes	31	(167)	148
Non-deductible interest expense — Series C Preferred stock	—	471	—
Stock compensation — incentive stock options	473	231	—
Accrual for uncertain tax positions	210	—	—
Valuation allowance	101	—	—
Expenses not deductible	49	58	58
Other	162	(78)	(103)

Income tax provision (benefit), net	$1,258	$(750)	$1,359

     Effective January 1, 2007, the Company adopted the provisions of FIN 48. There was no cumulative adjustment to retained earnings as of January 1, 2007 as a result of adoption. During 2007, two new uncertain tax position were identified. As a result, the Company recorded an additional $367,000 accrual (net of indirect benefits) relating to the new uncertain tax positions. In addition, during the quarter ended September 30, 2007, the Company resolved one of the uncertain tax positions and reversed the $145,000 reserve previously accrued as a contingent liability. Therefore, the Company’s accrual for uncertain tax positions totaled $560,000 at December 31, 2007. The Company has elected to classify interest associated with uncertain tax positions as interest expense in the accompanying consolidated statements of operations. Additionally, penalties associated with uncertain tax positions will be classified as income tax expense in the accompanying consolidated statements of operations. There were no penalties and interest accrued as of January 1, 2007 and December 31, 2007. The amount of unrecognized tax benefit that, if recognized would effect the Company’s tax rate totaled $222,000 at December 31, 2007.
     A reconciliation of the beginning and ending liability for uncertain tax positions (net of indirect benefits) is as follows:

(In thousands)
Balance at January 1, 2007	$338
Additions based on tax positions related to the current year	367
Reductions for tax positions related to the current year	(145)

Balance at December 31, 2007	$560

Significant components of the Company’s deferred tax assets and liabilities, using an average tax rate of 38.5% at December 31, 2007 and December 31, 2006 are as follows:

	2007	2006
	(In thousands)
Current assets (liabilities):
Deferred revenue	$1,216	$629
Allowances on assets	178	183

Net operating loss carryforwards	378	648
Prepaid and accrued expenses	(329)	(83)

Deferred tax assets, current	1,443	1,377

Non-current assets (liabilities):
Deferred revenue	366	681
Software development costs	(2,189)	(1,012)
Net operating loss carryforwards, net of current portion	5,823	5,276
Stock compensation — Nonqualified options	895	1,273
Depreciation and amortization	(2,929)	(3,277)
Valuation Allowance	(101)	—
Other	144	180

Deferred tax assets, non-current	2,009	3,121

Total net deferred tax assets	$3,452	$4,498

     The Company has gross net operating loss carryforwards of approximately $48.0 million available as of December 31, 2007 for both federal and state tax purposes. Of this total, $37.6 million were acquired during the Towne merger. At the time of the merger, an analysis was performed to assess the realizability of these NOLs due to Section 382 of the US tax code. The results of this analysis concluded that the likelihood of ever being able to utilize the majority of those NOLs was remote; therefore, the Company recorded only the portion of the Towne NOLs estimated to be usable under Section 382. These carryforwards are limited in use to approximately $981,000 per year due to the Lightyear transaction and the Towne merger and expire at various times through 2027.
14. PREFERRED STOCK
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
     The Company issued Series A Non-convertible Preferred Stock on January 20, 2004. Holders of the Series A preferred shares were entitled to 800 votes per share owned.
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

     As discussed in Note 2, all outstanding Series A, B, and C preferred shares were redeemed in December 2006, and as such, no preferred stock is outstanding as of December 31, 2007.
15. EMPLOYEE STOCK OPTION PLANS
     The Company has four stock option plans: the 1994 Stock Option Plan, the 1999 Stock Option Plan, the 2004 Equity Incentive Plan and the 2005 Long-Term Equity Incentive Plan. Options under these plans include non-qualified and incentive stock options and are issued to officers, key employees and directors of the Company. The Company has reserved 1,481,262 new shares of common stock for these plans under which the options are granted at a minimum of 100% of the fair market value of common stock on the date of the grant, expire 10 years from the date of the grant and are exercisable at various times determined by the Board of Directors. The Company also has approximately 169,697 shares of common stock reserved for the issuance of options under three plans associated with a prior acquisition. The Company applies SFAS No. 123R in accounting for its options in 2007 and 2006 and applied APB No. 25 in accounting for its options in 2005 and accordingly, no compensation cost was recognized in 2005.
     As indicated in Note 1, the Company adopted SFAS 123R on January 1, 2006. The adoption of SFAS No. 123R resulted in compensation expense of $248,000 and $3.8 million for the years ended December 31, 2007 and 2006. As a result of the change in control upon completion of the secondary offering in 2006, vesting was accelerated on 951,986 of the Company’s outstanding stock options. Therefore, a non-cash stock compensation charge of approximately $3.0 million was recorded during the year ended December 31, 2006. Stock compensation expense, before income tax effect, is reflected in general and administrative expense in the accompanying consolidated statement of operations.
     The fair value of each option award is estimated, on the date of grant using the Black-Scholes option pricing model, which incorporates ranges of assumptions for inputs as shown in the following table:
•	The expected volatility is estimated based on the historical volatility of the Company’s stock over the contractual life of the options and the Company’s expectations regarding stock volatility in the future.

•	The expected life of options granted is derived from historical Company experience and represents the period of time the options are expected to be outstanding. Currently, the Company applies the simplified method as allowed by SAB 107.

•	The Company uses historical data to estimate option exercise and employee termination behavior within the valuation model.

•	The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods within the contractual life of the option.

	Year Ended December 31,
	2007	2006	2005
Dividend yield range	0.0%	0.0%	0.0%
Expected volatility	58%	58%	59%
Risk-free interest rate range	4.32% — 4.68%	4.31% — 5.08%	4.00%
Expected term (in years)	6.2 years	6.2 years	6.5 years
     As of December 31, 2007, there was $1,655,000 of total forfeiture adjusted unrecognized compensation cost related to unvested share-based compensation arrangements. We expected to recognize this cost over a weighted-average period of 2.7 years.
     Below is a summary of the Company’s option activity as of December 31, 2007, and changes during the year ended December 31, 2007:

		Weighted
	Number of	Average	Remaining	Intrinsic
	Shares	Exercise Price	Contractual Life	Value
Balance at December 31, 2006	1,426,189	$8.65
Granted	871,000	5.00
Exercised	(12,943)	4.14
Canceled	(431,107)	6.39

Balance at December 31, 2007	1,853,139	$7.50	8.17	$—

Balance exercisable at December 31, 2007	1,143,622	$8.77	7.31	$—

     The weighted-average grant date fair value of options granted during the years ended December 31, 2007, 2006, and 2005, was $2.99, $3.94, and $3.90, respectively. The total fair value of stock options that vested during the years ended December 31, 2007 and 2006 was approximately $1,600 and $4.5 million, respectively. The total intrinsic value of stock options exercised during the years ended December 31, 2007 and 2006 was $24,900 and $9,462, resepectively.
     Prior to January 1, 2006, the Company accounted for its stock-based compensation plans under the intrinsic value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and did not utilize the fair value method.

     The following table illustrates the effect on net income available to common shareholders and earnings per share if the fair value based method had been applied to all outstanding and unvested awards for the year ended December 31, 2005.

in thousands, except per share data	2005
Net income available to common shareholders, as reported	$175
Add: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	71

Pro forma net income	$246

Income per share:
Basic —as reported	$0.06

Basic —pro forma	$0.08

Diluted —as reported	$0.06

Diluted —pro forma	$0.08

16. (LOSS) EARNINGS PER SHARE
     Basic (loss) earnings per share is computed by dividing net (loss) income available to common stockholders by the weighted average number of common shares outstanding during the year. Diluted (loss) earnings per share is computed by dividing net (loss) income available to common stockholders by the weighted average number of dilutive common and common equivalent shares outstanding during the fiscal year, which includes the additional dilution related to conversion of preferred stock, common stock warrants and stock options as computed under the treasury stock method. Neither the Series B Convertible Preferred Stock nor the common stock warrant held by the Series A shareholder were included in the adjusted weighted average common shares outstanding for 2005 as the effects of conversion are anti-dilutive. Neither the Series B and Series C Convertible Preferred Stock nor the common stock warrant held by the Series A shareholder were included in the adjusted weighted average common shares outstanding for 2006 as the effects of conversion are anti-dilutive.
     The following table is a reconciliation of the Company’s basic and diluted (loss) earnings per share in accordance with SFAS No. 128:

	2007	2006	2005
	(In thousands, except per share data)
Net (loss) income available to common stockholders	$(576)	$(22,358)	$175

Basic (loss) earnings per Share:

Weighted average common shares outstanding	17,276	6,181	2,945

Basic (loss) earnings per share	$(0.03)	$(3.62)	$0.06

Diluted (loss) earnings per Share:
Weighted average common shares outstanding	17,276	6,181	2,945
Dilutive common share equivalents	—	—	58

Total diluted shares outstanding	17,276	6,181	3,003

Diluted (loss) earnings per share	$(0.03)	$(3.62)	$0.06

     For the year ended December 31, 2005, approximately 5.0 million employee stock options, contingently issuable common shares, warrants and preferred shares were excluded from diluted (loss) earnings per share calculations as their effects were anti-dilutive. All employee stock options, contingently issuable common shares, warrants and preferred shares were excluded from diluted loss per share for the years ended December 31, 2007 and 2006.
     In connection with the Company’s acquisition of Alogent, as described in Note 22, Alogent’s shareholders received 1,889,426 shares of common stock with an aggregate market value of $2.8 million and convertible notes with an aggregate face amount of $7.0 million which are convertible into shares of common stock at a price of $4.50 per share. The convertible notes have a 24 month term and a 7.0% annual interest rate payable quarterly in arrears.

17. COMMITMENTS AND CONTINGENCIES
     The Company leases office space and office equipment under various operating lease agreements. Rent expense for the years ended December 31, 2007, 2006, and 2005 totaled approximately $2,207,000, $2,132,000, and $1,535,000, respectively, and is included in general and administrative expense in the consolidated statements of operations.
     As of December 31, 2007, the future minimum lease payments relating to operating lease obligations are as follows:

(In thousands)
2008	$2,030
2009	1,959
2010	1,014
2011	531
2012	604
Thereafter	422

$6,560

     The future minimum lease payments will be offset by $151,000 of sublease rentals to be received under noncancelable subleases.
Legal Proceedings
     We are not currently a party to, and none of our material properties is currently subject to, any material litigation other than routine litigation incidental to our business.
Employment Agreements
     The Company has entered into employment agreements with certain executive officers of the Company. The agreements provide for compensation to the officers in the form of annual base salaries and bonuses based on the earnings of the Company. The employment agreements also provide for severance benefits, ranging up to 24 months, upon the occurrence of certain events, including a change in control, as defined. As of December 31, 2007, the total potential payouts under all employment agreements were approximately $3.3 million.
18. EMPLOYEE BENEFIT PLANS
     The Company has an employee savings plan, the Goldleaf Financial Solutions, Inc. 401(k) Retirement Plan (the “Plan”), which permits participants to make contributions by salary reduction pursuant to section 401(k) of the Internal Revenue Code. As of December 31, 2007 the Company matched contributions contributed by employees up to a maximum of $1,000 per employee. Effective January 1, 2008 the Company will match contributions by employees up to a maximum of $1,250 per year and may, at its discretion, make additional contributions to the Plan. Employees are eligible for participation immediately following one year of service. Total contributions made by the Company to the Plan were $210,000, $138,000, and $136,000, in 2007, 2006, and 2005, respectively, and are included in operating expenses in the consolidated statements of income.
     During 2000, the Company established an employee stock purchase plan whereby eligible employees may purchase Company stock at a discount through payroll deduction of up to 15% of base pay. The price paid for the stock is the lesser of 85% of the closing market price on the first or last day of the quarter in which payroll deductions occur. The Company has reserved 333,333 shares for issuance under this plan. The Company issued 5,000 shares during 2005. Effective December 31, 2005, the Company terminated the employee stock purchase plan.
     As a result of the Towne merger, the Company had an employee stock ownership plan (“ESOP”), the RMSA Employee Stock Ownership Plan (the “ESOP Plan”). The purpose of the ESOP was to provide stock ownership benefits for substantially all the employees of RMSA who had completed one year of service. The plan was subject to all the provisions of the Employee Retirement Income Security Act of 1974 (“ERISA”), as amended. The Company made no contribution to the ESOP Plan in 2005. As of December 31, 2005, all of the Company’s common shares previously held by the ESOP Plan were distributed to participants as a result of the Plan’s termination.
19. RELATED PARTY TRANSACTIONS
     During the year ended December 31, 2005, the Company paid fees of approximately $25,000, for legal services to a law firm in which a former director and shareholder of the Company is a partner. The director resigned from the board effective December 2005. Additionally, this former director held a material membership interest in Captiva prior to the Company’s acquisition of Captiva. Because of this ownership interest, the acquisition of Captiva required a shareholder vote, which was held on December 9, 2005. The former director received approximately $1.1 million cash, 57,454 common shares of the Company’s common stock and 134,000 common stock options with a $6.60 exercise price as his portion of the total consideration paid for Captiva.
     In conjunction with the acquisition of GTI discussed in Note 3, the Company issued two notes payable to the former President of GTI, as a portion of the consideration paid to him for executing an employment agreement with the Company. The notes had original principal balances of $850,000 (due June 15, 2006) and $150,000 (due April 30, 2007), were unsecured and carried interest at the prime rate as published in The Wall Street Journal (8.25% at April 30, 2007). On June 15, 2006, $350,000 of the $850,000 note was paid and the remaining $500,000 was paid on July 15, 2006. The remaining $150,000 was paid to the former President of GTI on April 30, 2007. These notes were included as a component of the GTI purchase price.

20. QUARTERLY FINANCIAL DATA (UNAUDITED)

	Quarter Ended
	(in thousands, except per share data)
	Dec 31,	Sept 30,	June 30,	March 31,	Dec. 31,	Sept 30,	June 30,	March. 31,
	2007	2007	2007	2007	2006	2006	2006	2006
Statement of income data:
Revenues	$14,534	$14,343	$14,745	$13,047	$14,011	$14,511	$14,098	$13,031

Operating income (loss)	$967	$529	$305	$(530)	$(2,983)	$1,076	$420	$362

Income (loss) before income taxes	$948	$273	$74	$(613)	$(3,137)	$205	$(497)	$(293)

Income tax provision (benefit)	$1,340	$181	$(27)	$(236)	$(524)	$80	$(194)	$(112)

Net income (loss)	$(392)	$92	$101	$(377)	$(2,613)	$125	$(303)	$(181)

Preferred stock dividends	$—	$—	$—	$—	$17,686	$583	$(565)	$552

Net (loss) income available to common stockholders	$(392)	$92	$101	$(377)	$(20,299)	$(458)	$(868)	$(733)

(Loss) earnings per share:
Basic	$(0.03)	$0.01	$0.01	$(0.02)	$(1.33)	$(0.14)	$(0.27)	$(0.23)

Diluted common share	$(0.03)	$0.01	$0.01	$(0.02)	$(1.33)	$(0.14)	$(0.27)	$(0.23)

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
     During the first quarter of 2007 a severance charge of $562,000 was recorded related to our former president of GTI. The fourth quarter 2007 income tax provision includes expense of $162,000 related to book to provision adjustments for our 2006 tax return filings and other associated changes. Also, a tax charge of $101,000 was recorded in the fourth quarter 2007 related to a state valuation allowance for net deferred tax assets.

21. SEGMENT INFORMATION
     The Company operates in two business segments: financial institution services and retail inventory management services. The Company presents its segment reporting under SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. Additionally, $1.5 million of the goodwill originating from the Towne acquisition has been allocated to the retail inventory management services segment and is therefore included in the segment’s total assets.
     The following table summarizes the financial information concerning the Company’s reportable segments for the years ended December 31, 2007, 2006 and 2005.

	(in thousands)
	2007			2006			2005
	Financial	Retail		Financial	Retail		Financial	Retail
	Institution	Inventory		Institution	Inventory		Institution	Inventory
(in thousands)	Services	Management	Total	Services	Management	Total	Services	Management	Total
Revenues	$48,464	$8,205	$56,669	$47,457	$8,194	$55,651	$29,673	$8,678	$38,351

Gross profit	37,124	7,363	44,487	37,868	7,289	45,157	26,708	7,674	34,382

Assets	78,426	3,224	81,650	71,718	3,432	75,150	32,806	3,751	36,557

Total expenditures for additions to long-lived assets	4,286	21	4,307	2,891	23	2,914	1,580	19	1,599

Goodwill	32,147	2,070	34,217	24,407	2,070	26,477	10,308	2,070	12,378

     Total gross profit by segment reconciles to operating income as follows:

	2007	2006	2005
	(In thousands)
Gross Profit	$44,487	$45,157	$34,382

Less: Operating Expenses	(43,216)	(46,282)	(30,307)

Operating Income (loss)	$1,271	$(1,125)	$4,075

22. SUBSEQUENT EVENTS
     On January 17, 2008, the Company acquired Alogent. The acquisition is being accounted for as a business combination in accordance with SFAS No. 141, Business Combinations. Therefore, the operating results of Alogent will be consolidated with those of the Company beginning on the date of acquisition. We completed the acquisition of Alogent for an aggregate purchase price of $42.6 million. We paid to the shareholders and option holders of Alogent $32.8 million in cash, $2.8 million in shares of our common stock (1,889,426 shares), and $7.0 million in promissory notes convertible into shares of common stock at a price of $4.50 per share. The price for our common stock was $1.47 per share. A portion of the purchase price equal to $1.0 million in cash and convertible notes with an aggregate face value of $2.8 million has been deposited into escrow to guarantee the indemnification obligations of the Alogent shareholders. The indemnification obligations of the Alogent shareholders are generally subject to a deductible of $100,000 and a cap equal to the portion of the purchase price put into escrow. The escrow term is for a period of 15 months.
     The Convertible Notes, which were executed by the Company and delivered to the Alogent shareholders on the closing date, have a 24 month term and a 7.0% annual interest rate payable quarterly in arrears. The principal under the convertible notes is convertible, at the option of the holder, into shares of our common stock at a conversion price of $4.50 per share.
     On January 17, 2008 we also amended the Second Amended and Restated Credit Agreement dated November 30, 2006 by and among the Company, Bank of America, The Peoples Bank and Wachovia Bank. The parties to the amendment, agreed to certain changes to the Credit Agreement, including the following:
•	the Revolving Loan Commitment was increased from $40.0 million to $45.0 million;

•	the limit on annual Capital Expenditures was increased from $5.0 million to $7.0 million;

•	two additional applicable interest rates were added to the pricing grid, with a maximum level of LIBOR plus 3% (or base rate plus 0.50%), determined by the Funded Debt to EBITDA Ratio (as defined);

•	the Funded Debt to EBITDA Ratio (as defined) was increased to 4.2 with a graduated step-down through 2008 to 3.0 for 2009 and beyond;

•	a Senior Funded Debt to EBITDA Ratio (as defined) was added, beginning at 3.5 with a graduated step down to 3.0 for the fourth quarter of 2008 and beyond; and

•	consent was given for the Alogent acquisition.
     On January 30, 2008, we entered into an Interest Rate Swap Agreement with Bank of America in the notional amount of $20 million. The swap expires on November 30, 2009. Under the swap, the Company and Bank of America have agreed to exchange interest payments on the notional amount. We have agreed to pay a fixed interest rate of 2.95%, and Bank of America has agreed to pay a floating interest rate equal to the one-month LIBOR rate. The first interest payment is due on March 8, 2008 for both parties. We entered into the swap in order to mitigate risk associated with the floating interest rate paid by the Company under the Second Amended and Restated Credit Agreement.

SCHEDULE II
GOLDLEAF FINANCIAL SOLUTIONS, INC.
VALUATION AND QUALIFYING ACCOUNTS

		Additions
		Charged to
	Balance at	Costs	Deductions	Balance at
	Beginning of	and	(Charge	End of
	Period	Expenses (1)	Offs)(1)	Period

Year ended December 31, 2007
Allowance for doubtful accounts	$396,000	$245,000	$37,000	$604,000

Year ended December 31, 2006
Allowance for doubtful accounts	$206,000	$255,000	$65,000	$396,000

Year ended December 31, 2005
Allowance for doubtful accounts	$242,000	$138,000	$174,000	$206,000

(1)	Additions to the allowance for doubtful accounts are included in general and administrative expense. All deductions or charge offs are charged against the allowance for doubtful accounts.

SIGNATURES
     Pursuant to the requirements of Schedule 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Goldleaf Financial Solutions, Inc.
/s/ G. Lynn Boggs

G. Lynn Boggs
Chief Executive Officer

Date: March 17, 2008
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ G. Lynn Boggs	Chief Executive Officer and Director	March 17, 2008
G. Lynn Boggs

/s/ Scott Meyerhoff	Acting Chief Financial Officer	March 17, 2008
Scott Meyerhoff	(Principal Financial and Accounting Officer)

/s/ Lawrence A. Hough	Director	March 17, 2008
Lawrence A. Hough

/s/ David B. Ingram	Director	March 17, 2008
David B. Ingram

/s/ Bill Mathis	Director	March 17, 2008
Bill Mathis

/s/ Robert A. McCabe, Jr.	Director	March 17, 2008
Robert A. McCabe, Jr.

/s/ John D. Schneider, Jr.	Director	March 17, 2008
John D. Schneider, Jr.

/s/ Beck Taylor	Director	March 17, 2008
Beck Taylor

S-1

INDEX TO EXHIBITS

Exhibit
Number	Description of Exhibit

3.1	Amended and Restated Charter of the Company (incorporated by reference to Exhibit 3.1 of Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 33375013) filed with the SEC on May 3, 1999).

3.1.1	Charter Amendment dated August 9, 2001 (incorporated by reference to Exhibit 3.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).

3.1.2	Charter Amendment dated August 9, 2001 (incorporated by reference to Exhibit 3.4 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).

3.1.3	Charter Amendment dated January 16, 2004 (incorporated by reference to Exhibit B of the Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on December 29, 2003).

3.1.4	Charter Amendment dated January 23, 2006 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 26, 2006).

3.1.5	Charter Amendment dated January 24, 2006 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K with the SEC on January 26, 2006).

3.1.6	Charter Amendment dated May 4, 2006 and effective May 5, 2006 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on May 10, 2006).

3.1.7	Charter Amendment dated September 8, 2006 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on September 8, 2006).

3.2	Second Amended and Restated Bylaws of the Company incorporated by reference to Exhibit 3.2 of Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-722;75013) filed with the SEC on May 3, 1999).

3.2.1	Bylaws Amendment dated January 20, 2004 (incorporated by reference to Exhibit 3.2.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).

3.2.2	Amendment to Second Amended and Restated Bylaws Dated November 7, 2007 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 8, 2007).

4.1*	Form of Certificate of Common Stock of the Company.

10.1	Stock Purchase Agreement dated July 24, 1998 (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (File No. 333-75013) filed with the SEC on March 25, 1999).

10.2	Form of Indemnification Agreement between Goldleaf and each of its officers and directors (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 (File No. 333-75013) filed with the SEC on March 25, 1999).

10.3	Form of Non-qualified Stock Option Agreement without change of control provision (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 (File No. 333-75013) filed with the SEC on March 25, 1999).

10.4	Form of Non-qualified Stock Option Agreement with change of control provision (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (File No. 333-75013) filed with the SEC on March 25, 1999).

10.5	Goldleaf Financial Solutions, Inc. 1999 Amended and Restated Stock Option Plan (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement No. 333-75013 on Form S-1).

Exhibit
Number	Description of Exhibit

10.6	Cendant Termination and Non-Competition Agreement dated August 7, 1998 (incorporated by reference to Exhibit 10.9 of Amendment No. 4 to the Company’s Registration Statement on Form S-1 (File No. 333-75013) filed with the SEC on May 24, 1999).

10.7	Lease between Triple T Brentwood, Inc. as Landlord and Private Business, Inc. as Tenant (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999).

10.8	Goldleaf Financial Solutions, Inc. 2004 Equity Incentive Plan (incorporated by reference to Appendix B to the Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on April 23, 2004).

10.9	Employment Agreement dated July 1, 2004 between the Company and Henry M. Baroco (incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).

10.10	Incentive Stock Option Agreement dated August 4, 2004 between the Company and Henry M. Baroco (incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).

10.11	Amendment to Employment Agreement dated October 21, 2005 between the Company and Henry M. Baroco (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 20, 2005).

10.12	Employment Agreement dated September 15, 2006 between the Company and J. Scott Craighead (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 15, 2006).

10.13	Agreement and Plan of Merger dated October 20, 2005 among the Company, CSL Acquisition Corporation, Captiva Solutions, LLC, and certain of the Captiva Solutions, LLC members (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 25, 2005).

10.14	Registration Rights Agreement dated December 9, 2005 between the Company and certain of the Captiva Solutions, LLC members (incorporated by reference to Annex B to the Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on November 17, 2005).

10.15	Goldleaf Financial Solutions, Inc. 2005 Long-Term Equity Incentive Plan (incorporated by reference to Annex E to the Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on November 17, 2005).

10.16	Employment Agreement dated December 9, 2005 between the Company and G. Lynn Boggs (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed with the SEC on December 13, 2005).

10.17	Stock Purchase Agreement dated January 23, 2006 among the Company and the Stockholders of Goldleaf Technologies, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 24, 2006).

10.18	Employment Agreement dated January 31, 2006 between the Company and Paul McCulloch (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 26, 2006).

10.19	Redemption and Recapitalization Agreement dated April 25, 2006 between the Company and Lightyear PBI Holdings, LLC (incorporated by reference to Exhibit 10.38 to the Company’s Registration Statement on Form S-1 (File No. 333-133542) filed with the SEC on April 26, 2006).

10.20	Amendment to Unsecured Promissory Note dated June 15, 2006 issued by Company to Paul McCulloch (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 16, 2006).

10.21	First Amendment to the Goldleaf Financial Solutions, Inc. 2005 Long-Term Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 14, 2006).

Exhibit
Number	Description of Exhibit

10.22	First Amendment to the Goldleaf Financial Solutions, Inc. 2004 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on August 14, 2006).

10.23	Employment Agreement dated September 15, 2006 between the Company and Scott R. Meyerhoff (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on September 15, 2006).

10.24	Underwriting Agreement dated October 4, 2006 between the Company, Friedman, Billings, Ramsey & Co., Inc., and certain other underwriters (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on October 6, 2006).

10.25	Management Rights Agreement with The Lightyear Fund, L.P. dated October 11, 2006 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 12, 2006).

10.26	Amended and Restated Securityholders Agreement with Lightyear PBI Holdings, LLC dated October 11, 2006 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on October 12, 2006).

10.27	Second Amended and Restated Credit Agreement dated November 30, 2006 by and among the Company, Bank of America, N.A., The Peoples Bank, and Wachovia Bank, N.A. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 6, 2006).

10.28	Form of Second Amended and Restated Revolving Credit Loan Note (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 6, 2006).

10.29	Asset Purchase Agreement dated March 14, 2007 by and among Goldleaf Financial Solutions, Inc., Community Banking Systems, Ltd. And certain affiliates of Community Banking Systems, Ltd. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on May 4, 2007).

10.30	Second Amendment to the Company’s 2005 Long -Term Equity Incentive Plan (incorporated by reference to Annex D of the Company’s Proxy Statement and filed with SEC on April 23, 2007).

10.31	Asset Purchase Agreement dated May 1, 2007 by and among Goldleaf Financial Solutions, Inc., DataTrade L.L.C., Colin McAllister, Clay Hamlet and Donald “Matt” Murphy (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on May 15, 2007).

10.32	Amendment to employment between the Company and G. Lynn Boggs, dated May 10, 2007 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on May 15, 2007).

10.33	Advisor Agreement between the Company and J. Scott Craighead, dated August 14, 2007.

10.34	Employment Agreement between the Company and John R. Polchin dated August 28, 2007 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on August 31, 2007).

16.1	Letter from Grant Thornton LLP dated April 23, 2007 (incorporated by reference to Exhibit 16.1 of the Company’s Current Report on Form 8-K/A filed with the SEC on April 24, 2007).

21	Subsidiaries of Goldleaf Financial Solutions, Inc.

23.1	Consent of Grant Thornton LLP.

23.2	Consent of Ernst & Young LLP.

31.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 — Chief Executive Officer.

Exhibit
Number	Description of Exhibit

31.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 — Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 — Chief Executive Officer.

32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 — Chief Financial Officer.

*	The attachment referenced in this exhibit is not included in this filing but is available from Goldleaf upon request.