Form 10-Q
period 2008-03-31
GOLDLEAF FINANCIAL SOLUTIONS INC.
filed 2008-05-12
CIK 1069469

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2008
Commission file number 000-25959
Goldleaf Financial Solutions, Inc.
(Exact name of registrant as specified in its charter)

Tennessee	62-1453841

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

350 Technology Blvd., Norcross, Georgia	30071

(Address of principal executive offices)	(Zip Code)
(678) 966-0844 (Registrant’s telephone number, including area code)
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑       No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐       No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Class	Outstanding as of May 1, 2008

Common Stock, no par value	19,258,784 Shares

GOLDLEAF FINANCIAL SOLUTIONS, INC.
Form 10-Q
For Quarter Ended March 31, 2008
INDEX

Page No.
Part I — Financial Information

Item 1 Financial Statements

Unaudited Consolidated Balance Sheets as of March 31, 2008 and December 31, 2007	3

Unaudited Consolidated Statements of Operations for the Three Months ended March 31, 2008 and 2007	4

Unaudited Consolidated Statements of Cash Flows for the Three Months ended March 31, 2008 and 2007	5

Notes to Unaudited Consolidated Financial Statements	7

Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3 Quantitative and Qualitative Disclosures About Market Risk	21

Item 4 Controls and Procedures	21

Part II — Other Information

Item 1A Risk Factors	22

Item 6 Exhibits	29

Signatures

EX-31.1 SECTION 302 CERTIFICATION OF CEO

EX-31.2 SECTION 302 CERTIFICATION OF CFO

EX-32.1 SECTION 906 CERTIFICATION OF CEO

EX-32.2 SECTION 906 CERTIFICATION OF CFO
Exhibit 2.1 Agreement and Plan of Merger
Ex-10.1 Registration Rights Agreement
Ex-10.2 Form of Convertible Note from the Company
Ex-10.3 First Amendent dated January 17, 2008 to Second Amended and Restated Credit Agreement
Ex-10.4 Interest Rate Swap Agreement
Ex-10.5 Employment Agreement
Ex-10.6 Employment Agreement
Ex-31.1 Section 302 Certification of the CEO
Ex-31.2 Section 302 Certification of the CFO
Ex-32.1 Section 906 Certification of the CEO
Ex-32.2 Section 906 Certification of the CFO

GOLDLEAF FINANCIAL SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS-UNAUDITED

	March 31,	December 31,
	2008	2007
	(in thousands, except share data)
Assets
Current Assets:
Cash and cash equivalents	$3,975	$2,648
Restricted cash	5,506	5,362
Accounts receivable— trade, net of allowance for doubtful accounts of $636 and $604, respectively	13,314	6,918
Inventory	525	237
Deferred tax assets	1,346	1,443
Investment in direct financing leases	1,686	1,736
Prepaid and other current assets	1,685	1,774

Total current assets	28,037	20,118

Property and Equipment, net	4,552	3,661
Operating Lease Equipment, net	20	23
Other Assets:
Software development costs, net	5,361	4,725
Deferred tax assets	—	2,009
Investment in direct financing leases, net of current portion	2,726	2,812
Intangible and other assets, net	37,981	14,085
Goodwill	56,846	34,217

Total other assets	102,914	57,848

Total assets	$135,523	$81,650

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$3,803	$2,858
Accrued liabilities	5,560	2,055
Deferred revenue	11,705	4,867
Customer deposits	5,511	5,307
Current portion of capital lease obligations	411	414
Current portion of non-recourse lease notes payable	1,595	1,638
Current portion of long term debt	124	—

Total current liabilities	28,709	17,139

Revolving Line of Credit	41,000	10,000
Long Term Debt, net of current portion	338	—
Deferred Revenue	792	949
Capital Lease Obligations, net of current portion	443	544
Deferred Tax Liability	1,722	—
Non-Recourse Lease Notes Payable, net of current portion	2,346	2,428
Convertible Notes Payable	7,000	—
Other Non-Current Liabilities	519	228

Total liabilities	82,869	31,288

Commitments and Contingencies

Stockholders’ Equity:
Common stock, no par value; 100,000,000 shares authorized; 19,168,784 and 17,279,315 shares issued and outstanding, respectively	—	—
Preferred stock, no par value; 20,000,000 share authorized, no shares outstanding	—	—
Additional paid-in capital	72,569	69,764
Accumulated deficit	(19,915)	(19,402)

Total stockholders’ equity	52,654	50,362

Total liabilities and stockholders’ equity	$135,523	$81,650

The accompanying notes are an integral part of these consolidated financial statements.

GOLDLEAF FINANCIAL SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS — UNAUDITED
For the Three Months Ended March 31, 2008 and 2007

	2008	2007
	(in thousands, except
	per share data)
Revenues:
Financial institution services	$16,614	$10,223
Retail inventory management services	1,977	2,045
Other products and services	604	779

Total revenues	19,195	13,047

Cost of Revenues:
Financial institution services	3,761	1,781
Retail inventory management services	220	209
Other products and services	430	653

Gross profit	14,784	10,404
Operating Expenses:
General and administrative	6,281	5,470
Selling and marketing	5,453	4,504
Research and development	1,858	455
Amortization	1,158	500
Other operating expense, net	17	5

Total operating expenses	14,767	10,934

Operating Income (Loss)	17	(530)
Interest Expense, Net	919	83

Loss Before Income Taxes	(902)	(613)
Income tax benefit	(389)	(236)

Net Loss	$(513)	$(377)

Loss Per Share:
Basic	$(0.03)	$(0.02)

Diluted	$(0.03)	$(0.02)

Weighted Average Common Shares Outstanding:
Basic	18,816	17,269

Diluted	18,816	17,269

The accompanying notes are an integral part of these consolidated financial statements.

GOLDLEAF FINANCIAL SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED
For the Three Months Ended March 31, 2008 and 2007

	2008	2007
	(in thousands)
Cash Flows From Operating Activities:
Net loss	$(513)	$(377)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,773	1,002
Depreciation on fixed assets under operating leases	3	9
Deferred taxes	(390)	(253)
Amortization of debt issuance costs and discount	44	29
Acquired in process research and development charge	448	—
Stock compensation expense	167	7
Deferred gain on land sale	(1)	(4)
(Gain)/loss on write-down or disposal of fixed assets	(1)	3
Amortization of lease income and initial direct costs	(153)	(190)
Gain on sale of leased equipment	(8)	(29)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	149	460
Prepaid and other current assets	632	73
Inventory	(288)	29
Accounts payable	453	(561)
Accrued liabilities	1,496	(934)
Deferred revenue	739	(394)
Other non-current liabilities	292	149

Net cash provided by (used in) operating activities	4,842	(981)

Cash Flows From Investing Activities:
Acquisition of businesses, net of cash acquired	(32,990)	(4,459)
Change in restricted cash	60	—
Investment in direct financing leases	(109)	(34)
Lease receivables collected	398	730
Proceeds from lease terminations	8	—
Additions to property and equipment	(705)	(1,060)
Additions to intangibles and other assets	(193)	(33)
Additions to software development costs	(755)	(415)

Net cash used in investing activities	(34,286)	(5,271)

- Continued -

GOLDLEAF FINANCIAL SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED
For the Three Months Ended March 31, 2008 and 2007
- Continued -

	2008	2007
	(in thousands)
Cash Flows From Financing Activities:
Repayments on long-term debt	$(1,000)	$—
Repayments on capital lease obligations	(104)	(64)
Proceeds from revolving line of credit	32,000	2,000
Repayments of note payable	—	(655)
Repayments of non-recourse lease financing notes payable	(513)	—
Proceeds from non-recourse lease financing notes payable	388	—
Proceeds from exercise of employee stock options	—	20

Net cash provided by financing activities	30,771	1,301

Net Change in Cash and Cash Equivalents	1,327	(4,951)
Cash and Cash Equivalents at beginning of period	2,648	6,760

Cash and Cash Equivalents at end of period	$3,975	$1,809

Non-cash Investing and Financing Activities:
Issuance of 1,889,469 common shares as purchase consideration in the Alogent acquisition	$2,638	$—

Issuance of note payable to Alogent shareholders	$7,000	$—

Purchase of software licenses through issuance of debt	$462	$—

The accompanying notes are an integral part of these consolidated financial statements.

GOLDLEAF FINANCIAL SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—UNAUDITED
A. The Company
     Goldleaf Financial Solutions, Inc. (“we” or the “Company”) offers a complete spectrum of deposit automation and payment processing solutions for financial institutions of all sizes, regardless of footprint and across all channels of their enterprise. We provide a suite of technology-based products and services that help financial institutions serve their customers better, improve their operational efficiency, enhance their competitive position, increase their profitability and help them satisfy regulatory requirements. We focus on the needs and interests of financial institutions and strive to provide our clients with proven, user-friendly technologies, coupled with superior customer service. In addition to the suite of solutions we offer to financial institutions, we also offer products and services to small businesses. As of December 31, 2007, we had approximately 3,000 financial institution relationships.
We generate revenue from three main sources:
•	financial institution services;

•	retail inventory management services; and

•	other products and services.
Revenue from financial institution services includes:
•	deposit automation, remote capture, and processing fees;

•	check imaging fees;

•	ACH origination and processing fees;

•	core data processing and image processing fees;

•	software license and maintenance fees;

•	professional services fees;

•	participation fees and insurance brokerage fees;

•	leasing revenues;

•	website design and hosting fees;

•	report archival fees;

•	document imaging fees;

•	data conversion services fees;

•	report management fees; and

•	voice response fees.
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
     These consolidated financial statements, footnote disclosures and other information should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2007.
          Principles of Consolidation
     The accompanying financial statements include the accounts of Goldleaf Financial Solutions, Inc. and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.
     Our significant accounting policies include revenue recognition, software development costs, income taxes, acquisition accounting, and accounting for long-lived assets, intangible assets, and goodwill. Please refer to our critical accounting policies as described in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the year ended December 31, 2007 for a more detailed description of these accounting policies.
          Foreign Currency
     The Company follows the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 52, Foreign Currency Translation. The Company’s functional currency, including operations in the United Kingdom, is the United States dollar. As such, settlement of foreign receivables or payables is recorded as gains and losses from foreign currency transactions and is included in other (expense) income in the statement of operations. The Company’s losses from foreign currency transactions amounted to $1,500 for the period ended March 31, 2008.
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
     During 2007 the company identified two new uncertain tax positions and recorded an additional reserve for $249,000. During the quarter ended September 30, 2007 the company resolved one of the uncertain tax positions and reversed $145,000 previously accrued. Therefore, the Company’s accrual for uncertain tax positions totaled $560,000 at December 31, 2007. The Company has elected to classify interest associated with uncertain tax positions as interest expense in the accompanying consolidated statements of operations. Additionally, penalties associated with uncertain tax positions will be classified as income tax expense in the accompanying consolidated statement of operations. There were no penalties and interest accrued as of January 1, 2007 or January 1, 2008. Additionally, no interest was accrued for the three months ending March 31, 2008. These uncertain tax positions, if recognized, would not have an effect on the effective tax rate.
     We file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. We are no longer subject to U.S. federal tax examinations for any returns before 2004. State jurisdictions that remain subject to examination range from 2001 to 2007.
          Stock-Based Compensation
     As of March 31, 2008, there was $2.3 million of total forfeiture adjusted unrecognized compensation cost related to unvested share-based compensation arrangements. We expect to recognize this cost over a weighted-average period of 3.0 years.
     Share-based compensation expense lowered pre-tax income by $167, 000 and $7,000 for the three month periods ended March 31, 2008 and 2007, respectively.
     During the quarter ended March 31, 2008, the Company granted 757,500 common stock options. No stock options were issued during the quarter ended March 31, 2007. The weighted-average grant date fair value of options granted during the three months ended March 31, 2008 and 2007 was $2.43 and $0, respectively. The total fair value of stock options that vested during the three months ended March 31, 2008 and 2007 was $0 and $1,195, respectively. The total intrinsic value of stock options exercised during the three months ended March 31, 2008 and 2007 was $0 and $19,706, respectively.
C. Reclassifications
     Certain prior year amounts have been reclassified to conform with the current year presentation. The Company has reclassified deposits as other non-current assets and certain cost of revenues from financial institution service fees to other products and services to better correlate with the Company’s revenue categories.

D. Acquisitions
          Alogent Corporation
     On January 17, 2008, the Company completed an acquisition by merger of Alogent Corporation for an aggregate purchase price of $43.7 million. We paid to the shareholders and option holders of Alogent $32.8 million in cash, which was funded by the Company’s revolving line of credit, $2.8 million in shares of our common stock based on the stock price at the close of business on January 17, 2008, and $7.0 million in a promissory notes convertible into shares of our common stock. See Note K for a description of the convertible notes. The price for our common stock paid to the shareholders on the day of closing was $1.47 per share, which was the average closing price of our common stock over the 15 days ending on the day prior to the day of closing. For purchase price accounting reflected in the table below, the common shares were valued at $1.40 per share, calculated as the average closing price of Goldleaf Financial Solutions, Inc. shares for two days before and after the closing date. The operating results of Alogent are included with those of the Company beginning January 17, 2008. The transaction was accounted for in accordance with SFAS No. 141, Business Combinations. The preliminary purchase price allocation is as follows:
(In thousands)

Purchase Price:
Cash	$32,766
Convertible notes payable	7,000
Common shares (1,889,469 shares valued at $1.40 per share)	2,638
Direct acquisition costs	1,285

Total purchase price	$43,689

Value assigned to assets and liabilities:
Assets:
Cash	$1,061
Accounts receivable/Unbilled accounts receivable	6,545
Current deferred tax asset	148
Prepaid and other current assets	543
Property and equipment	183
Non-current assets	5
Customer list (estimated life of ten years)	7,740
Acquired technology (estimated life of five years)	11,240
Tradenames (estimated life of twenty years)	5,300
In process R&D (expensed)	448
Non-compete (estimated life of three years)	680
Goodwill	22,605
Liabilities:
Accounts payable	(492)
Accrued liabilities	(2,009)
Deferred tax liability	(4,366)
Deferred revenue	(5,942)

Total net assets	$43,689

     The Company continues to evaluate and value the identifiable intangible assets and acquisition costs of Alogent. The above preliminary purchase price allocation may be adjusted based on the results of this analysis.
          The acquisition of Alogent adds revenue derived primarily from license, services, and software maintenance derived from the Company’s Sierra Clearing, Sierra Xchange, and Sierra Xpedite products. License fees are derived from licensing the Company’s products and are recognized when persuasive evidence of an arrangement exists, delivery of the product has occurred, the fee is fixed or determinable, collectibility is probable, and vendor-specific objective evidence (“VSOE”) exists to allocate revenue to the undelivered elements of the arrangement. When the implementation services provided by the Company are considered essential to the functionality of the software, license fees and revenue for implementation services are recognized using the percentage-of-completion method, measured by the percentage of contract hours incurred to date to estimated total hours for the implementation services.
     Financial institution services revenue is generally derived from implementing software applications under contractual agreements with terms ranging from six months to two years. These contracts include both fixed-price and time and materials arrangements. Revenue from fixed price contracts is recognized using the percentage-of-completion method, measured by the percentage of contract hours incurred to date to estimated total hours for each contract. Revenue derived from contracts to provide services on a time and materials basis is recognized as the related services are performed. Contract provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Contract costs include all direct and certain indirect costs (i.e., depreciation, rent, and communication costs). Reimbursable travel expenses are included in financial institution services revenue and cost of revenue in the statement of operations and are recognized when the related expenses are incurred.
     Maintenance and support revenue include revenue derived from fixed-price arrangements. Under fixed price arrangements our standard terms are one year with annual renewal and generally provide for payment annually or quarterly in advance. Revenue from fixed-priced contracts is deferred and recognized ratably over the term of the maintenance and support agreement
     The following Pro Forma results assume the inclusion of Alogent as if the acquisition was completed at the beginning of each period.

	Three Months Ended March 31
	2008	2007
	(in thousands)
	Pro Forma Combined	Pro Forma Combined
Revenue	$20,500	$17,443
Net Loss	$(244)	$(1,172)
Loss per Share	$(0.01)	$(0.06)

E. Net Loss Per Share
     Basic loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net loss by the weighted average number of common and common equivalent shares outstanding during the period, which includes the additional dilution related to outstanding stock options as computed under the treasury stock method and the conversion of notes payable under the if-converted method.
     The following table represents information necessary to calculate earnings per share for the three months ended March 31, 2008 and 2007:

	Three Months
	Ended March 31
	2008	2007
	(in thousands)
Net Loss	$(513)	$(377)

Weighted average common shares outstanding — basic	18,816	17,269
Plus additional shares from common stock equivalent shares	—	—

Diluted weighted average common shares outstanding	18,816	17,269

     For the three months ended March 31, 2008 and 2007, there were approximately 2.2 million and 1.4 million employee stock options, respectively, that were excluded from diluted earnings per share calculations, as their effects were anti-dilutive. The convertible notes (approximately 1.6 million common stock equivalent shares) were excluded from the calculation of diluted earnings per share for the three months ended March 31, 2008 as their effect was anti-dilutive.
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
     The following tables summarize the financial information concerning the Company’s reportable segments as of and for the three months ended March 31, 2008 and 2007.

	Three Months Ended March 31, 2008			Three Months Ended March 31, 2007
		Retail			Retail
	Financial	Inventory		Financial	Inventory
	Institution	Management		Institution	Management
	Services	Services	Total	Services	Services	Total
	(In thousands)
Revenues	$17,218	$1,977	$19,195	$11,002	$2,045	$13,047

Gross Profit	$13,027	$1,757	$14,784	$8,568	$1,836	$10,404

Total expenditures for additions to long-lived assets	$1,631	$22	$1,653	$1,508	$—	$1,508

Assets	$132,307	$3,216	$135,523	$72,396	$3,453	$75,849

Goodwill	$54,776	$2,070	$56,846	$27,931	$2,070	$30,001

     Total gross profit by segment reconciles to operating income (loss) as follows:

	Three Months
	Ended March 31
	2008	2007
	(in thousands)
Gross Profit	$14,784	$10,404
Less: Operating Expenses	(14,767)	(10,934)

Operating Income (Loss)	$17	$(530)

H. Derivative Instrument
     The Company does not enter into derivatives or other financial instruments for trading or speculative purposes; however, in order to manage its exposure to interest rate risk from the Company’s existing credit facility, the Company entered into a derivative financial instrument as further described in the Liquidity and Capital Resources section of Management’s Discussion and Analysis of Financial Condition and Results of Operations. On January 31, 2008 the Company entered into an interest rate swap (the “Swap”) with a notional amount of $20.0 million, receiving a one month LIBOR interest rate while paying a fixed rate of 2.95% over the period beginning February 8, 2008 and ending November 30, 2009. Interest is payable monthly, starting on March 10, 2008. The effect of the interest rate swap is to lock the interest rate on $20.0 million of one-month floating rate LIBOR debt at 2.95%. As of March 31, 2008 the interest rate swap had a market value equal to a loss of $235,000, which was recorded as an increase to interest expense, net in the consolidated statements of operations, in accordance with Statement of Financial Accounting Standards No. 133 (“FAS 133”), Accounting for Derivative Instruments and Hedging Activities. The market value of the interest rate swap will rise and fall over the life of the swap as market expectations of future floating rate LIBOR interest rates over the life of the swap change in relation to the fixed rate of 2.95%.
I. Fair Value Measurements
     Effective January 1, 2008, we adopted Statement of Financial Accounting Standard No. 157, Fair Value Measurements (SFAS 157), as it applies to our financial instruments, and Statement of Financial Accounting Standard No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115 (SFAS 159). SFAS 157 defines fair value, outlines a framework for measuring fair value, and details the required disclosures about fair value measurements. SFAS 159 permits companies to irrevocably choose to measure certain financial instruments and other items at fair value. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparison between entities that choose different measurement attributes for similar types of assets and liabilities.
     Under SFAS 157, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date in the principal or most advantageous market. SFAS 157 establishes a hierarchy in determining the fair value of an asset or liability. The fair value hierarchy has three levels of inputs, both observable and unobservable. SFAS 157 requires the utilization of the lowest possible level of input to determine fair value. Level 1 inputs include quoted market prices in an active market for identical assets or liabilities. Level 2 inputs are market data, other than Level 1, that are observable either directly or indirectly. Level 2 inputs include quoted market prices for similar assets or liabilities, quoted market prices in an inactive market, and other observable information that can be corroborated by market data. Level 3 inputs are unobservable and corroborated by little or no market data. Except for those assets and liabilities which are required by authoritative accounting guidance to be recorded at fair value in our Consolidated Balance Sheets, we have elected not to record any other assets or liabilities at fair value, as permitted by SFAS 159. No events occurred during the first quarter 2008 which would require adjustment to the recognized balances of assets or liabilities which are recorded at fair value on a nonrecurring basis.
     The following table provides information on those assets and liabilities measured at fair value on a recurring basis.

	Carrying Amount
	in Consolidated
	Balance Sheets	Fair Value	Fair Value Measurements Using
	March 31, 2008	March 31, 2008	Level 1	Level 2	Level 3
Interest rate swap liability	$235,000	$235,000	$—	$235,000	$—
     We determine the fair value of the derivative instrument shown in the table above by using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each instrument. The analysis reflects the contractual terms of the derivatives, including the period to maturity and uses observable market-based inputs.
J. Comprehensive Loss
     Comprehensive loss for the three months ended March 31, 2008 and 2007 was comprised solely of net loss.
K. Debt and Commitments and Contingencies
     We entered into the following contractual obligations during the three months ended March 31, 2008;
•	Corporate office space lease amendment, which was executed by the Company on January 16, 2008 to extend the term of the lease agreement for 66 months to commence on the effective date of May 1, 2008 and terminate on October 31, 2013. The leased space shall be expanded from 14,522 square feet to 36,006 square feet. Thus, the amendment resulted in an approximately $140,000 increase in rent expense over the next twelve months.

•	Convertible Notes of $7.0 million were executed by the Company and delivered to the Alogent shareholders on January 17, 2008 and have a 24 month term and a 7.0% annual interest rate payable quarterly in arrears. The principal under the convertible notes is convertible, at the option of the holder, into shares of our common stock at a conversion price of $4.50 per share.

•	An installment payment agreement for the purchase of internal use software licenses for $462,000 was executed by the Company on March 21, 2008 and has a 36 month term and a 3.037% annual interest rate.
     On January 17, 2008 we amended the second amended and restated credit agreement to make certain changes to the Credit Agreement, including the following:
•	the revolving loan commitment was increased by $5.0 Million to $45.0 Million;

•	the limit on annual capital expenditures was increased from $5.0 million to $7.0 million;

•	two additional applicable interest rates were added to the pricing grid, with a minimum level of LIBOR plus 1.375%, and maximum level of LIBOR plus 3% (or base rate plus 0.50%), determined by the funded debt to EBITDA ratio (as defined);

•	the funded debt to EBITDA ratio (as defined) was increased to 4.2 with a graduated step-down through 2008 to 3.0 for 2009 and beyond;

•	a senior funded debt to EBITDA ratio (as defined) was added, beginning at 3.5 with a graduated step down to 3.0 for the fourth quarter of 2008 and beyond; and

•	consent was given for the Alogent acquisition.
     We borrowed $32.0 million against the revolving loan commitment to fund the Alogent acquisition. The maturity date on the credit facility is November 30, 2009.

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
Overview
     We provide a suite of technology-based products and services that assist financial institutions in their efforts to compete more effectively with larger regional and national financial institutions. We believe that community financial institutions, which have traditionally competed on personalized service, are facing increasing challenges to improve their operating efficiencies and grow their customer base. These challenges include:
•	the emergence of non-traditional competitors;

•	the compression of margins on traditional products;

•	the convergence of financial products into a single institution; and

•	legislative changes accelerating the need for financial institutions to offer a wider range of products and services to their customers.
     We believe that these competitive pressures are particularly acute for financial institutions, which in many instances lack the substantial capital and specialized personnel to address their technology needs internally. Our solutions enable our clients to focus on their core competencies while we assist them in addressing their product and technology needs. We provide our solutions both on an outsourced and in-house basis.
     The financial technology industry is currently characterized by significant acquisition activity, the introduction of new product and service offerings for financial institutions and an increased emphasis on security of customer data. We believe that these trends may result in greater opportunities for providers of financial technology.
     Historically, we have generated our revenues primarily from participation fees, software licenses fees, maintenance fees and insurance brokerage fees derived from BusinessManager®, our accounts receivable financing solution, and from fees associated with our retail inventory management services product. For the three months ended March 31, 2008, we derived approximately 25.9% of our consolidated revenues from BusinessManager® and approximately 10.3% of our consolidated revenues from retail inventory management services. We expect to continue to generate a substantial portion of our revenues from these sources during the remainder of 2008. In recent years, our revenues from BusinessManager® and retail inventory management services have declined from year-to-year, and this trend may continue. Partly as a result of the performance of our BusinessManager® and retail inventory management services businesses, in December 2005 we broadened our focus to providing a suite of solutions primarily to financial institutions. In connection with this shift in strategy we acquired the following companies during 2006:
•	P. T. C. , which added teller automation systems; and

•	Goldleaf Technologies, which added ACH processing, remote capture processing, and website design and hosting.
In 2007, we continued to broaden our product offerings with the acquisitions of:
•	Community Banking Systems, which added check imaging, report archival, and document imaging; and

•	DataTrade, LLC, which added data conversion services, remote deposit, report management, interactive voice response, and checkscan.
     In January 2008, we further broadened our product offerings with the acquisition of Alogent Corporation, which added software licenses for the use of its technology-based software products, providing remote capture, teller capture and image exchange and services associated with maintenance and support and implementation of these products.

Revenues
     We generate revenue from three main sources:
•	financial institution services;

•	retail inventory management services; and

•	other products and services.
Financial Institution Services
Revenue from financial institution services includes:
•	deposit automation, remote capture, and processing fees;

•	check imaging fees;

•	ACH origination and processing fees;

•	core data processing and image processing fees;

•	software license and maintenance fees;

•	professional services fees;

•	participation fees and insurance brokerage fees;

•	leasing revenues;

•	website design and hosting fees;

•	report archival fees;

•	document imaging fees;

•	data conversion services fees;

•	report management fees; and

•	voice response fees.
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
     Software License and Maintenance and Implementation Fees. We receive software license fees from the sale of software associated with our accounts receivable financing solutions and our core data processing solution. Software license fees for our accounts receivable financing solutions consist of two components: a license fee and a client training and support fee. We receive these one-time fees on the initial licensing of our program to a client financial institution. Our license agreements have terms ranging from three to five years and are renewable for subsequent terms. We generate annual software maintenance fees from our client financial institutions. We license our core data processing product under standard license agreements that typically provide the client with a non-exclusive, non-transferable right to use the software. We generate annual software maintenance fees from our client financial institutions starting on the first anniversary of the core data processing license agreement and annually thereafter.
     License fees are recognized when persuasive evidence of an arrangement exists, delivery of the product has occurred, the fee is fixed or determinable, collectibility is probable, and vendor-specific objective evidence (“VSOE”) exists to allocate revenue to the undelivered elements of the arrangement. When the implementation services provided by the Company are considered essential to the functionality of the software, license fees and revenue for implementation services are recognized using the percentage-of-completion method, measured by the percentage of contract hours incurred to date to estimated total hours for the implementation services.
     Professional services revenue is generally derived from implementing software applications under contractual agreements with terms ranging from six months to two years. These contracts include both fixed-price and time and materials arrangements. Revenue from fixed price contracts is recognized using the percentage-of-completion method, measured by the percentage of contract hours incurred to date to estimated total hours for each contract. Contract provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Contract costs include all direct and certain indirect costs (i.e., depreciation, rent, and communication costs). Revenue derived from contracts to provide services on a time and materials basis is recognized as the related services are performed. Reimbursable travel expenses are included in professional services revenue and cost of revenue in the statement of operations and are recognized when the related expenses are incurred.
     Maintenance and support revenue include revenue derived from fixed-price arrangements. Under fixed price arrangements, terms range from one to three years and generally provide for payment annually or quarterly in advance. Revenue from fixed-priced contracts is deferred and recognized ratably over the term of the maintenance and support agreement.
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
     Leasing Revenues. We offer equipment leasing services to our financial institutions customers and their clients. We have no credit risk exposure for these leases. Our leases fall into two categories: direct financing leases and operating leases. For direct financing leases, the investment in direct financing leases caption consists of the sum of the minimum lease payments due during the remaining term of the lease and unguaranteed residual value of the leased asset. We record the difference between this sum and the cost of the leased asset as unearned income. We amortize unearned income over the lease term so as to produce a constant periodic rate of return on the net investment in the lease. For leases classified as operating leases, we record the leased asset at cost and depreciate the leased asset. We record lease payments as rent income during the period earned.
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
     Other Products and Services
     We generate revenues from scanner equipment and printer sales, charges for our deposit acquisition direct mail program, hardware used with our document imaging and report management products, sales of standard business forms used in our BusinessManager® program, and statement rendering and mailing.
     Historically, we have derived a significant portion of our revenues from fees associated with our accounts receivable financing solutions and retail inventory management services. While we believe that our recent acquisitions and product diversification will enable us to derive revenues from a broader mix of products and services, we anticipate that revenues derived from our accounts receivable solutions and inventory management services will continue to account for a substantial portion of our revenues in 2008.

Results of Operations
     The following table provides, for the periods indicated, the percentage relationship of the identified consolidated statement of operations items to total revenues.

	Three Months
	Ended March 31,
	2008	2007
Revenues:
Financial institution services	86.6%	78.3%
Retail inventory management services	10.3	15.7
Other products and services	3.1	6.0

Total revenues	100.0	100.0
Cost of revenues:
Financial institution service fees	19.6	13.7
Retail inventory management services	1.2	1.6
Other products and services	2.2	5.0

Gross profit	77.0	79.7
Operating expenses:
General and administrative	32.7	41.9
Selling and marketing	28.4	34.5
Research and development	9.7	3.5
Amortization	6.0	3.8
Other operating expense	0.1	0.1

Total operating expenses	76.9	83.8

Operating income (loss)	0.1	(4.1)
Interest expense, net	(4.8)	(0.6)

Loss before income taxes	(4.7)	(4.7)
Income tax benefit	(2.0)	(1.8)

Net loss	(2.7)%	(2.9)%

     Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007
     Total revenues for the three months ended March 31, 2008 increased 47.1% to $19.2 million as compared to $13.0 million for the comparable period of 2007.
     Financial Institution Services. Financial institution services increased 62.5% to $16.6 million for the three month period ended March 31, 2008 compared to $10.2 million for the comparable period ended March 31, 2007. The increase is primarily attributable to $5.4 million revenues generated for products acquired through the acquisition of Alogent. The increase is also attributable to the acquisition of CBS and DataTrade products that resulted in a $1.5 million increase in the three month period ended March 31, 2008 as compared to the three month period ended March 31, 2007. Remote Deposit sales increased $0.4 million primarily due to a significant increase in remote deposit transaction fees. These increases were offset by decreases in financial lending revenues of $0.8 million for the three month period ended March 31, 2008, primarily due to declining funding volume with our Business Manager product. As a percentage of total revenues, financial institution services revenues accounted for 86.6% for the three month period ended March 31, 2008 compared to 78.3% for the period ended March 31, 2007. Our BusinessManager® product represented 25.9% of total revenues for the three month period ended March 31, 2008 compared to 42.0% for the prior year period.
     Retail Inventory Management Services. Retail inventory management services (“RMSA”) revenues totaled approximately $2.0 million for the three months ended March 31, 2008 and for the three months ended March 31, 2007. As a percentage of total revenues, retail inventory management services accounted for 10.3% for the three month period ended March 31, 2008 as compared to 15.7% for the comparable period of 2007.
     Other Products and Services. Revenues from other products and services decreased 22.5% to $604,000 for the three month period ended March 31, 2008 as compared to $779,000 for the comparable periods of 2007. Other products and services include the sale of equipment associated with our remote capture and ACH products and hardware for our report management, merchant and branch capture, and imaging software products. For the three months ended March 31, 2008, the decrease in revenue is due to a decline in scanner equipment sales. Revenues from other products and services accounted for 3.1% of total revenues for the three months ended March 31, 2008 compared to 6.0% for the comparable period of 2007.
     Cost of Revenues — financial institution services. Cost of revenues for financial institution services increased $2.0 million to $3.8 million for the three months ended March 31, 2008 compared to $1.8 million for the comparable period of 2007. Of this increase, $1.6 million relates to the acquisition of Alogent and $255,000 relate to the acquisition of CBS and DataTrade. Additionally, costs associated with our electronic processing product increased by approximately $189,000 for the three months ended March 31, 2008. As a percentage of total revenues, cost of revenues for financial institution services increased to 19.6% for the three months ended March 31, 2008 compared to 13.7% for the comparable period of 2007, due to the acquisition of Alogent.
     Cost of Revenues — retail inventory management services. Cost of revenues related to retail inventory management services totaled $220,000 for the three month period ended March 31, 2008 as compared to $209,000 for the comparable period of 2007. The decrease is primarily due to lower salary and benefit expenses as a result of reduced headcount as compared to the prior period. As a percentage of total revenues, cost of sales for retail inventory management services was 1.1% for the three month period ended March 31, 2008 compared to 1.6% for the comparable period of 2007.

     Cost of Revenues — other products and services. Cost of revenues related to other products and services decreased 34.2% to $430,000 for the three month period ended March 31, 2008 as compared to $653,000 for the comparable period of 2007. The decline for the three month period is primarily related to reduced scanner sales. As a percentage of total revenues, cost of revenues for other products and services decreased to 2.2% for the three month period ended March 31, 2008 compared to 5.0% for the comparable period of 2007.
     General and Administrative. General and administrative expenses increased 14.8% to $6.3 million for the three months ended March 31, 2008 compared to $5.5 million for the comparable period of 2007. General and administrative expenses include the cost of our executive, finance, human resources, information and support services, administrative functions and general operations. Of the increase, $0.4 million is attributable to the increased legal, consulting services and salary expense related to employees acquired through the acquisition of Alogent and the annual salary increases. Additionally, the remaining increase of $0.4 million is due to the executive bonuses paid as a result of completing the successful acquisition of Alogent. For the period ended March 31, 2007 the total general and administrative expense included a severance charge of $557,000 for the former president of GTI. As a percentage of total revenues, general and administrative expenses decreased to 32.7% for the three months ended March 31, 2008 compared to 41.9% for the comparable period of 2007.
     Selling and Marketing. Selling and marketing expenses increased 21.1% to $5.5 million for the three months ended March 31, 2008 compared to $4.5 million for the comparable period of 2007. Selling and marketing expenses include cost of wages and commissions paid to our sales force, travel costs of the sales force, recruiting for new sales and marketing personnel and marketing fees associated with direct and telemarketing programs. The increase was primarily due to $0.6 million related to the addition of Alogent selling and marketing salary and commission expenses. Additionally, the increase is attributable to an increase in BusinessManager® commissions as a result of an additional incentive program to increase BusinessManager® funding volumes. As a percentage of total revenues, selling and marketing expenses were 28.4% for the three months ended March 31, 2008 compared to 34.5% for the comparable period of 2007.
     Research and Development. Research and development expenses increased to $1.9 million for the three months ended March 31, 2008 compared to $455,000 for the three months ended March 31, 2007. Research and development expenses include the non-capitalizable direct costs associated with developing new versions of our software, as well as other software development projects that, in accordance with GAAP, we do not capitalize. The increase was primarily due to the addition of DataTrade and Alogent research and development salaries, benefits, bonus expenses and consulting services, as well as an in process research and development write-off of $448,000. As a percentage of total revenues, research and development expenses increased to 9.7% for the three months ended March 31, 2008 compared to 3.5% for the three months ended March 31, 2007.
     Amortization. Amortization expense increased to $1.2 million for the three months ended March 31, 2008 compared to $0.5 million for the three months ended March 31, 2007. These expenses include the expense associated with amortizing intangible assets recorded in connection with our acquisition of CBS, DataTrade and Alogent. The increase for the three month period is primarily due to intangibles for the Alogent acquisition in January 2008 as part of the Company’s purchase price analysis. As a percentage of total revenues, amortization expense increased to 6.0% for the three months ended March 31, 2008 compared to 3.8% for the three months ended March 31, 2007.
     Other Operating Expense, Net. Other operating expense, net for the three months ended March 31, 2008 totaled $17,000 compared to $5,000 for the comparable period ended March 31, 2007.
     Operating Income (Loss). As a result of the above factors, the Company generated operating income of $17,000 for the three months ended March 31, 2008, compared to an operating loss of $0.5 million for the three months ended March 31,2 007. As a percentage of total revenue operating income was 0.1% for the three months ended March 31, 2008 as compared to (4.1)% for the three months ended March 31, 2007.
     Interest Expense, Net. Interest expense, net, increased to $0.9 million for the three months ended March 31, 2008 compared to $83,000 for the three months ended March 31, 2007. The increase is primarily due to an increase in average debt outstanding in the first quarter of 2008 as compared to the same period of 2007. Our average debt outstanding for the first three months of 2008 was approximately $49.0 million compared to approximately $3.3 million for the first three months of 2007. The increase in debt is primarily due to the use of proceeds from the revolving line of credit to fund acquisitions. Additionally the increase is due to the interest rate swap entered into by the Company on January 31, 2008. The Company incurred $235,000 of interest expense related to the interest rate swap agreement. For the first quarters ended March 31, 2008 and 2007, interest expense included approximately $44,000 and $29,000 of debt issuance cost amortization, respectively.
     Income Tax Benefit. We had an income tax benefit of approximately $389,000 for the three months ended March 31, 2008 compared to a benefit of $236,000 for the three months ended March 31, 2007. We expect our effective tax rate to be approximately 43.2% in 2008 as compared to 38.5% in 2007.
As of January 1, 2008 we had a net deferred tax asset of $3,452,000. As a result of the acquisition of Alogent Corporation, we recorded a deferred tax liability of $4,218,000. As a result of the acquisition and normal operations for the quarter we had a net deferred tax liability of $376,000 as of March 31, 2008. For the quarter ended March 31, 2008 we had a deferred tax benefit of $390,000.

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
     Please refer to our Form 10-K for the year-ended December 31, 2007 for a complete discussion of our critical accounting policies.
Liquidity and Capital Resources
     The following table sets forth the elements of our cash flow statements for the following periods:

	Three Months Ended
	March 31,
	2008	2007
Net cash provided by (used in) operating activities	$4,842	$(981)
Net cash used in investing activities	(34,286)	(5,271)
Net cash provided by financing activities	30,771	1,301
          Cash from Operating Activities
     Cash provided by operations for the three months ended March 31, 2008 totaling $4.8 million was primarily attributable to our operating results plus non-cash depreciation and amortization expense of $1.8 million, the change in prepaid and other current assets of $0.6 million, accounts payable of $0.4 million, accrued liabilities of $1.5 million, and deferred revenue of $0.7 million, offset by changes in inventory of $0.3 million during the three month period ended March 31, 2008.
          Cash from Investing Activities
     Cash used in investing activities for the three months ended March 31, 2008 totaled $34.3 million, which consisted primarily of the Alogent business acquisition, purchases of fixed assets, and expenditures for software development costs. Total capital expenditures, including software development costs, totaled $1.7 million for the three months ended March 31, 2008. These expenditures primarily related to the purchase of computer equipment, computer software, and software development activities. During the first three months of 2008, we used approximately $33.0 million, net of cash acquired, to acquire Alogent. For the first three months of 2007, total cash used in investing activities was $5.3 million consisting primarily of business acquisitions, lease receivable collections, purchases of fixed assets and capitalization of software development costs.
          Cash from Financing Activities
     Cash from financing activities primarily relates to borrowings from our credit facility and repayments of non-recourse lease financing notes payable. During the first three months of 2008, net cash provided by financing activities was $30.8 million and was attributable primarily to net borrowings of $31.0 million from our amended and restated syndicated credit facility, offset by $0.5 million in repayments on non-recourse lease notes payable. For the first three months of 2007, cash provided by financing activities totaled $1.3 million, and was attributable primarily to new borrowings of $2.0 million from our amended and restated syndicated credit facility.
          Analysis of Changes in Working Capital
     As of March 31, 2008, we had working capital of approximately $(0.7) million compared to working capital of approximately $3.0 million as of December 31, 2007. The change in working capital resulted primarily from an increase in cash of $1.3 million, an increase in accounts receivable of $6.4 million, an increase of $0.9 million accounts payable, an increase of $3.5 million accrued liabilities, and an increase of $6.8 million deferred revenue. The increases were primarily the result of completing the acquisition in January 2008.
     We believe that the existing, non-restricted cash, future operating cash flows, and availability from our amended and restated syndicated credit facility will be sufficient to meet our working capital, debt service and capital expenditure requirements for the next twelve months. Furthermore, we expect to be in compliance with the financial covenants of our syndicated credit facility throughout 2008. There can be no assurance that we will have sufficient cash flows to meet our obligations or that we will remain in compliance with the new covenants. Non-compliance with these covenants could have a material adverse effect on our operating and financial results.
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

          Credit Agreement
     We are party to a second amended and restated credit agreement with Bank of America, N.A., Wachovia Bank, N.A., and The People’s Bank of Winder, dated November 30, 2006, which amended and restated in its entirety the amended and restated credit agreement originally dated January 19, 2004, as amended and restated on January 23, 2006 and as further amended on February 17, 2006, April 5, 2006, May 3, 2006, June 15, 2006, and August 31, 2006.
     This syndicated credit facility contains financial covenants, including the maintenance of financial ratios and limits on capital expenditures. We are required to maintain on a quarterly basis a ratio of funded debt (as defined in the credit agreement and generally including all liabilities for borrowed money) to EBITDA as defined in the debt agreement. We are required to maintain on a quarterly basis a ratio of funded debt to EBITDA not exceeding 3:1. This ratio is calculated (a) at the end of each fiscal quarter, using the results of the twelve-month period ending with the fiscal quarter and after giving pro forma effect, as defined in the debt agreement, to any acquisition made during such period and (b) on the date of any borrowing under the credit facility, using EBITDA for the most recent period and funded debt after giving pro forma effect to such borrowing. We are also required to maintain for the 12-calendar month period ending on the last day of each calendar quarter, a fixed charge coverage ratio (as defined) of 2:1. In addition, we may not acquire fixed assets (other than any equipment purchased by KVI Capital with proceeds of non-recourse loans) having a value greater than $5.0 million during any 12-month period ending with each fiscal quarter. The credit agreement also contains customary negative covenants, including but not limited to a prohibition on declaring and paying any cash dividends on any class of stock.
     On January 17, 2008 we amended the second amended and restated credit agreement to make certain changes to the Credit Agreement, including the following:
•	the revolving loan commitment was increased by $5.0 Million to $45.0 Million;

•	the limit on annual capital expenditures was increased from $5.0 million to $7.0 million;

•	two additional applicable interest rates were added to the pricing grid, with a minimum level of LIBOR plus 1.375%, and maximum level of LIBOR plus 3% (or base rate plus 0.50%), determined by the funded debt to EBITDA ratio (as defined);

•	the funded debt to EBITDA ratio (as defined) was increased to 4.2 with a graduated step-down through 2008 to 3.0 for 2009 and beyond;

•	a senior funded debt to EBITDA ratio (as defined) was added, beginning at 3.5 with a graduated step down to 3.0 for the fourth quarter of 2008 and beyond; and

•	consent was given for the Alogent acquisition.
     We borrowed $32.0 million against the revolving loan commitment to fund the Alogent acquisition. The maturity date on the credit facility is November 30, 2009.
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
     As of March 31,2008, we were in compliance with all restrictive financial and non-financial covenants contained in the syndicated credit facility.
Off-Balance Sheet Arrangements
     As of March 31, 2008 and as of the date of this report, we did not have any off-balance sheet arrangements as defined by Item 303(a)(4) of Regulation S-K.

Recent Accounting Pronouncements
SFAS No. 157
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”), which establishes a framework for reporting fair value and expands disclosures about fair value measurements. The Company adopted the required provisions of SFAS 157 that became effective in our first quarter of 2008. The adoption of these provisions did not have a material impact on our Consolidated Financial Statements.
     In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”). FSP 157-2 delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for certain items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). We are currently evaluating the impact of SFAS 157 on our Consolidated Financial Statements for items within the scope of FSP 157-2, which will become effective beginning with our first quarter of 2009.
SFAS No. 159
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”), which allows entities to choose to measure financial instruments and certain other items at fair value. SFAS 159 became effective beginning with our first quarter of 2008. The Company adopted the required provisions of SFAS 159 that became effective in our first quarter of 2008. The adoption of these provisions did not have a material impact on our Consolidated Financial Statements.
SFAS No. 141(R)
     In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141(R)”), which addresses the recognition and accounting for identifiable assets acquired, liabilities assumed, and noncontrolling interests in business combinations. SFAS 141(R) also establishes expanded disclosure requirements for business combinations. SFAS 141(R) will become effective beginning with our first quarter of 2009. We are currently evaluating the impact of this standard on our Consolidated Financial Statements.
SFAS No. 161
     In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS 161”), which requires enhanced disclosures for derivative and hedging activities. SFAS 161 will become effective beginning with our first quarter of 2009. Early adoption is permitted. We are currently evaluating the impact of this standard on our Consolidated Financial Statements.

Seasonality
     Historically, we have generally realized lower revenues and income in the first quarter and, to a lesser extent, in the second quarter of each year. We believe that this seasonal decline in revenues is shifting to the second quarter, and to a lesser extent the third quarter. This shift is a result of a change in our product offering mix. Therefore, we believe that period-to-period comparisons of our operating results are not necessarily meaningful and that you should not rely on that comparison as an indicator of our future performance. Due to the relatively fixed nature of costs such as personnel, facilities and equipment costs, a revenue decline in a quarter will typically result in lower profitability for that quarter.
Inflation
     We do not believe that inflation has had a material effect on our results of operations. There can be no assurance, however, that inflation will not affect our business in the future.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
     We are subject to market risk from exposure to changes in interest rates based on our financing and cash management activities. The Company does not enter into derivatives or other financial instruments for trading or speculative purposes; however, in order to manage its exposure to interest rate risk, the Company entered into a derivative financial instrument. On January 31, 2008 the Company entered into an interest rate swap agreement for a notional amount of $20.0 million. The swap expires on November 30, 2009.
     Additionally, our exposure relates to our borrowings under our amended and restated syndicated credit facility, which accrues interest at LIBOR plus 1.375 basis points or the lender’s base rate (as defined), as we select. We are currently paying interest at an average rate of 6.2% per annum on the Revolver. As of March 31, 2008, $41.0 million was outstanding under this facility. Changes in interest rates that increase the interest rate on the credit facility would make it more costly to borrow under that facility and may impede our acquisition and growth strategies if we determine that the costs associated with borrowing funds are too high to implement those strategies. An increase or decrease of 1.0% in the interest rate on the syndicated credit facility would increase or decrease, respectively, our interest expense by approximately $410,000 per year.
Item 4. Controls and Procedures
          Evaluation of Disclosure Controls and Procedures
     Goldleaf, with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of March 31, 2008. Based on this evaluation, the principal executive and financial officers have determined that such disclosure controls and procedures are not effective to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. In making this determination, management considered the material weaknesses in our internal control over financial reporting that existed as of December 31, 2007.
          Changes in Internal Control over Financial Reporting
          There have been no significant changes in the Company’s internal control over financial reporting identified during the quarter ended March 31, 2008, except for the implementation of measures described below under “Remediation of Material Weaknesses.”
          Remediation of Material Weaknesses
          The Company has implemented, or plans to implement, the following measures in an effort to remediate the material weaknesses in its tax and financial reporting functions due to a lack of sufficient accounting resources originally identified in the Company’s 2007 annual report on Form 10-K:
•	In December of 2007, we hired Dan Owens as Senior Vice President of Finance. Along with acting Chief Financial Officer Scott Meyerhoff, Mr. Owens will oversee our efforts to ensure the effectiveness of our financial reporting functions;

•	We have hired additional senior accounting staff and an internal tax professional, and we retained the former CFO of Alogent as a vice-president of finance;

•	We are enhancing review procedures in our financial reporting and income tax accounting functions;

•	We are assessing our internal control structure and implementing new controls; and

•	We are undergoing a comprehensive evaluation of our organizational structure and processes.
          The Company notes that these remediation actions represent ongoing improvement measures. Furthermore, while the Company has taken steps to remediate the material weaknesses, these steps may not be adequate to fully remediate those weaknesses, and additional measures may be required.

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
     For the period ended March 31, 2008, we derived approximately 25.9% of our consolidated revenues from participation fees, license fees, insurance brokerage fees, and maintenance fees from BusinessManager® ,our accounts receivable financing solution, and approximately 10.3% of our consolidated revenues from fees generated by RMSA, our retail inventory management services product. We expect to continue to generate a substantial portion of our revenues from BusinessManager® and RMSA during 2008. In recent years, our revenues from BusinessManager® declined from year-to-year. If our annual revenues from BusinessManager® continue to decline or begin to decline more rapidly, we may not be able to generate sufficient revenues from our other products or services to offset that decline. In addition, we cannot be certain that we will be able to continue to successfully market and sell BusinessManager ® to both financial institutions and their small business customers or successfully market. Our failure to do so, or any events that adversely affect BusinessManager ®, would materially and adversely affect our overall business.
The loss of our chief executive officer or other key employees could have a material adverse effect on our business.
     Lynn Boggs, our chief executive officer, has substantial experience in our industry. Although we maintain key man life insurance on Mr. Boggs and we have an employment agreement with him, our client and marketing relationships would likely be impaired and our business would likely suffer if, for any reason, we lost the services of Mr. Boggs. In addition, we believe that our success depends on the continued contribution of a number of our other executive officers or key employees. The loss of services of any of these individuals would similarly adversely affect our business. During the fiscal year ended December 31, 2007, we experienced employee turnover in the position of chief financial officer, which contributed to the material weakness in our internal controls disclosed in the 2007 annual report. There is no guarantee that this turnover will not affect our operations and results, particularly if we continue to have instability at this position.
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
     Our growth strategy is partly based on making acquisitions. We plan to continue to acquire complementary businesses, products and services. We must integrate the technology, products and services, operations, systems and personnel of acquired businesses, including our recent acquisitions, with our own and attempt to grow the acquired businesses as part of our Company. The integration of other businesses is a complex process and places significant demands on our management, financial, technical and other resources. The successful integration of businesses we acquire is critical to our future success, and if we are unsuccessful in integrating these businesses, our financial and operating performance could suffer. The risks and challenges associated with acquisitions include:
•	the inability to retain and motivate key employees of an acquired company;

•	our entrance into markets in which we have little or no prior direct experience;

•	the inability to prepare and file with the SEC in a timely manner the required financial statements of any businesses we acquire;

•	litigation, indemnification claims and other unforeseen claims and liabilities that may arise from the acquisition or operation of acquired businesses;

•	the costs necessary to complete integration exceeding our expectations or outweighing some of the intended benefits of the acquisitions we close;

•	the inability to maintain the client relationships of an acquired business;

•	the costs necessary to improve or replace the operating systems, products and services of acquired businesses exceeding our expectations;

•	the inability to centralize and consolidate our financial, operational and administrative functions with those of the businesses we acquire; and

•	our management’s attention may be diverted from other business concerns.
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
     The Company’s products use some of the technology that it licenses from third parties, generally on a nonexclusive basis. The Company believes that there are alternative sources for each of the material components of technology it licenses from third parties. However, the termination of any of these licenses, or the failure of the third-party licensors to adequately maintain or update their products, could delay the Company’s ability to ship these products while it seeks to implement technology offered by alternative sources. Any required replacement licenses could prove costly. Also, any delay, to the extent it becomes extended or occurs at or near the end of a fiscal quarter, could harm the Company’s quarterly results of operations. While it may be necessary or desirable in the future to obtain other licenses relating to one or more of the Company’s products or relating to current or future technologies, the Company cannot assure that it will be able to do so on commercially reasonable terms or at all.
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
     We sell our financial institution products and services almost exclusively to financial institutions, primarily community financial institutions. As a result, any events that adversely affect the industry in general and community financial institutions in particular, such as changed or expanded financial institution regulations, could adversely affect us and our operations. A downturn in this industry would have a substantial negative effect on our business and operations. Cyclical fluctuations in economic conditions affect the profitability and revenue growth of financial institutions that use our products and services. As a result, unfavorable economic conditions that negatively impact the results of operations of financial institutions, such as losses from sub-prime mortgages, could negatively impact spending of current and potential clients, and sales to new clients and upgrades or complementary product sales to existing clients could be negatively affected. This could have an adverse effect on our business, financial condition and results of operations.
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
     Our financial institution clients are subject to the supervision of several federal, state and local government regulatory agencies, and we must continually ensure that our products and services work within the extensive and evolving regulatory requirements applicable to our financial institution clients. Regulation of financial institutions, especially with respect to accounts receivable services such as BusinessManager ®, can indirectly affect our business. While the use of our products by financial institutions is either not subject to, or is currently in compliance with, banking regulations, a change in regulations or the creation of new regulations on financial institutions, including modifying a financial institution’s ability to offer products and services similar to ours, could prevent or lessen the use of our products and services by financial institutions, which would have a substantial negative effect on our business and operations.
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
     Internal controls over financial reporting are processes designed to provide reasonable assurances regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP. We previously disclosed material weaknesses in our internal controls over financial reporting in our annual report on Form 10-K. A failure of our remedial measures to correct these material weaknesses may cause us to fail to meet our reporting obligations, cause our financial statements to contain material misstatements and harm our business and operating results. Even after effecting remedial measures our internal controls may not prevent all potential errors, because any control system, regardless of its design, can provide only reasonable, and not absolute, assurance that the objectives of the control system will be achieved.
Complying with Section 404 of the Sarbanes-Oxley Act of 2002 may strain our resources and distract management.
     We have complied with Section 404 beginning with the annual report for our 2007 fiscal year. We incurred material costs and spent significant management time to comply with Section 404. As a result, management’s attention has been diverted from other business concerns, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.
In complying with Section 404 of the Sarbanes-Oxley Act of 2002, we may detect material weaknesses in our internal controls.
     The annual report on Form 10-K contains, among other matters, an assessment of the effectiveness of our internal control over financial reporting as of the end of our 2007 fiscal year, including a statement that our internal controls over financial reporting were not effective. In the course of our evaluation and testing of internal controls, we may identify other areas for improvement in the documentation, design and effectiveness of our internal controls, and these areas of improvement may be material. We may discover further material weaknesses in the course of our ongoing testing. Any disclosure of that type may result in a material decline in the trading price of our common stock.
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
     As of March 31, 2008, we had available net operating losses, or NOLs, of approximately $56.0 million that will expire beginning in 2027 if not used. We acquired approximately $37.6 million of these NOLs in connection with our 2001 merger with Towne Services and approximately $7.6 million in connection with our acquisition of Alogent Corporation in January of 2008. Section 382 of the Internal Revenue Code limits the amount of NOLs available to us in any given year. This limitation permits us to realize only a small portion of the potential tax benefit of the NOLs each year. We estimate that we will be able to realize approximately $6.6 million of the Towne Services NOLs, which we recorded as a $2.5 million deferred tax asset at March 31, 2008. We may be unable to use all of these NOLs before they expire. As such, a valuation allowance has been recorded against certain of the Company’s state NOL deferred tax assets as of March 31, 2008.
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

Part II — Other Information
     Item 6. Exhibits
     The exhibits described in the following Index to Exhibits are filed as part of this quarterly report on Form 10-Q.

Exhibit
Number	Description of Exhibit
2.1	Agreement and Plan of Merger dated January 17, 2008 by and among the Company GLF Sub, Inc and Alogent Corporation.

3.1	Amended and Restated Charter of the Company (incorporated by reference to Exhibit 3.1 of Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 33375013) filed with the SEC on May 3, 1999).

3.1.1	Charter Amendment dated August 9, 2001 (incorporated by reference to Exhibit 3.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).

3.1.2	Charter Amendment dated August 9, 2001 (incorporated by reference to Exhibit 3.4 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).

3.1.3	Charter Amendment dated January 16, 2004 (incorporated by reference to Exhibit B of the Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on December 29, 2003).

3.1.4	Charter Amendment dated January 23, 2006 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 26, 2006).

3.1.5	Charter Amendment dated January 24, 2006 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K with the SEC on January 26, 2006).

3.1.6	Charter Amendment dated May 4, 2006 and effective May 5, 2006 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on May 10, 2006).

3.1.7	Charter Amendment dated September 8, 2006 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on September 8, 2006).

3.2	Second Amended and Restated Bylaws of the Company incorporated by reference to Exhibit 3.2 of Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-722;75013) filed with the SEC on May 3, 1999).

3.2.1	Bylaws Amendment dated January 20, 2004 (incorporated by reference to Exhibit 3.2.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).

3.2.2	Amendment to Second Amended and Restated Bylaws Dated November 7, 2007 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 8, 2007).

10.1	Registration Rights Agreement dated January 17, 2008 between the Company and certain former shareholders of Alogent Corporation.

10.2	Form of Convertible Note from the Company to certain shareholders of Alogent Corporation dated January 17, 2008.

10.3	First Amendment dated January 17, 2008 to Second Amended and Restated Credit Agreement dated November 30, 2006 (the “Credit Agreement”) by and among the Company, Bank of America, N.A., The Peoples Bank and Wachovia Bank, N.A.

10.4	Interest Rate Swap Agreement with Bank of America, N.A. dated January 30, 2008.

10.5	Employment Agreement dated January 2006, between the Company and David Peterson.

10.6	Employment Agreement dated January 17, 2008, between the Company and Brian Geisel.

31.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 — Chief Executive Officer.

31.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 — Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 — Chief Executive Officer.

32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 — Chief Financial Officer.

Signatures
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Goldleaf Financial Solutions, Inc. (Registrant)
Date: May 12, 2008	By:	/s/ G. Lynn Boggs
G. Lynn Boggs
Chief Executive Officer

Date: May 12, 2008	By:	/s/ Scott Meyerhoff
Scott Meyerhoff
Acting Chief Financial Officer