Form 10-Q
period 2008-06-30
GOLDLEAF FINANCIAL SOLUTIONS INC.
filed 2008-08-11
CIK 1069469

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2008
Commission File Number: 000-25959
Goldleaf Financial Solutions, Inc.
(Exact name of registrant as specified in its charter)

Tennessee	62-1453841

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

350 Technology Blvd. Suite 200, Norcross, Georgia	30071

(Address of principal executive offices)	(Zip Code)
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

Large accelerated filer ☐	Accelerated filer ☑

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐       No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Class	Outstanding as of August 1, 2008

Common Stock, no par value	19,168,784 Shares

GOLDLEAF FINANCIAL SOLUTIONS, INC.
Form 10-Q
For Quarter Ended June 30, 2008
INDEX

Page No.
Part I — Financial Information

Item 1 Financial Statements

Unaudited Consolidated Balance Sheets as of June 30, 2008 and December 31, 2007	3

Unaudited Consolidated Statements of Operations for the Three Months ended June 30, 2008 and 2007	4

Unaudited Consolidated Statements of Operations for the Six Months ended June 30, 2008 and 2007	5

Unaudited Consolidated Statements of Cash Flows for the Six Months ended June 30, 2008 and 2007	6

Notes to Unaudited Consolidated Financial Statements	8

Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3 Quantitative and Qualitative Disclosures About Market Risk	24

Item 4 Controls and Procedures	24

Part II — Other Information	25
Item 1A Risk Factors	25

Item 4 Submission of Matters to a Vote of Security Holders	25

Item 6 Exhibits	26
Signatures	27
Ex-10.1 Form of Restricted Stock Agreement
EX-31.1 Section 302 Certification of the CEO
EX-31.2 Section 302 Certification of the CFO
EX-32.1 Section 906 Certification of the CEO
EX-32.2 Section 906 Certification of the CFO

GOLDLEAF FINANCIAL SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS — UNAUDITED

	June 30,	December 31,
	2008	2007
	(in thousands, except share data)
Assets
Current Assets:
Cash and cash equivalents	$5,503	$2,648
Restricted cash	3,055	5,362
Accounts receivable— trade, net of allowance for doubtful accounts of $655 and $604, respectively	13,594	6,918
Inventory	543	237
Deferred tax assets	1,209	1,443
Investment in direct financing leases	1,644	1,736
Prepaid and other current assets	2,345	1,774

Total current assets	27,893	20,118

Property and equipment, net	4,702	3,661
Operating lease equipment, net	17	23
Other Assets:
Software development costs, net	5,916	4,725

Deferred tax assets	—	2,009
Investment in direct financing leases, net of current portion	2,535	2,812
Intangible and other assets, net	36,713	14,085
Goodwill	59,029	34,217

Total other assets	104,193	57,848

Total assets	$136,805	$81,650

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$3,122	$2,858
Accrued liabilities	7,362	2,055
Deferred revenue	10,509	4,867
Customer deposits	5,270	5,307
Current portion of capital lease obligations	432	414
Current portion of non-recourse lease notes payable	1,573	1,638
Current portion of long term debt	152	—

Total current liabilities	28,420	17,139

Revolving line of credit	42,500	10,000
Long term debt, net of current portion	310	—
Deferred revenue, net of current portion	647	949
Capital lease obligations, net of current portion	342	544
Deferred tax liability	1,813	—
Non-recourse lease notes payable, net of current portion	2,236	2,428
Convertible notes payable	7,000	—
Other non-current liabilities	312	228

Total liabilities	83,580	31,288

Commitments and Contingencies
Stockholders’ Equity:
Common stock, no par value; 100,000,000 shares authorized; 19,168,784 and 17,279,315 shares issued and outstanding, respectively	—	—
Preferred stock, no par value; 20,000,000 shares authorized, no shares outstanding	—	—
Additional paid-in capital	72,818	69,764
Accumulated deficit	(19,593)	(19,402)

Total stockholders’ equity	53,225	50,362

Total liabilities and stockholders’ equity	$136,805	$81,650

The accompanying notes are an integral part of these consolidated financial statements.

GOLDLEAF FINANCIAL SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS — UNAUDITED
For the Three Months Ended June 30, 2008 and 2007

	2008	2007
	(in thousands, except
	per share data)
Revenues:
Financial institution services	$17,705	$11,497
Retail inventory management services	1,974	2,073
Other products and services	810	1,175

Total revenues	20,489	14,745

Cost of Revenues:
Financial institution services	4,250	2,232
Retail inventory management services	216	206
Other products and services	510	815

Gross profit	15,513	11,492
Operating Expenses:
General and administrative	6,403	5,173
Selling and marketing	5,053	4,821
Research and development	1,649	511
Amortization	1,372	673
Other operating expenses, net	24	9

Total operating expenses	14,501	11,187

Operating Income	1,012	305
Interest Expense, Net	(461)	(231)

Income Before Income Taxes	551	74
Income tax provision (benefit)	229	(27)

Net Income	$322	$101

Income Per Share:
Basic	$0.02	$0.01

Diluted	$0.02	$0.01

Weighted Average Common Shares Outstanding:
Basic	19,169	17,277

Diluted	19,169	17,312

The accompanying notes are an integral part of these consolidated financial statements.

GOLDLEAF FINANCIAL SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS — UNAUDITED
For the Six Months Ended June 30, 2008 and 2007

	2008	2007
	(in thousands, except
	per share data)
Revenues:
Financial institution services	$34,258	$21,680
Retail inventory management services	3,951	4,118
Other products and services	1,475	1,994

Total revenues	39,684	27,792

Cost of Revenues:
Financial institution services	7,968	4,091
Retail inventory management services	446	415
Other products and services	1,007	1,470

Gross profit	30,263	21,816
Operating Expenses:
General and administrative	12,674	10,574
Selling and marketing	10,482	9,314
Research and development	3,507	966
Amortization	2,531	1,173
Other operating expenses, net	40	14

Total operating expenses	29,234	22,041

Operating Income (Loss)	1,029	(225)
Interest Expense, Net	(1,380)	(314)

Loss Before Income Taxes	(351)	(539)
Income tax benefit	(160)	(263)

Net Loss	$(191)	$(276)

Loss Per Share:
Basic	$(0.01)	$(0.02)

Diluted	$(0.01)	$(0.02)

Weighted Average Common Shares Outstanding:
Basic	18,992	17,273

Diluted	18,992	17,273

The accompanying notes are an integral part of these consolidated financial statements.

GOLDLEAF FINANCIAL SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED
For the Six Months Ended June 30, 2008 and 2007

	2008	2007
	(in thousands)
Cash Flows From Operating Activities:
Net loss	$(191)	$(276)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	3,849	2,246
Depreciation on fixed assets under operating leases	6	18
Deferred taxes	(162)	(445)
Amortization of debt issuance costs and discount	91	59
Acquired in process research and development charge	448	—
Stock compensation expense	416	15
Deferred gain on land sale	(6)	(8)
Loss on write-down or disposal of fixed assets	36	9
Amortization of lease income and initial direct costs	(292)	(358)
Gain on sale of leased equipment	(10)	(45)
Changes in assets and liabilities, net of acquisitions:
Restricted cash and customer deposits	2,307	—
Accounts receivable	(131)	(319)
Prepaid and other current assets	(28)	11
Inventory	(306)	90
Accounts payable	(228)	(198)
Accrued liabilities	1,088	(649)
Deferred revenue	(602)	(187)
Other non-current liabilities	90	237

Net cash provided by operating activities	6,375	200

Cash Flows From Investing Activities:
Acquisition of businesses, net of cash acquired	(32,999)	(10,223)
Investment in direct financing leases	(201)	(404)
Lease receivables collected	862	1,530
Proceeds from lease terminations	10	—
Additions to property and equipment	(1,389)	(1,486)
Additions to intangibles and other assets	(313)	(83)
Additions to software development costs	(1,549)	(1,082)

Net cash used in investing activities	(35,579)	(11,748)

- Continued -

GOLDLEAF FINANCIAL SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED
For the Six Months Ended June 30, 2008 and 2007
- Continued -

	2008	2007
	(in thousands)
Cash Flows From Financing Activities:
Repayments on revolving line of credit	$(1,000)	$—
Repayments on capital lease obligations	(184)	(156)
Proceeds from revolving line of credit	33,500	8,500
Repayments of note payable	—	(150)
Repayments of non-recourse lease notes payable	(940)	(1,198)
Proceeds from non-recourse lease notes payable	683	517
Expenses related to Secondary Offering	—	(47)
Proceeds from exercise of employee stock options	—	52

Net cash provided by financing activities	32,059	7,518

Net Change in Cash and Cash Equivalents	2,855	(4,030)
Cash and Cash Equivalents at beginning of period	2,648	6,760

Cash and Cash Equivalents at end of period	$5,503	$2,730

Non-cash Investing and Financing Activities:
Issuance of 1,889,469 common shares as purchase consideration in the Alogent acquisition	$2,638	$—

Issuance of convertible notes payable to Alogent shareholders	$7,000	$—

Purchase of software licenses through issuance of debt	$462	$—

The accompanying notes are an integral part of these consolidated financial statements.

GOLDLEAF FINANCIAL SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—UNAUDITED
A. The Company
     Goldleaf Financial Solutions, Inc. (“we” or the “Company”) provides a suite of technology-based products and services that help financial institutions serve their customers better, improve their operational efficiency, enhance their competitive position, increase their profitability and help them satisfy regulatory requirements. We focus on the needs and interests of financial institutions and strive to provide our clients with proven, user-friendly technologies, coupled with superior customer service. We offer a broad spectrum of deposit automation and payment processing solutions for financial institutions of all sizes, regardless of footprint and across all channels of their enterprise. In addition to the suite of solutions we offer to financial institutions, we also offer products and services to small businesses. As of June 30, 2008, we had in excess of 3,000 financial institution relationships.
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
     Our significant accounting policies include revenue recognition, software development costs, income taxes, acquisition accounting, and accounting for long-lived assets, intangible assets, and goodwill. Please refer to our critical accounting policies as described in our annual financial statements in our Annual Report on Form 10-K for the year ended December 31, 2007 for a more detailed description of these accounting policies.
C. Income Taxes
     On January 1, 2007, the Company adopted Financial Accounting Standards Board (FASB) Interpretation No. 48 (“FIN No. 48”) Accounting for Uncertainty in Income Taxes, which is an interpretation of SFAS No. 109, Accounting for Income Taxes. FIN No. 48 requires a company to evaluate all uncertain tax positions and assess whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Adoption of FIN No. 48 resulted in an accrual of approximately $456,000 related to uncertain tax positions, which were previously accrued as contingent liabilities, thus there was no cumulative adjustment to retained earnings.
     During 2007 the company identified two new uncertain tax positions and recorded an additional reserve for $249,000. During the quarter ended September 30, 2007 the company resolved one of the uncertain tax positions and reversed $145,000 previously accrued. Therefore, the Company’s accrual for uncertain tax positions totaled $560,000 at December 31, 2007 and June 30, 2008. The Company has elected to classify interest associated with uncertain tax positions as interest expense in the accompanying consolidated statements of operations. Additionally, penalties associated with uncertain tax positions will be classified as income tax expense in the accompanying consolidated statements of operations. There were no penalties and interest accrued as of December 31, 2007 or for the three or six months ending June 30, 2008 or June 30, 2007. These uncertain tax positions, if recognized, would not have an effect on the effective tax rate.
     We file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. We are no longer subject to U.S. federal tax examinations for any returns before 2004. State jurisdictions that remain subject to examination range from 2001 to 2007.
D. Reclassifications
     Certain prior year amounts have been reclassified to conform to the current year presentation. The Company has reclassified deposits as other non-current assets and certain cost of revenues from financial institution service fees to other products and services to better correlate with the Company’s revenue categories.
E. Acquisitions
          Assets of DataTrade, LLC
     On May 1, 2007, the Company acquired certain operating assets and liabilities of DataTrade, LLC (“DataTrade”), a Missouri limited liability company, for total cash consideration of approximately $5.8 million. In addition to the consideration at closing, the selling shareholders were entitled to additional consideration based on the financial performance of the acquired business during the subsequent twenty-four months from acquisition date. Thus, in accordance with the agreement and operating results, the Company has accrued a $2.1 million earn-out liability to the shareholders of DataTrade, LLC during the period ended June 30, 2008 payable on August 15, 2008 for the first twelve months. The shareholders may be entitled to additional payments under this provision if earned based on the financial performance of the acquired business during the remaining 12 month period ending April 30, 2009. This second payment, if earned, would become due on August 15, 2009.
          Alogent Corporation
     On January 17, 2008, the Company completed an acquisition by merger of Alogent Corporation (“Alogent”) for an aggregate purchase price of $43.7 million. The acquisition of Alogent broadened our product offerings, adding software licenses for the use of its technology-based software products, providing remote capture, teller capture and image exchange and services associated with maintenance and support and implementation of these products. See Note L for a description of the convertible notes. The price of our common stock issued to the former Alogent shareholders on the day of closing was $1.47 per share, which was the average closing price of our common stock over the 15 days ending on the day prior to the day of closing. For purchase price accounting reflected in the table below, the common shares were valued at $1.40 per share, calculated as the average closing price of Goldleaf Financial Solutions, Inc. shares for two days before and after the closing date. The operating results of Alogent are included with those of the Company beginning January 17, 2008 and are included in our financial institution services segment. The transaction was accounted for in accordance with SFAS No. 141, Business Combinations. The preliminary purchase price allocation is as follows:
(In thousands)

Purchase Price:
Cash	$32,775
Convertible notes payable	7,000
Common shares (1,889,469 shares valued at $1.40 per share)	2,638
Direct acquisition costs	1,285

Total purchase price	$43,698

Value assigned to assets and liabilities:
Assets:
Cash	$1,061
Accounts receivable/Unbilled accounts receivable	6,545
Current deferred tax asset	148
Prepaid and other current assets	543
Property and equipment	183
Non-current assets	5
Customer list (estimated life of ten years)	7,740
Acquired technology (estimated life of five years)	11,240
Trade names (estimated life of twenty years)	5,300
In process R&D (expensed)	448
Non-compete (estimated life of three years)	680
Goodwill	22,614
Liabilities:
Accounts payable	(492)
Accrued liabilities	(2,009)
Deferred tax liability	(4,366)
Deferred revenue	(5,942)

Total net assets	$43,698

     The Company continues to evaluate and value the identifiable intangible assets and acquisition costs of Alogent. The above preliminary purchase price allocation may be adjusted based on the results of this analysis.

     The following unaudited pro forma results assume the inclusion of Alogent as if the acquisition was completed at the beginning of each period.

	Three Months		Six Months
	Ended June 30		Ended June 30
	2008	2007	2008	2007
	(in thousands)		(in thousands)
	Actual	Pro Forma Combined	Pro Forma Combined
Revenue	$20,489	$19,441	$40,989	$36,884
Net Income (Loss)	$322	$(645)	$78	$(1,817)
Income (Loss) Per Share	$0.02	$(0.06)	$0.01	$(0.06)
F. Net Income (Loss) Per Share
     Basic income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income (loss) by the weighted average number of common and common equivalent shares outstanding during the period, which includes the additional dilution related to outstanding stock options as computed under the treasury stock method and the conversion of notes payable under the if-converted method.
     The following table represents information necessary to calculate earnings per share for the three and six month periods ended June 30, 2008 and 2007:

	Three Months		Six Months
	Ended June 30		Ended June 30
	2008	2007	2008	2007
	(in thousands)		(in thousands)
Net income (loss) available to common shareholders	$322	$101	$(191)	$(276)

Weighted average common shares outstanding — basic	19,169	17,277	18,992	17,273
Plus additional shares from common stock equivalent shares:
Options	—	35	—	—

Diluted weighted average common shares outstanding	19,169	17,312	18,992	17,273

     For the six months ended June 30, 2008 and 2007, there were approximately 2.6 million and 1.4 million employee stock options, respectively, that were excluded from diluted earnings per share calculations, as their effects were anti-dilutive. The convertible notes (approximately 1.6 million common stock equivalent shares) were excluded from the calculation of diluted earnings per share for the three and six months ended June 30, 2008 as their effect was anti-dilutive.
G. Legal Proceedings
     The Company is not currently a party to, and none of our material properties is currently subject to, any material litigation that the Company believes could have a material effect on its financial condition.

H. Segment Information
     The Company presents segment information in accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. Corporate overhead costs and interest have not been allocated to income before taxes of the retail inventory management services segment. As such, the disclosure below includes gross profit by segment.
     The following tables summarize the financial information concerning the Company’s reportable segments as of and for the three and six months ended June 30, 2008 and 2007.

	Three Months Ended June 30, 2008			Three Months Ended June 30, 2007
		Retail			Retail
	Financial	Inventory		Financial	Inventory
	Institution	Management		Institution	Management
	Services	Services	Total	Services	Services	Total
	(In thousands)
Revenues	$18,515	$1,974	$20,489	$12,672	$2,073	$14,745

Gross Profit	$13,755	$1,758	$15,513	$9,625	$1,867	$11,492

Total expenditures for additions to long-lived assets	$1,595	$3	$1,598	$1,131	$12	$1,143

	Six Months Ended June 30, 2008			Six Months Ended June 30, 2007
		Retail			Retail
	Financial	Inventory		Financial	Inventory
	Institution	Management		Institution	Management
	Services	Services	Total	Services	Services	Total
	(In thousands)
Revenues	$35,733	$3,951	$39,684	$23,674	$4,118	$27,792

Gross Profit	$26,758	$3,505	$30,263	$18,113	$3,703	$21,816

Total expenditures for additions to long-lived assets	$3,226	$25	$3,251	$2,639	$12	$2,651

Assets	$133,650	$3,155	$136,805	$79,963	$3,499	$83,462

Goodwill	$56,959	$2,070	$59,029	$30,143	$2,070	$32,213

     Total gross profit by segment reconciles to operating income (loss) as follows:

	Three Months		Six Months
	Ended June 30		Ended June 30
	2008	2007	2008	2007
	(in thousands)		(in thousands)
Gross Profit	$15,513	$11,492	$30,263	$21,816
Less: Operating Expenses	(14,501)	(11,187)	(29,234)	(22,041)

Operating Income (Loss)	$1,012	$305	$1,029	$(225)

I. Derivative Instrument
     The Company does not enter into derivatives or other financial instruments for trading or speculative purposes; however, in order to manage its exposure to interest rate risk from the Company’s existing credit facility, the Company entered into a derivative financial instrument. On January 31, 2008 the Company entered into an interest rate swap (the “Swap”) with a notional amount of $20.0 million, receiving a one month LIBOR interest rate while paying a fixed rate of 2.95% over the period beginning February 8, 2008 and ending November 30, 2009. The effect of the interest rate swap is to lock the interest rate on $20.0 million of one-month floating rate LIBOR debt at 2.95%. As of June 30, 2008 the interest rate swap had an estimated fair value equal to $36,000 (asset). We recorded a $270,000 unrealized gain for the three month period ended June 30, 2008, which was recorded as a decrease to interest expense, net in the consolidated statements of operations, in accordance with Statement of Financial Accounting Standards No. 133 (“SFAS 133”), Accounting for Derivative Instruments and Hedging Activities. The estimated fair value of the interest rate swap will rise and fall over the life of the swap as market expectations of future floating rate LIBOR interest rates over the life of the swap change in relation to the fixed rate of 2.95%.

J. Fair Value Measurements
     Effective January 1, 2008, we adopted Statement of Financial Accounting Standard No. 157, Fair Value Measurements (“SFAS 157”), as it applies to our financial instruments, and Statement of Financial Accounting Standard No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 157 defines fair value, outlines a framework for measuring fair value, and details the required disclosures about fair value measurements. SFAS 159 permits companies to irrevocably choose to measure certain financial instruments and other items at fair value. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparison between entities that choose different measurement attributes for similar types of assets and liabilities.
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

	Carrying
	Amount
	in Consolidated
	Balance Sheet	Fair Value	Fair Value Measurements Using
	June 30, 2008	June 30, 2008	Level 1	Level 2	Level 3
Interest rate swap liability	$36,000	$36,000	$—	$36,000	$—
     We determine the fair value of the derivative instrument shown in the table above by using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each instrument. The analysis reflects the contractual terms of the derivatives, including the period to maturity and uses observable market-based inputs.
K. Comprehensive Income (Loss)
     Comprehensive income (loss) for the three and six month periods ended June 30, 2008 and 2007 was comprised solely of net income (loss).
L. Debt and Commitments and Contingencies
     We entered into the following contractual obligations during 2008:
•	Corporate office space lease amendment, which was executed by the Company on January 16, 2008 to extend the term of the lease agreement at our corporate headquarters for 66 months to commence on the effective date of May 1, 2008 and terminate on October 31, 2013. The leased space was expanded from 14,522 square feet to 36,006 square feet. Thus, the amendment resulted in an approximately $140,000 increase in rent expense over the next twelve months.

•	Convertible Notes of $7.0 million were executed by the Company and delivered to the Alogent shareholders on January 17, 2008, having a 24 month term and a 7.0% annual interest rate payable quarterly in arrears. The principal under the notes is convertible, at the option of the holder, into shares of our common stock at a conversion price of $4.50 per share.

•	An installment payment agreement for the purchase of internal use software licenses for $462,000 was executed by the Company on March 21, 2008 having a 36 month term and a 3.037% annual interest rate.
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

M. Recent Accounting Pronouncements
SFAS No. 157
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”), which establishes a framework for reporting fair value and expands disclosures about fair value measurements. We adopted the required provisions of SFAS 157 that became effective in our first quarter of 2008. The adoption of these provisions did not have a material impact on our Consolidated Financial Statements.
     In February 2008, the FASB issued FASB Staff Position No. SFAS 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”). FSP 157-2 delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for certain items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). We are currently evaluating the impact of SFAS 157 on our Consolidated Financial Statements for items within the scope of FSP 157-2, which will become effective beginning with our first quarter of 2009.
SFAS No. 159
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”), which allows entities to choose to measure financial instruments and certain other items at fair value. SFAS 159 became effective beginning with our first quarter of 2008. We adopted the required provisions of SFAS 159 that became effective in our first quarter of 2008. The adoption of these provisions did not have a material impact on our Consolidated Financial Statements.
SFAS No. 141(R)
     In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS 141(R)”), which addresses the recognition and accounting for identifiable assets acquired, liabilities assumed, and noncontrolling interests in business combinations. SFAS 141(R) also establishes expanded disclosure requirements for business combinations. SFAS 141(R) will become effective beginning with our first quarter of 2009. We are currently evaluating the impact of this standard on our Consolidated Financial Statements.
SFAS No. 161
     In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (“SFAS 161”), which requires enhanced disclosures for derivative and hedging activities. SFAS 161 will become effective beginning with our first quarter of 2009. Early adoption is permitted. We are currently evaluating the impact of this standard on our Consolidated Financial Statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Note Regarding Forward Looking Information
     This report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements relate to future economic performance, plans and objectives of management for future operations and projections of revenues and other financial items that are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management. The words “expect,” “estimate,” “anticipate,” “believe,” and similar expressions are intended to identify forward-looking statements. We make forward-looking statements in Items 2 and 3 of Part I and in Items 1A and 4 of Part II of this report. Some of the forward-looking statements relate to our intent, belief or expectations regarding our strategies and plans for operations and growth. Other forward-looking statements relate to trends affecting our financial condition and results of operations and our anticipated capital needs and expenditures. These statements involve risks, uncertainties and assumptions, including industry and economic conditions, competition and other factors discussed in this and our other filings with the SEC. These forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and actual results may differ materially from those that are anticipated in the forward-looking statements. Other forward-looking statements relate to trends affecting our financial condition and results of operations and our anticipated capital needs and expenditures. See Part II, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007, for a description of some of the important factors that may affect actual outcomes.
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
Overview
     We provide a suite of technology-based products and services that assist financial institutions in their efforts to compete more effectively. We believe that financial institutions are facing increasing challenges to improve their operating efficiencies and grow their customer base. These challenges include:
•	competition for deposits;

•	the emergence of non-traditional competitors;

•	the compression of margins on traditional products;

•	the convergence of financial products into a single institution; and

•	legislative changes accelerating the need for financial institutions to offer a wider range of products and services to their customers.
     We believe that these competitive pressures are particularly acute for financial institutions, which in many instances lack the substantial capital and specialized personnel to address all of their technology needs internally. Our solutions enable our clients to focus on their core competencies while we assist them in addressing their product and technology needs. We provide our solutions both on an outsourced and in-house basis.
     The financial service technology industry is currently characterized by significant acquisition activity, the introduction of new product and service offerings for financial institutions and an increased emphasis on security of customer data. We believe that these trends may result in greater opportunities for providers of financial technology.
     In 2005, we chose to expand the scope of our business, which had historically focused on lending solutions, to payment solutions and data management solutions. Throughout 2006, we pursued this strategy through strategic acquisitions and in 2007, we continued to broaden our product offerings with the acquisitions of:
•	the assets of Community Banking Systems (CBS), which added check imaging, report archival, and document imaging; and

•	the assets of DataTrade, LLC, which added data conversion services, remote deposit, report management, interactive voice response, and checkscan.

     In January 2008, we further broadened our product offerings with the acquisition of Alogent Corporation, which added software licenses for the use of its technology-based software products, providing remote capture, teller capture and image exchange and services associated with maintenance and support and implementation of these products.
     The integration of these acquisitions results in a stronger combination and breadth of services to offer to our financial institution clients and their customers and has immediate impact on organic growth across multiple lines of business.
Revenues
     We generate revenue from three main sources:
•	financial institution services;

•	retail inventory management services; and

•	other products and services.
     We recognize revenue in accordance with SEC Staff Accounting Bulletin No. 104, AICPA’s Statement of Position (“SOP”) No. 97-2 Software Revenue Recognition, SOP No. 98-9 Software Revenue Recognition with Respect to Certain Transactions and SOP No. 81-1 Accounting for Performance of Construction-Type and Certain Production-Type Contracts. We also consider the applicability of EITF No. 00-03, Application of SOP 97-2 to Arrangements That Include the Right to Use Software Stored on Another Entity’s Hardware on a contract-by-contract basis. License fees are derived from licensing our products and are recognized when persuasive evidence of an arrangement exists, delivery of the product has occurred, the fee is fixed and determinable and collectability is probable. Under SOP 97-2 and 98-9, if vendor specific objective evidence of fair value (“VSOE”) has been established for all undelivered elements, the residual method applies. Under the residual method, the fair value of each undelivered element is deferred, and the difference between the total arrangement fee and the amount deferred for the undelivered elements is recognized as revenue related to the delivered elements. When the implementation services provided are considered essential to the functionality of the software, license fees and revenue for implementation services are recognized using the percentage of completion method (SOP 81-1). We recognize maintenance and hosting fees on a monthly basis as earned and recognize transaction fees monthly as the transactions occur. We recognize training revenue when we deliver the training services when delivered separately.
Financial Institution Services
Revenue from financial institution services includes:
•	payment solutions;

•	lending solutions; and

•	data management solutions.
Payment Solutions:
          We offer a variety of payment technology solutions to financial institutions and processors which help in the acquisition, automation, and processing of payments and deposits. Our solutions are focused on providing benefit in both the transition to electronic payments and the electronic processing of payments. These payments solutions consist primarily of software and services which are delivered on both an in-house and hosted basis. Revenue is generated from the deployment and use of these various products through license fees, implementation services, software maintenance, hosting services, and transactional fees.
Remote Deposit - We offer Remote Deposit solutions which enable a financial institution’s business customers to make a check deposit from their own offices by converting the check payment directly into an electronic deposit. Benefits accrue to the business in convenience, reduced costs, cash position, and improved treasury operations; additionally, benefits accrue to the financial institution in enhanced revenue, increased deposits, increased customer satisfaction, and reduced costs. A number of remote deposit solutions including check and remittance are sold both in-house and hosted in order to serve the different needs of various size financial institutions to meet the differing needs of their small business and corporate customer market base. Our financial institutions in turn deploy and sell these solutions to their business customers generating additional revenue for us via additional license and transaction fees.
ACH Origination and Processing - We offer a comprehensive system for the acquisition and processing of Automated Clearing House (ACH) transactions. Our ACH solutions provide financial institutions the ability to offer business customers a web-based brandable tool for the input of ACH transactions. Transactions can be manually created, imported from source data contained at the business, or captured from original documents, such as converted checks. We further provide financial institutions with the processing capacity to manage all facets of incoming and outgoing ACH files and of ACH processing, including risk tracking, fee calculations, rule compliance, and daily operations. While our solutions to acquire and process transactions can be used independently, many financial institutions use the two solutions together. Our ACH solutions serve the needs of various sized financial institutions and can be deployed in both a hosted or in-house mode. Our financial institution clients in turn deploy and sell ACH solutions to their business customers generating additional revenue for us via additional monthly and transaction fees.
Deposit Automation for Branch, Teller, Cash Vault, & ATM - We provide solutions which automate the deposit process at financial institution branches, cash vaults, and ATMs. Our solutions convert customer paper deposits to electronic deposits at these locations driving reduced costs through truncation and automation along with improved quality and customer service. We provide these solutions primarily on an in-house basis with the technology being deployed within the financial institution’s branches, cash vaults, and ATMs and sold and delivered on a license, implementation services, and software maintenance basis.
Item Processing & Image Exchange - We offer payment processing solutions for paper based item processing and electronic image based image exchange to financial institutions and processors. These solutions provide cost savings via automation of the back office payment processing function with a focus on the electronic image based processing of traditional paper based checks and payments. We offer these solutions on a hosted and in-house basis.
Lending Solutions:
Accounts Receivable Financing - We offer accounts receivable financing programs to our financial institutions to develop lasting, positive and profitable relationships with small-to-medium-sized business customers. This program also offers an insurance component to insure financial institutions against losses due to fraud and credit issues of the borrower. The insurance product is issued by a third-party national insurance company. We also offer an alternative lending network of specialty lenders that may offer similar products to borrowers that may not fit the criteria of financial institutions due to concentrations, specialty needs or credit issues.
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
Leasing - We offer a turnkey equipment leasing program to our financial institutions clients and their small business customers. We have no credit risk exposure for these leases. Our leases fall into two categories: direct financing leases and operating leases. For those opportunities that may not fit a financial institution criteria, we offer a funding alternative through a third-party broker relationship.
          For direct financing leases, the investment in direct financing leases financial statement caption consists of the sum of the minimum lease payments due during the remaining term of the lease and the unguaranteed residual value of the leased asset. We record the difference between this sum and the cost of the leased asset as unearned income. We amortize unearned income over the lease term so as to produce a constant periodic rate of return on the net investment in the lease. For leases classified as operating leases, we record the leased asset at cost and depreciate the leased asset over the life of the lease. We record lease payments as rent income during the period earned.
Data Management Solutions:
          Our data management solutions include our core data processing solution, our automated teller solution and other products and services, including the offerings described below.
Website Design and Hosting - We offer website design and hosting services to financial institutions, although we do not host any confidential financial institution data on our servers.
Document Imaging - We offer document management products to help financial institutions and corporations organize and archive masses of business information. Imaging software is offered as a network-based system for scalable document imaging, scanning, and storage solutions.
Data Conversion Services - We provide digital to digital conversion and migration services for document images, check images, computer reports (C.O.L.D) and data. We charge a fee per volume count of data to be converted.
Report Management and Voice Response Services - Our report management software provides digital report storage and management solutions to financial institutions and corporations to securely store and retrieve digital report information via network or web connectivity. Our voice response services offer customers 24/7 access to information on all types of accounts to initiate transactions, check on other products and services and receive statement and invoice information through simple touchtone or speech commands.
Retail Inventory Management Services:
We generate retail inventory management services revenue from fees we charge primarily for providing inventory merchandising and forecasting information for specialty retail stores and ancillary services related to these products. We use proprietary software to process sales and inventory transactions and provide the merchandising forecasting information.
Other Products and Services:
We generate revenues from scanner equipment and printer sales, charges for our deposit acquisition direct mail program, hardware used with our document imaging and report management products, sales of standard business forms used in our BusinessManager ® program, and statement rendering and mailing.

Results of Operations
     The following table provides, for the periods indicated, the percentage relationship of the identified consolidated statement of operations items to total revenues.

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
Revenues:
Financial institution services	86.4%	78.0%	86.3%	78.0%
Retail inventory management services	9.6	14.0	10.0	14.8
Other products and services	4.0	8.0	3.7	7.2

Total Revenues	100.0	100.0	100.0	100.0
Cost of Revenues:
Financial institution services	20.7	15.1	20.1	14.7
Retail inventory management services	1.1	1.4	1.1	1.5
Other products and services	2.5	5.5	2.5	5.3

Total Cost of Revenues	24.3	22.0	23.7	21.5

Gross Profit	75.7	78.0	76.3	78.5

Operating Expenses:
General and administrative	31.3	35.0	31.9	38.0
Selling and marketing	24.7	32.7	26.5	33.5
Research and development	8.0	3.5	8.8	3.5
Amortization	6.7	4.6	6.4	4.2
Other operating	0.1	0.1	0.1	0.1

Total Operating Expenses	70.8	75.9	73.7	79.3
Operating Income (Loss)	4.9	2.1	2.6	(0.8)
Interest Expense, net	(2.2)	(1.6)	(3.5)	(1.1)

Income (Loss) before Taxes	2.7	0.5	(0.9)	(1.9)

Income Tax Provision (Benefit)	1.1	(0.2)	(0.4)	(0.9)

Net Income (Loss)	1.6%	0.7%	(0.5)%	(1.0)%

     Three and Six Months Ended June 30, 2008 Compared to Three and Six Months Ended June 30, 2007
     Total revenues for the three and six months ended June 30, 2008 increased 39.0% and 42.8% to $20.5 million and $39.7 million as compared to $14.7 million and $27.8 million for the comparable periods of 2007.
     Significant increases in revenue, cost of revenues and expenses are attributable to the acquisition of Alogent on January 17, 2008. Other significant fluctuations are discussed below.
     Financial Institution Services. Financial institution services increased 54.0% and 58.0% to $17.7 million and $34.3 million for the three and six month periods ended June 30, 2008 compared to $11.5 million and $21.7 million for the comparable periods ended June 30, 2007. The increase of $6.2 million and $12.6 million for the three and six month periods ended June 30, 2008 was primarily due to an increase in payment solutions revenue, which included the impact of the Alogent acquisition in the first quarter of 2008, of $6.8 million and $12.1 million for the three and six months periods then ended. Additionally, data management services increased $0.6 million and $1.6 million for the three and six month periods ended June 30, 2008 due to the increased data conversion services. These increases were offset by a decline in accounts receivable financing activities to $5.4 million and $11.0 million for the three and six month periods ended June 30, 2008 primarily due to a decrease in Business Manager licenses, as compared to $6.0 million and $11.4 million for the comparable periods ended June 30, 2007. As a percentage of total revenues, financial institution services revenues accounted for 86.4% and 86.3% for the three and six months ended June 30, 2008 compared to 78.0% for each of the comparable periods ended June 30, 2007.
     Retail Inventory Management Services. Retail inventory management services revenues decreased 4.8% and 4.1% to $2.0 million and $4.0 million for the three and six month periods ended June 30, 2008, respectively, as compared to $2.1 million and $4.1 million during the three and six months ended June 30, 2007. The decrease is primarily attributable to a decline in consulting services. As a percentage of total revenues, retail inventory management services accounted for 9.6% and 10.0% for the three and six month periods ended June 30, 2008 as compared to 14.0% and 14.8% for the comparable periods of 2007.
     Other Products and Services. Revenues from other products and services decreased 31.1% and 26.0% to $0.8 million and $1.5 million for the three and six month periods ended June 30, 2008 compared to $1.2 million and $2.0 million for the comparable periods of 2007. Other products and services include the sale of equipment associated with our remote capture and ACH products and hardware for our report management, merchant and branch capture, and imaging software products. Hardware sales associated with our Remote Deposit services declined to $0.6 million and $1.1 million for the three and six month periods ended June 30, 2008 as compared to $1.0 million and $1.7 million for the comparable periods in 2007 as a result of increased competition and pricing pressures. Revenues from other products and services accounted for 4.0% and 3.7% of total revenues for the three and six months ended June 30, 2008 compared to 8.0% and 7.2% for the comparable periods of 2007.
     Cost of Revenues — financial institution services. Cost of revenues for financial institution services increased 90.4% and 94.8% to $4.3 million and $8.0 million for the three and six months ended June 30, 2008 compared to $2.2 million and $4.1 million for the comparable periods of 2007. The increase of $2.1 million and $3.9 million for the three and six month periods ended June 30, 2008 was primarily due to an increase in payment solutions cost of revenues of $2.1 million and $3.7 million for the three and six months periods ended June 30, 2008, which included the impact of the Alogent acquisition in the first quarter of 2008. Additionally, the cost of revenues for data conversion services increased $59,000 and $0.2 million for the three and six month periods ended June 30, 2008 due to increased data conversion sales. These increases were offset by a decline in accounts receivable financing cost of revenues of $0.2 million and $0.3 million, respectively, for the three and six month periods ended June 30, 2008 due to a decline in processing fees related to MedCash Manager. As a percentage of total revenues, cost of revenues for financial institution services increased to 20.7% and 20.1% for the three and six months ended June 30, 2008 compared to 15.1% and 14.7% for the comparable periods of 2007.
     Cost of Revenues — retail inventory management services. Cost of revenues related to retail inventory management services increased 4.9% and 7.5% to $216,000 and $446,000 for the three and six month periods ended June 30, 2008 compared to $206,000 and $415,000 for the comparable periods of 2007. The increase is primarily due to an increase in salaries and benefits expense related to our point-of-sale customer support department. As a percentage of total revenues, cost of revenues for retail inventory management services decreased to 1.1% for the three and six months ended June 30, 2008 compared to 1.4% and 1.5% for the comparable periods of 2007.
     Cost of Revenues — other products and services. Cost of revenues related to other products and services decreased 37.4% and 31.5% to $0.5 million and $1.0 million for the three and six month periods ended June 30, 2008 compared to $0.8 million and $1.5 million for the comparable periods of 2007. The decrease was primarily due to a decline in sales of web hosting hardware to $0.3 million and $0.6 million for the three and six month periods ended June 30, 2008 as compared to $0.6 million and $1.2 million for the three and six months periods ended June 30, 2007. As a percentage of total revenues, cost of revenues for other products and services decreased to 2.5% for the three and six months ended June 30, 2008 compared to 5.5% and 5.3% for the comparable periods of 2007.
     General and Administrative. General and administrative expenses increased 23.8% and 19.9% to $6.4 million and $12.7 million for the three and six month periods ended June 30, 2008 compared to $5.2 and $10.6 million for the comparable periods ended June 30, 2007. General and administrative expenses include legal expenses, the cost of our executive, finance, human resources, information and support services, administrative functions and general operations. The increase is primarily attributable to the increased consulting services and salary expense related to the addition of employees acquired through the acquisition of Alogent and annual merit increases. Additionally, an increase of $0.4 million for the six months ended June 30, 2008, was due to executive bonuses paid as a result of completing the successful acquisition of Alogent on January 17, 2008. As a percentage of total revenues, general and administrative expenses decreased to 31.3% and 31.9% for the three and six months ended June 30, 2008 compared to 35.0% and 38.0% for the comparable periods of 2007.
     Selling and Marketing. Selling and marketing expenses increased 4.8% and 12.5% to $5.1 million and $10.5 million for the three and six months ended June 30, 2008 compared to $4.8 million and $9.3 million for the comparable periods of 2007. Selling and marketing expenses include cost of wages and commissions paid to our sales force, travel costs of the sales force, recruiting for new sales and marketing personnel and marketing fees associated with direct and telemarketing programs. The increase was primarily due to an increased sales force for payment solutions. Additionally, the increase is attributable to an increase in BusinessManager ® commissions as a result of an additional incentive program to increase BusinessManager ® funding volumes. As a percentage of total revenues, selling and marketing expenses were 24.7% and 26.4% for the three and six months ended June 30, 2008 compared to 32.7% and 33.5% for the comparable periods of 2007.
     Research and Development. Research and development expenses increased to $1.6 million and $3.5 million for the three and six months ended June 30, 2008 compared to $0.5 million and $1.0 million for the three and six months ended June 30, 2007. Research and development expenses include the non-capitalizable direct costs associated with developing new versions of our software, as well as other software development projects that, in accordance with GAAP, we do not capitalize. The increase was primarily due to research and development activities for our ACH product offerings and payment processing service products. As a percentage of total revenues, research and development expenses increased to 8.0% and 8.8% for the three and six months ended June 30, 2008 compared to 3.5% for the three and six months ended June 30, 2007.
     Amortization. Amortization expense increased to $1.4 million and $2.5 million for the three and six months ended June 30, 2008 compared to $0.7 million and $1.2 million for the three and six months ended June 30, 2007. These expenses include the expense associated with amortizing intangible assets, including trademarks and software development costs, as well as identified intangibles recorded in connection with our acquisitions of CBS, DataTrade and Alogent. Of the increase, $0.6 million and $1.2 million for the three and six month periods ended were due to the addition of intangible assets acquired as part of the Alogent acquisition. As a percentage of total revenues, amortization expense increased to 6.7% and 6.4% for the three and six months ended June 30, 2008 as compared to 4.6% and 4.2% for the three and six months ended June 30, 2007.
     Other Operating Expense, Net. Other operating expense, net for the three and six months ended June 30, 2008 totaled $24,000 and $40,000, respectively, compared to $9,000 and $14,000 for the comparable periods ended June 30, 2007. No individual item changed significantly.
     Operating Income (Loss). As a result of the above factors, we generated operating income of $1.0 million for the three and six months ended June 30, 2008 as compared to operating income of $0.3 million for the three months ended June 30, 2007 and an operating loss of $0.2 million for the six months ended June 30, 2007. As a percentage of total revenue, operating income was 4.9% and 2.7% for the three and six months ended June 30, 2008 as compared to operating income of 2.1% and an operating loss of 0.8% for the three and six months ended June 30, 2007, respectively.
     Interest Expense, Net. Interest expense, net, increased to $0.5 million and $1.4 million for the three and six months ended June 30, 2008 as compared to $0.2 million and $0.3 million for the three and six months ended June 30, 2007. The increase is primarily due to an increase in average debt outstanding in the first six months of 2008 as compared to the same period of 2007. Our average debt outstanding for the first six months of 2008 was approximately $49.0 million compared to approximately $7.2 million for the first six months of 2007 due to the borrowings to fund the Alogent acquisition in January 2008 and to fund operating cash flows. Additionally, we recorded a $270,000 unrealized gain for the three month period ended June 30, 2008, which was recorded as a decrease to interest expense, which was related to the interest rate swap.
     Income Tax Provision (Benefit). We had income tax expense of approximately $229,000 for the three months ended June 30, 2008 and an income tax benefit of approximately $160,000 for the six months ended June 30, 2008 compared to a benefit of $27,000 and $263,000, respectively, for the three months and six months ended June 30, 2007. We expect our effective tax rate to be approximately 45.6% in 2008 as compared to 38.5% in 2007 due to permanent tax item differences, including those for stock option incentive compensation.
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
     A “critical accounting policy” is one that is both important to the understanding of our financial condition and results of operations and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.
     Please refer to our Annual Report on Form 10-K for the year-ended December 31, 2007 for a complete discussion of our critical accounting policies.
Liquidity and Capital Resources
     The following table sets forth the elements of our cash flow statements for the following periods:

	Six Months Ended
	June 30,
	2008	2007
Net cash provided by operating activities	$6,375	$200
Net cash used in investing activities	(35,579)	(11,748)
Net cash provided by financing activities	32,059	7,518
          Cash from Operating Activities
     Cash provided by operations for the six months ended June 30, 2008 totaling $6.3 million was primarily attributable to our operating results plus non-cash depreciation and amortization expense of $3.8 million, $0.4 million increase in stock compensation expense, $2.3 million in restricted cash, accrued liabilities of $1.1 million, and the acquired in process research and development charge of $0.4 million, offset by the change in deferred revenue of $0.6 million, inventory of $0.3 million, and accounts payable of $0.2 million during the six month period ended June 30, 2008.

          Cash from Investing Activities
     Cash used in investing activities for the six months ended June 30, 2008 totaled $35.6 million, which consisted primarily of the Alogent business acquisition, purchases of fixed assets and expenditures for software development costs. Total capital expenditures, including software development costs, totaled $3.3 million for the six months ended June 30, 2008. These expenditures primarily related to the purchase of computer equipment, computer software and software development activities. During the first six months of 2008, we used approximately $33.0 million, net of cash acquired, to acquire Alogent. For the first six months of 2007, total cash used in investing activities was $11.7 million consisting primarily of business acquisitions, lease receivable collections, purchases of fixed assets and capitalization of software development costs.
          Cash from Financing Activities
     Cash from financing activities primarily relates to borrowings from our credit facility and of non-recourse lease financing notes payable. During the first six months of 2008, net cash provided by financing activities was $32.1 million and was attributable primarily to net borrowings of $32.5 million from our amended and restated syndicated credit facility with Bank of America, offset by $0.9 million in repayments on non-recourse lease notes payable. For the first six months of 2007, cash provided by financing activities totaled $7.5 million, and was attributable primarily to new borrowings of $8.5 million from our amended and restated syndicated credit facility, offset by $1.2 million in repayments on non-recourse lease notes payable.
          Analysis of Changes in Working Capital
     As of June 30, 2008, we had working capital deficit of approximately $0.5 million compared to working capital of approximately $3.0 million as of December 31, 2007. The change in working capital resulted primarily from an increase in accounts receivable of $6.7 million, an increase in prepaid and other current assets of $0.6 million, an increase of $5.3 million in accrued liabilities, and an increase of $5.6 million in deferred revenue. The increases were primarily the result of completing the acquisition of Alogent in January 2008.
     We believe that the existing, non-restricted cash, future operating cash flows and availability from our amended and restated syndicated credit facility will be sufficient to meet our working capital, debt service and capital expenditure requirements for the next twelve months. Furthermore, we expect to be in compliance with the financial covenants of our syndicated credit facility throughout 2008. There can be no assurance that we will have sufficient cash flows to meet our obligations or that we will remain in compliance with the new covenants. Non-compliance with these covenants could have a material adverse effect on our operating and financial results.
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
          Credit Agreement
     We are party to a second amended and restated syndicated credit agreement with Bank of America, N.A., Wachovia Bank, N.A., and The People’s Bank of Winder, dated November 30, 2006, which amended and restated in its entirety the amended and restated credit agreement originally dated January 19, 2004, as amended and restated on January 23, 2006 and as further amended on February 17, 2006, April 5, 2006, May 3, 2006, June 15, 2006, and August 31, 2006.
     This syndicated credit facility contains financial covenants, including the maintenance of financial ratios and limits on capital expenditures. We are required to maintain on a quarterly basis a ratio of funded debt (as defined in the credit agreement and generally including all liabilities for borrowed money) to EBITDA as defined in the debt agreement. We are required to maintain on a quarterly basis a ratio of funded debt to EBITDA not exceeding 3:1. This ratio is calculated (a) at the end of each fiscal quarter, using the results of the twelve-month period ending with the fiscal quarter and after giving pro forma effect, as defined in the debt agreement, to any acquisition made during such period and (b) on the date of any borrowing under the credit facility, using EBITDA for the most recent period and funded debt after giving pro forma effect to such borrowing. We are also required to maintain for the 12-calendar month period ending on the last day of each calendar quarter, a fixed charge coverage ratio (as defined) of 2:1. In addition, we may not acquire fixed assets (other than any equipment purchased by our subsidiary KVI Capital with proceeds of non-recourse loans) having a value greater than $5.0 million during any 12-month period ending with each fiscal quarter. The credit agreement also contains customary negative covenants, including but not limited to a prohibition on declaring and paying any cash dividends on any class of stock.
     On January 17, 2008 we amended the second amended and restated syndicated credit agreement to make certain changes to its terms,

including the following:
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
     On January 30, 2008, we entered into an interest rate swap agreement with Bank of America in the notional amount of $20.0 million. The swap expires on November 30, 2009. Under the swap, we and Bank of America have agreed to exchange interest payments on the notional amount. We have agreed to pay a fixed interest rate of 2.95%, and Bank of America has agreed to pay a floating interest rate equal to the one-month LIBOR rate. We entered into the swap in order to mitigate risk associated with the floating interest rate paid by us under the credit agreement.
     As of June 30,2008, we were in compliance with all restrictive financial and non-financial covenants contained in the syndicated credit facility.
Off-Balance Sheet Arrangements
     As of June 30, 2008 and as of the date of this report, we did not have any off-balance sheet arrangements as defined by Item 303(a)(4) of Regulation S-K.

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
     Additionally, our exposure relates to our borrowings under our amended and restated syndicated credit facility, which accrues interest at LIBOR plus 1.375 basis points or the lender’s base rate (as defined), as we select. We are currently paying interest at an average rate of 6.2% per annum on the revolving credit line. As of June 30, 2008, $42.5 million was outstanding under this facility. Changes in interest rates that increase the interest rate on the credit facility would make it more costly to borrow under that facility and may impede our acquisition and growth strategies if we determine that the costs associated with borrowing funds are too high to implement those strategies. An increase or decrease of 1.0% in the interest rate on the syndicated credit facility would increase or decrease, respectively, our interest expense by approximately $425,000 per year.
Item 4. Controls and Procedures
          Evaluation of Disclosure Controls and Procedures
     We, with the participation of our principal executive and financial officers, have evaluated the effectiveness of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of June 30, 2008. Based on this evaluation, the principal executive and financial officers have determined that such disclosure controls and procedures are not effective to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. In making this determination, management considered the material weaknesses in our internal control over financial reporting that existed as of December 31, 2007.
          Changes in Internal Control over Financial Reporting
          There have been no significant changes in our internal control over financial reporting identified during the quarter ended June 30, 2008, except for the implementation of measures described below under “Remediation of Material Weaknesses.”
          Remediation of Material Weaknesses
We have implemented the following measures in an effort to remediate the material weaknesses in our tax and financial reporting functions due to a lack of sufficient accounting resources identified in our Annual Report on Form 10-K for the year ended December 31, 2007:
•	In December of 2007, we hired Dan Owens as Senior Vice President of Finance; Mr. Owens was named Chief Financial Officer during the third quarter 2008; Mr. Owens will oversee our efforts to ensure the effectiveness of our financial reporting functions;

•	We have hired two additional senior accounting staff and an internal tax professional, and we retained the former Chief Financial Officer of Alogent as a vice-president of finance;

•	We are enhancing review procedures in our financial reporting and income tax accounting functions;

•	We are assessing our internal control structure and implementing new controls; and

•	We have completed a comprehensive evaluation of our organizational structure and are continuing to review our internal processes.
          We note that these remediation actions represent ongoing improvement measures. Furthermore, while we have taken steps to remediate the material weaknesses, these steps may not be adequate to fully remediate those weaknesses, and additional measures may be required.

Part II Other Information
Item 1A. Risk Factors
     In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007, which could materially affect our financial position, results of operations or cash flows. The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known by us or that we currently deem to be immaterial also may materially adversely affect our financial position, results of operations or cash flows.
The operating environment for financial institutions has become increasingly difficult and, as we depend heavily on this industry, this may adversely affect our business and operations.
     Over recent months, the operating environment for financial institutions has become increasingly more challenging. In that time, a handful of financial institutions in the United States have been placed into receivership by the FDIC. While we have not been materially affected by any institution’s failure, if any of our material customers were to fail or if a significant number of our customers were to fail, it could negatively affect our revenues and results of operations. In this challenging environment, both current and potential customers may delay spending on new technology and solutions, which might reduce our sales. The negative environment for financial institutions may also make it more likely that some of our customers may be acquired by their competitor financial institutions. If this were to happen, the acquiring institution could terminate the contract for our products and services in favor of their current provider’s products and services. If this deterioration continues or becomes more pronounced, it may have an adverse effect on our business, financial condition and results of operations.
Item 4. Submission of Matters to Vote of Security Holders.
     Our 2008 annual meeting of shareholders was held on May 21, 2008, at which one proposal was presented to our shareholders for their approval: the re-election of two “Class 3 Directors,” Bill Mathis and Beck A. Taylor to serve three-year terms on our board of directors. At the meeting, the re-election of Bill Mathis and Beck A. Taylor to our board of directors was approved. Continuing directors consisted of: Class 1 directors, Lawrence A. Hough, Robert A. McCabe, Jr. and John D. Schneider, and Class 2 directors: G. Lynn Boggs. No other matters were voted upon at the annual meeting.
The votes cast for the re-election of Bill Mathis and Beck Taylor were as follows:

	Votes For	Votes Withheld
Bill Mathis	10,666,282	3,415,704
Beck A. Taylor	11,791,083	2,290,903
Total All Directors	22,457,365	5,706,607

     Item 6. Exhibits
     The exhibits described in the following Index to Exhibits are filed as part of this quarterly report on Form 10-Q.

Exhibit
Number	Description of Exhibit
3.1	Amended and Restated Charter of the Company (incorporated by reference to Exhibit 3.1 of Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 33375013) filed with the SEC on May 3, 1999).

3.1.1	Charter Amendment dated August 9, 2001 (incorporated by reference to Exhibit 3.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).

3.1.2	Charter Amendment dated August 9, 2001 (incorporated by reference to Exhibit 3.4 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).

3.1.3	Charter Amendment dated January 16, 2004 (incorporated by reference to Exhibit B of the Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on December 29, 2003).

3.1.4	Charter Amendment dated January 23, 2006 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 26, 2006).

3.1.5	Charter Amendment dated January 24, 2006 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K with the SEC on January 26, 2006).

3.1.6	Charter Amendment dated May 4, 2006 and effective May 5, 2006 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on May 10, 2006).

3.1.7	Charter Amendment dated September 8, 2006 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on September 8, 2006).

3.2	Second Amended and Restated Bylaws of the Company incorporated by reference to Exhibit 3.2 of Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-722;75013) filed with the SEC on May 3, 1999).

3.2.1	Bylaws Amendment dated January 20, 2004 (incorporated by reference to Exhibit 3.2.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).

3.2.2	Amendment to Second Amended and Restated Bylaws Dated November 7, 2007 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 8, 2007).

10.1	Form of Restricted Stock Agreement.

31.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 — Chief Executive Officer.

31.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 — Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 — Chief Executive Officer.

32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 — Chief Financial Officer.

Signatures
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Goldleaf Financial Solutions, Inc. (Registrant)
Date: August 11, 2008	By:	/s/ G. Lynn Boggs
G. Lynn Boggs
Chief Executive Officer

Date: August 11, 2008	By:	/s/ Dan Owens
Dan Owens
Chief Financial Officer