Form 10-Q
period 2008-09-30
GOLDLEAF FINANCIAL SOLUTIONS INC.
filed 2008-11-10
CIK 1069469

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2008
Commission File Number: 000-25959
Goldleaf Financial Solutions, Inc.
(Exact name of registrant as specified in its charter)

Tennessee	62-1453841

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

350 Technology Blvd., Suite 200, Norcross, Georgia	30071

(Address of principal executive offices)	(Zip Code)
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
Yes ☑     No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐     No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Class	Outstanding as of October 31, 2008
Common Stock, no par value	19,168,784 Shares

GOLDLEAF FINANCIAL SOLUTIONS, INC.
Form 10-Q
For Quarter Ended September 30, 2008
INDEX

Page No.

Part I — Financial Information

Item 1 Financial Statements

Consolidated Balance Sheets as of September 30, 2008 (Unaudited) and December 31, 2007	3

Consolidated Statements of Operations — Unaudited for the Three Months Ended September 30, 2008 and 2007	4

Consolidated Statements of Operations — Unaudited for the Nine Months Ended September 30, 2008 and 2007	5

Consolidated Statements of Cash Flows — Unaudited for the Nine Months Ended September 30, 2008 and 2007	6

Notes to Consolidated Financial Statements — Unaudited	8

Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3 Quantitative and Qualitative Disclosures About Market Risk	24

Item 4 Controls and Procedures	24

Part II — Other Information	25

Item 1A Risk Factors	25

Item 6 Exhibits	26

Signatures	27
EX-10.1
EX-10.2
EX-31.1
EX-31.2
EX-32.1
EX-32.2

GOLDLEAF FINANCIAL SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	September 30,	December 31,
	2008	2007
	(unaudited)
Assets
Current Assets:
Cash and cash equivalents	$3,790	$2,648
Restricted cash	2,037	5,362
Accounts receivable— trade, net of allowance for doubtful accounts of $721 and $604, respectively	12,276	6,918
Inventory	337	237
Deferred tax assets	1,571	1,443
Investment in direct financing leases	1,832	1,736
Prepaid and other current assets	2,301	1,774

Total current assets	24,144	20,118

Property and equipment, net	4,709	3,661
Operating lease equipment, net	14	23
Other Assets:
Software development costs, net	6,366	4,725
Deferred tax assets	—	2,009
Investment in direct financing leases, net of current portion	3,128	2,812
Intangible and other assets, net	35,472	14,085
Goodwill	58,649	34,217

Total other assets	103,615	57,848

Total assets	$132,482	$81,650

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$3,810	$2,858
Accrued liabilities	5,483	2,055
Deferred revenue	9,861	4,867
Customer deposits	4,252	5,307
Current portion of capital lease obligations	367	414
Current portion of non-recourse lease notes payable	1,711	1,638
Current portion of long term debt	166	—

Total current liabilities	25,650	17,139

Revolving line of credit	39,000	10,000
Long term debt, net of current portion	261	—
Deferred revenue, net of current portion	523	949
Capital lease obligations, net of current portion	242	544
Deferred tax liability	2,363	—
Non-recourse lease notes payable, net of current portion	2,819	2,428
Convertible notes payable	7,000	—
Other non-current liabilities	349	228

Total liabilities	78,207	31,288

Commitments and Contingencies
Stockholders’ Equity:
Common stock, no par value; 100,000,000 shares authorized; 19,168,784 and 17,279,315 shares issued and outstanding, respectively	—	—
Preferred stock, no par value; 20,000,000 shares authorized, no shares outstanding	—	—
Additional paid-in capital	73,149	69,764
Accumulated deficit	(18,874)	(19,402)

Total stockholders’ equity	54,275	50,362

Total liabilities and stockholders’ equity	$132,482	$81,650

The accompanying notes are an integral part of these consolidated financial statements.

GOLDLEAF FINANCIAL SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS — UNAUDITED
For the Three Months Ended September 30, 2008 and 2007
(in thousands, except per share data)

	2008	2007
Revenues:
Financial institution services	$19,554	$11,560
Retail inventory management services	1,915	2,040
Other products and services	779	743

Total revenues	22,248	14,343

Cost of Revenues:
Financial institution services	5,066	2,330
Retail inventory management services	223	211
Other products and services	525	516

Gross profit	16,434	11,286
Operating Expenses:
General and administrative	6,176	5,272
Selling and marketing	5,165	4,290
Research and development	1,494	610
Amortization	1,428	572
Other operating expenses, net	123	13

Total operating expenses	14,386	10,757

Operating Income	2,048	529
Interest Expense, Net	725	256

Income Before Income Taxes	1,323	273
Income tax provision	603	181

Net Income	$720	$92

Income Per Share:
Basic	$0.04	$0.01

Diluted	$0.04	$0.01

Weighted Average Common Shares Outstanding:
Basic	19,169	17,279

Diluted	19,169	17,297

The accompanying notes are an integral part of these consolidated financial statements.

GOLDLEAF FINANCIAL SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS — UNAUDITED
For the Nine Months Ended September 30, 2008 and 2007
(in thousands, except per share data)

	2008	2007
Revenues:
Financial institution services	$53,813	$33,240
Retail inventory management services	5,865	6,158
Other products and services	2,254	2,737

Total revenues	61,932	42,135

Cost of Revenues:
Financial institution services	13,042	6,421
Retail inventory management services	670	626
Other products and services	1,532	1,986

Gross profit	46,688	33,102
Operating Expenses:
General and administrative	18,849	15,774
Selling and marketing	15,575	13,676
Research and development	5,001	1,576
Amortization	4,023	1,745
Other operating expenses, net	163	27

Total operating expenses	43,611	32,798

Operating Income	3,077	304
Interest Expense, Net	2,106	570

Income (Loss) Before Income Taxes	971	(266)
Income tax provision (benefit)	443	(82)

Net Income (Loss)	$528	$(184)

Income (Loss) Per Share:
Basic	$0.03	$(0.01)

Diluted	$0.03	$(0.01)

Weighted Average Common Shares Outstanding:
Basic	19,051	17,275

Diluted	19,051	17,275

The accompanying notes are an integral part of these consolidated financial statements.

GOLDLEAF FINANCIAL SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED
For the Nine Months Ended September 30, 2008 and 2007
(in thousands)

	2008	2007

Cash Flows From Operating Activities:
Net income (loss)	$528	$(184)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	5,974	3,347
Depreciation on fixed assets under operating leases	9	25
Deferred taxes	393	582
Amortization of debt issuance costs and discount	138	90
Acquired in process research and development charge	435	—
Stock compensation expense	747	116
Deferred gain on land sale	(7)	(11)
Loss on write-down or disposal of fixed assets	150	19
Amortization of lease income and initial direct costs	(418)	(544)
Gain on sale of leased equipment	(8)	(57)
Changes in assets and liabilities, net of acquisitions:
Restricted cash and customer deposits	2,270	—
Accounts receivable	1,187	(896)
Prepaid and other current assets	(188)	(418)
Other non-current assets	—	(108)
Inventory	(100)	42
Accounts payable	460	(1,125)
Accrued liabilities	1,419	(1,073)
Deferred revenue	(1,374)	(48)
Other non-current liabilities	128	290

Net cash provided by operating activities	11,743	47

Cash Flows From Investing Activities:
Acquisition of businesses, net of cash acquired	(32,999)	(10,389)
Payment to DataTrade shareholders	(2,173)	—
Investment in direct financing leases	(416)	(886)
Lease receivables collected	422	2,811
Proceeds from lease terminations	8	—
Additions to property and equipment	(2,044)	(1,741)
Additions to intangibles and other assets	(209)	(12)
Additions to software development costs	(2,270)	(1,635)
Payments received on notes receivable	—	20

Net cash used in investing activities	(39,681)	(11,832)

— Continued —

GOLDLEAF FINANCIAL SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED (Continued)
For the Nine Months Ended September 30, 2008 and 2007
(in thousands)

	2008	2007
Cash Flows From Financing Activities:
Repayments on revolving line of credit	$(4,500)	$(1,000)
Repayments on capital lease obligations	(349)	(262)
Proceeds from revolving line of credit	33,500	8,500
Repayments of note payable and long term debt	(35)	(150)
Repayments of non-recourse lease notes payable	(1,421)	(2,240)
Proceeds from non-recourse lease notes payable	1,885	895
Expenses related to secondary offering	—	(47)
Proceeds from exercise of employee stock options	—	54

Net cash provided by financing activities	29,080	5,750

Net Change in Cash and Cash Equivalents	1,142	(6,035)
Cash and Cash Equivalents at beginning of period	2,648	6,760

Cash and Cash Equivalents at end of period	$3,790	$725

Non-cash Investing and Financing Activities:
Issuance of 1,889,469 common shares as purchase consideration in the Alogent acquisition	$2,638	$—

Issuance of convertible notes payable to Alogent shareholders	$7,000	$—

Purchase of software licenses through issuance of debt	$462	$—

The accompanying notes are an integral part of these consolidated financial statements.

GOLDLEAF FINANCIAL SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—UNAUDITED
A. The Company
     Goldleaf Financial Solutions, Inc. (“we” or the “Company”) provides a suite of technology-based products and services that help financial institutions serve their customers better, improve their operational efficiency, enhance their competitive position, increase their profitability and help them satisfy regulatory requirements. We focus on the needs and interests of financial institutions and strive to provide our clients with proven, user-friendly technologies, coupled with superior customer service. We offer a broad spectrum of deposit automation and payment processing solutions for financial institutions of all sizes, regardless of footprint and across all channels of their enterprise. In addition to the suite of solutions we offer to financial institutions, we also offer products and services to small businesses. As of September 30, 2008, we had in excess of 3,000 financial institution relationships.
B. Summary of Significant Accounting Policies
          Basis of Presentation
     The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and in accordance with Rule 10-01 of Regulation S-X.
     In the opinion of management, the unaudited interim financial statements contained in this report reflect all adjustments, consisting of normal recurring accruals, which are necessary for a fair presentation of the financial position, and the results of operations for the interim periods presented. The results of operations for any interim period are not necessarily indicative of results for the full year.
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
C. Income Taxes
     On January 1, 2007, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN No. 48”), which is an interpretation of Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes. FIN No. 48 requires a company to evaluate all uncertain tax positions and assess whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Adoption of FIN No. 48 resulted in an accrual of approximately $456,000 related to uncertain tax positions, which were previously accrued as contingent liabilities, thus there was no cumulative adjustment to retained earnings.
     During 2007 the company identified two new uncertain tax positions and recorded an additional reserve for $249,000. During the quarter ended September 30, 2007 the company resolved one of the uncertain tax positions and reversed $145,000 previously accrued. Therefore, the Company’s accrual for uncertain tax positions totaled $560,000 at September 30, 2008 and December 31, 2007. The Company has elected to classify interest associated with uncertain tax positions as interest expense in the accompanying consolidated statements of operations. Additionally, penalties associated with uncertain tax positions will be classified as income tax expense in the accompanying consolidated statements of operations. There were no penalties and interest accrued as of December 31, 2007 or for the three or nine months ending September 30, 2008. These uncertain tax positions, if recognized, would not have an effect on the effective tax rate.
     We file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. We are no longer subject to U.S. federal tax examinations for any returns before 2004. State jurisdictions that remain subject to examination range from 2001 to 2007.
D. Reclassifications
     Certain prior year amounts have been reclassified to conform to the current year presentation.

GOLDLEAF FINANCIAL SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—UNAUDITED
E. Acquisitions
          Assets of DataTrade, LLC
     On May 1, 2007, the Company acquired certain operating assets and liabilities of DataTrade, LLC (“DataTrade”), a Missouri limited liability company, for total cash consideration of approximately $5.8 million. In addition to the consideration at closing, the selling shareholders were entitled to additional consideration based on the financial performance of the acquired business during the twenty-four months following the acquisition date. Thus, in accordance with the agreement and operating results, the Company has paid $2.2 million for the first twelve months of an earn-out liability to the shareholders of DataTrade as of September 30, 2008 and increased goodwill of the Company for the same amount. The shareholders may be entitled to additional payments under this provision, if earned, based on the financial performance of the acquired business during the remaining 12-month period ending April 30, 2009. This second payment, if earned, would become due on August 15, 2009.
          Alogent Corporation
     On January 17, 2008, the Company completed an acquisition by merger of Alogent Corporation (“Alogent”) for an aggregate purchase price of $43.7 million. The acquisition of Alogent broadened our product offerings, adding software licenses for the use of its technology-based software products, providing remote capture, teller capture and image exchange and services associated with maintenance and support and implementation of these products. The price of our common stock issued to the former Alogent shareholders on the day of closing was $1.47 per share, which was the average closing price of our common stock over the 15 days ending on the day prior to the day of closing. For purchase price accounting reflected in the table below, the common shares were valued at $1.40 per share, calculated as the average closing price of the Company’s shares for two days before and after the closing date. The operating results of Alogent are included with those of the Company beginning January 17, 2008 and are included in our financial institution services segment. The transaction was accounted for in accordance with SFAS No. 141, Business Combinations. The purchase price allocation is as follows:
(in thousands)

Purchase Price:
Cash	$32,775
Convertible notes payable	7,000
Common shares (1,889,469 shares valued at $1.40 per share)	2,638
Direct acquisition costs	1,285

Total purchase price	$43,698

Value assigned to assets and liabilities:
Assets:
Cash	$1,061
Accounts receivable/Unbilled accounts receivable	6,545
Current deferred tax asset	515
Prepaid and other current assets	556
Property and equipment	183
Non-current assets	5
Customer list (estimated life of ten years)	7,740
Acquired technology (estimated life of five years)	11,240
Trade names (estimated life of twenty years)	5,300
In process R&D (expensed)	448
Non-compete (estimated life of three years)	680
Goodwill	22,234
Liabilities:
Accounts payable	(492)
Accrued liabilities	(2,009)
Deferred tax liability	(4,366)
Deferred revenue	(5,942)

Total net assets	$43,698

     The Company continues to evaluate and value the identifiable intangible assets and acquisition costs of Alogent. The above purchase price allocation may be adjusted based on the results of this analysis.

GOLDLEAF FINANCIAL SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—UNAUDITED
     The following unaudited pro forma results assume the inclusion of Alogent as if the acquisition was completed at the beginning of each period.

	Three Months		Nine Months
	Ended September 30		Ended September 30
	2008	2007	2008	2007
	(in thousands)		(in thousands)
	Actual	Pro Forma Combined	Actual	Pro Forma Combined
Revenue	$22,248	$20,285	$63,237	$57,169
Net Income (Loss)	$720	$174	$818	$(1,367)
Income (Loss) Per Share	$0.04	$0.02	$0.04	$(0.07)
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
     The following table represents information necessary to calculate earnings per share for the three and nine month periods ended September 30, 2008 and 2007:

	Three Months		Nine Months
	Ended September 30		Ended September 30
	2008	2007	2008	2007
	(in thousands)		(in thousands)
Net income (loss) available to common shareholders	$720	$92	$528	$(184)

Weighted average common shares outstanding — basic	19,169	17,279	19,051	17,275
Plus additional shares from common stock equivalent shares:
Options	—	18	—	—

Diluted weighted average common shares outstanding	19,169	17,297	19,051	17,275

     For the nine months ended September 30, 2008 and 2007, there were approximately 2.6 million and 54,000 employee stock options, respectively, that were excluded from diluted earnings per share calculations, as their effects were anti-dilutive. The convertible notes (approximately 1.6 million common stock equivalent shares) were excluded from the calculation of diluted earnings per share for the three and nine months ended September 30, 2008 as their effect was anti-dilutive.
G. Legal Proceedings
     The Company is not currently a party to, and none of our material properties is currently subject to, any material litigation that the Company believes could have a material effect on its financial condition.

GOLDLEAF FINANCIAL SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—UNAUDITED
H. Segment Information
     The Company presents segment information in accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. Corporate overhead costs and interest recorded in the financial institution services segment have not been allocated to income before taxes of the retail inventory management services segment. As such, the disclosure below includes gross profit by segment.
     The following tables summarize the financial information concerning the Company’s reportable segments as of and for the three and nine months ended September 30, 2008 and 2007.

	Three Months Ended September 30, 2008			Three Months Ended September 30, 2007
		Retail			Retail
	Financial	Inventory		Financial	Inventory
	Institution	Management		Institution	Management
	Services	Services	Total	Services	Services	Total
	(in thousands)
Revenues	$20,333	$1,915	$22,248	$12,303	$2,040	$14,343

Gross Profit	$14,741	$1,693	$16,434	$9,457	$1,829	$11,286

Total expenditures for additions to long-lived assets	$1,355	$28	$1,383	$808	$—	$808

	Nine Months Ended September 30, 2008			Nine Months Ended September 30, 2007
		Retail			Retail
	Financial	Inventory		Financial	Inventory
	Institution	Management		Institution	Management
	Services	Services	Total	Services	Services	Total
	(in thousands)
Revenues	$56,066	$5,866	$61,932	$35,977	$6,158	$42,135

Gross Profit	$41,491	$5,197	$46,688	$27,570	$5,532	$33,102

Total expenditures for additions to long-lived assets	$4,457	$66	$4,523	$3,376	$12	$3,388

Assets	$129,492	$2,990	$132,482	$77,786	$3,292	$81,078

Goodwill	$56,579	$2,070	$58,649	$30,561	$2,070	$32,631

     Total gross profit by segment reconciles to operating income  as follows:

	Three Months		Nine Months
	Ended September 30		Ended September 30
	2008	2007	2008	2007
	(in thousands)		(in thousands)
Gross Profit	$16,434	$11,286	$46,688	$33,102
Less: Operating Expenses	14,386	10,757	43,611	32,798

Operating Income	$2,048	$529	$3,077	$304

I. Goodwill
     Management performs a goodwill impairment test as of December 31 each year and when circumstances may indicate a possible impairment has occurred. As a result of our market capitalization at September 30, 2008, management performed a fair value calculation of its reporting units in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. The company’s analysis included a determination of the estimated fair value of our two reporting units based on both the income (which is a discounted cash flow technique) and market (which is a market multiple technique) approaches, which we consider to be the best available approaches to estimate the fair value of our reporting units. The results of testing indicated no impairment exists as of September 30, 2008.
     The results of our calculation highlighted that the total estimated fair value exceeded the market capitalization as of September 30, 2008. Management believes the primary reason for this difference is a result of increasing market pressure on large financial institutional investors to reallocate investment portfolios and the general downturn in the equity markets resulting in part from the recent credit crisis, which is particularly impacting financial institutions that are our target customer base.

GOLDLEAF FINANCIAL SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—UNAUDITED
J. Derivative Instrument
     The Company does not enter into derivatives or other financial instruments for trading or speculative purposes; however, in order to manage its exposure to interest rate risk from the Company’s existing credit facility, on January 30, 2008 the Company entered into an interest rate swap (the “Swap”) with a notional amount of $20.0 million, receiving a one month LIBOR interest rate while paying a fixed rate of 2.95% over the period beginning February 8, 2008 and ending November 30, 2009. The effect of the Swap is to lock the LIBOR component interest rate on $20.0 million of one-month floating rate LIBOR debt at 2.95%. As of September 30, 2008 the Swap had an estimated fair value equal to $39,000 (asset). We recorded a $3,000 unrealized gain for the three month period ended September 30, 2008, which was recorded as a decrease to interest expense, net in the consolidated statements of operations, in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”) . The estimated fair value of the Swap may rise and fall over the life of the Swap as market expectations of future floating rate LIBOR interest rates change in relation to the fixed rate of 2.95%.
K. Fair Value Measurements
     Effective January 1, 2008, we adopted SFAS No. 157, Fair Value Measurements (“SFAS 157”), as it applies to our financial instruments, and SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 157 defines fair value, outlines a framework for measuring fair value, and details the required disclosures about fair value measurements. SFAS 159 permits companies to irrevocably choose to measure certain financial instruments and other items at fair value. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparison between entities that choose different measurement attributes for similar types of assets and liabilities.
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
     The following table provides information on the assets and liabilities we measure at fair value on a recurring basis.

	Carrying
	Amount
	in Consolidated
	Balance Sheet	Fair Value	Fair Value Measurements Using
	September 30, 2008	September 30, 2008	Level 1	Level 2	Level 3
Interest rate swap asset	$39,000	$39,000	$—	$39,000	$—
     We determined the fair value of the derivative instrument shown in the table above by using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows. The analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs.
L. Comprehensive Income (Loss)
     Comprehensive income (loss) for the three and nine month periods ended September 30, 2008 and 2007 was comprised solely of net income (loss).
M. Debt and Commitments and Contingencies
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

GOLDLEAF FINANCIAL SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—UNAUDITED
We are party to a second amended and restated credit agreement with Bank of America, N.A., Wachovia Bank, N.A., and The People’s Bank of Winder, dated November 30, 2006, which amended and restated in its entirety the amended and restated credit agreement originally dated January 19, 2004, as amended and restated on January 23, 2006 and as further amended on February 17, 2006, April 5, 2006, May 3, 2006, August 31, 2006, September 15, 2006, and January 17, 2008.
The material covenants under the syndicated credit facility are as follows:
•	the revolving loan commitment is $45.0 million;

•	the limit on annual capital expenditures is $7.0 million;

•	two additional applicable interest rates were added to the pricing grid, with a minimum level of LIBOR plus 1.375%, and maximum level of LIBOR plus 3% (or base rate plus 0.50%), determined by the funded debt to EBITDA ratio (as defined); the rate used is at the option of the Company;

•	the funded debt to EBITDA ratio (as defined) is 4.2 with a graduated step-down through 2008 to 3.0 for 2009 and beyond;

•	a senior funded debt to EBITDA ratio (as defined) was added, beginning at 3.5 with a graduated step down to 3.0 for the fourth quarter of 2008 and beyond;

•	the Company is to maintain a fixed charge coverage ratio (as defined) of not less than 2:0 to 1:00; and

•	consent was given for the Alogent acquisition.
     We borrowed $32.0 million against the revolving loan commitment to fund the Alogent acquisition. The balance as of September 30, 2008 is $39.0 million. The Company is in compliance with all restrictive financial and non-financial covenants contained in the credit facility as of September 30, 2008. The maturity date on the credit facility is November 30, 2009.
N. Recent Accounting Pronouncements
SFAS No. 157
     In September 2006, the FASB issued SFAS 157, which establishes a framework for reporting fair value and expands disclosures about fair value measurements. We adopted the required provisions of SFAS 157 that became effective in our first quarter of 2008. The adoption of these provisions did not have a material impact on our Consolidated Financial Statements.
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
     In October 2008, the FASB issued FASB Staff Position No. SFAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (“FSP 157-3”). FSP 157-3 clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. We are currently evaluating the impact of SFAS 157-3 on our Consolidated Financial Statements for the items within the scope of FSP 157-3, which will become effective beginning with our first quarter of 2009.
SFAS No. 159
     In February 2007, the FASB issued SFAS 159, which allows entities to choose to measure financial instruments and certain other items at fair value. SFAS 159 became effective beginning with our first quarter of 2008. We adopted the required provisions of SFAS 159 that became effective in our first quarter of 2008. The adoption of these provisions did not have a material impact on our Consolidated Financial Statements.
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
     This report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements relate to future economic performance, plans and objectives of management for future operations and projections of revenues and other financial items that are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management. The words “expect,” “estimate,” “anticipate,” “believe,” and similar expressions are intended to identify forward-looking statements. We make forward-looking statements in Items 2 and 3 of Part I and in Item 1A of Part II of this report. Some of the forward-looking statements relate to our intent, belief or expectations regarding our strategies and plans for operations and growth. Other forward-looking statements relate to trends affecting our financial condition and results of operations and our anticipated capital needs and expenditures. These statements involve risks, uncertainties and assumptions, including industry and economic conditions, competition and other factors discussed in this and our other filings with the SEC. These forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and actual results may differ materially from those that are anticipated in the forward-looking statements. Other forward-looking statements relate to trends affecting our financial condition and results of operations and our anticipated capital needs and expenditures. See Part II, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007 and this Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, for a description of some of the important factors that may affect actual outcomes.
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
     In 2005, we chose to expand the scope of our business, which had historically focused on lending solutions, to payment solutions and data management and marketing solutions. Throughout 2006, we pursued this strategy through strategic acquisitions and in 2007, we continued to broaden our product offerings with the acquisitions of:
•	the assets of Community Banking Systems (“CBS”), which added check imaging, report archival, and document imaging; and

•	the assets of DataTrade, which added data conversion services, remote deposit, report management, interactive voice response, and checkscan.

     In January 2008, we further broadened our product offerings with the acquisition of Alogent, which added software licenses for the use of its technology-based software products, providing remote capture, teller capture and image exchange and services associated with maintenance and support and implementation of these products.
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
     We recognize revenue in accordance with SEC Staff Accounting Bulletin No. 104, AICPA’s Statement of Position (“SOP”) No. 97-2 Software Revenue Recognition , SOP No. 98-9 Software Revenue Recognition with Respect to Certain Transactions and SOP No. 81-1 Accounting for Performance of Construction-Type and Certain Production-Type Contracts. We also consider the applicability of EITF No. 00-03, Application of SOP 97-2 to Arrangements That Include the Right to Use Software Stored on Another Entity’s Hardware on a contract-by-contract basis. License fees are derived from licensing our products and are recognized when persuasive evidence of an arrangement exists, delivery of the product has occurred, the fee is fixed and determinable and collectability is probable. Under SOP 97-2 and 98-9, if vendor specific objective evidence of fair value (“VSOE”) has been established for all undelivered elements, the residual method applies. Under the residual method, the fair value of each undelivered element is deferred, and the difference between the total arrangement fee and the amount deferred for the undelivered elements is recognized as revenue related to the delivered elements. When the implementation services provided are considered essential to the functionality of the software, license fees and revenue for implementation services are recognized using the percentage of completion method (SOP 81-1). We recognize maintenance and hosting fees on a monthly basis as earned and recognize transaction fees monthly as the transactions occur. We recognize training revenue when we deliver the training services when delivered separately.
Financial Institution Services
Revenue from financial institution services includes:
•	payment solutions;

•	lending solutions; and

•	data management and marketing solutions.
Payment Solutions:
          We offer a variety of payment technology solutions to financial institutions and processors which help in the acquisition, automation, and processing of payments and deposits. Our solutions are focused on providing benefits in both the transition to electronic payments and the electronic processing of payments. These payments solutions consist primarily of software and services which are delivered on either an in-house or a hosted basis. Revenue is generated from the deployment and use of these various products through license fees, implementation services, software maintenance, hosting services, and transactional fees.
Remote Deposit — We offer remote deposit solutions which enable a financial institution’s business customers to make a check deposit from their own offices by converting the check payment directly into an electronic deposit. Benefits accrue to the business in convenience, reduced costs, cash position, and improved treasury operations; additionally, benefits accrue to the financial institution in enhanced revenue, increased deposits, increased customer satisfaction, and reduced costs. A number of remote deposit solutions, including check and remittance, are sold either in-house or on a hosted basis in order to serve the different needs of various sized financial institutions. These financial institutions in turn deploy and sell these solutions to their business customers generating additional revenue for us via additional license and transaction fees.
ACH Origination and Processing — We offer a comprehensive system for the acquisition and processing of Automated Clearing House (“ACH”) transactions. Our ACH solutions provide financial institutions the ability to offer business customers a web-based brandable tool for the input of ACH transactions. Transactions can be manually created, imported from source data contained at the business, or captured from original documents, such as converted checks. We further provide financial institutions with the processing capacity to manage all facets of incoming and outgoing ACH files and of ACH processing, including risk tracking, fee calculations, rule compliance, and daily operations. While our solutions to acquire and process transactions can be used independently, many financial institutions use the two solutions together. Our ACH solutions serve the needs of various sized financial institutions and can be deployed in either a hosted or in-house mode. Our financial institution clients in turn deploy and sell ACH solutions to their business customers, generating additional revenue for us via additional monthly and transaction fees.
Deposit Automation for Branch, Teller, Cash Vault, & ATM — We provide solutions which automate the deposit process at financial institution branches, cash vaults, and ATMs. Our solutions convert customer paper deposits to electronic deposits at these locations driving reduced costs through truncation and automation along with improved quality and customer service. We provide these solutions primarily on an in-house basis with the technology being deployed within the financial institution’s branches, cash vaults, and ATMs and sold and delivered on a license, implementation services, and software maintenance basis.
Item Processing & Image Exchange — We offer payment processing solutions for paper based item processing and electronic image based image exchange to financial institutions and processors. These solutions provide cost savings via automation of the back office payment processing function with a focus on the electronic image based processing of traditional paper based checks and payments. We offer these solutions on either a hosted or in-house basis.
Lending Solutions:
Accounts Receivable Financing — We offer accounts receivable financing programs to financial institutions to develop lasting, positive and profitable relationships with small-to-medium-sized business customers. This program also offers an insurance component to insure financial institutions against losses due to fraud and credit issues of the borrower. The insurance product is issued by a third-party national insurance company. We also offer an alternative lending network of specialty lenders that may offer similar products to borrowers that may not fit the criteria of financial institutions due to concentrations, specialty needs or credit issues.
     We derive revenue from two types of participation fees. First, we earn a fee during the first 30 days after a client financial institution implements our solution and purchases accounts receivable from its small business customers. Second, we earn an ongoing participation fee from subsequent purchases of accounts receivable by the financial institution. Both types of fees are based on a percentage of the accounts receivable that the client purchases during each month, with the second type of fee being a smaller percentage of the accounts receivable purchased. Insurance brokerage fees are derived from the sale of credit and fraud insurance products issued by a third-party national insurance company. We earn fees based on a percentage of the premium paid to the insurance company. We recognize these commission revenues when our financial institution clients purchase the accounts receivable covered by credit and fraud insurance policies.
Leasing — We offer a turnkey equipment leasing program to our financial institutions clients and their small business customers. We have no credit risk exposure for these leases. Our leases fall into two categories: direct financing leases and operating leases. For those opportunities that may not fit a particular financial institution’s criteria, we offer a funding alternative through a third-party broker relationship.
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
Data Management and Marketing Solutions:
     Our data management and marketing solutions include our core data processing solution, our automated teller solution and other products and services, including the offerings described below.
Website Design and Hosting — We offer website design and hosting services to financial institutions, although we do not host any confidential financial institution data on our servers.
Document Imaging — We offer document management products to help financial institutions and corporations organize and archive masses of business information. Imaging software is offered as a network-based system for scalable document imaging, scanning, and storage solutions.
Data Conversion Services — We provide digital to digital conversion and migration services for document images, check images, computer reports (C.O.L.D) and data. We charge a fee per volume count of data to be converted.
Report Management and Voice Response Services — Our report management software provides digital report storage and management solutions to financial institutions and corporations to securely store and retrieve digital report information via network or web connectivity. Our voice response services offer customers 24/7 access to information on all types of accounts to initiate transactions, check on other products and services and receive statement and invoice information through simple touchtone or speech commands.
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

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007
Revenues:
Financial institution services	87.9%	80.6%	86.9%	78.9%
Retail inventory management services	8.6	14.2	9.5	14.6
Other products and services	3.5	5.2	3.6	6.5

Total Revenues	100.0	100.0	100.0	100.0
Cost of Revenues:
Financial institution services	22.8	16.2	21.1	15.2
Retail inventory management services	1.0	1.5	1.1	1.5
Other products and services	2.3	3.6	2.4	4.7

Total Cost of Revenues	26.1	21.3	24.6	21.4

Gross Profit	73.9	78.7	75.4	78.6

Operating Expenses:
General and administrative	27.8	36.8	30.4	37.4
Selling and marketing	23.2	29.9	25.1	32.5
Research and development	6.7	4.3	8.1	3.7
Amortization	6.4	4.0	6.5	4.1
Other operating	0.6	0.1	0.3	0.1

Total Operating Expenses	64.7	75.1	70.4	77.8
Operating Income	9.2	3.6	5.0	0.8
Interest Expense, net	3.3	1.8	3.4	1.4

Income (Loss) before Taxes	5.9	1.8	1.6	(0.6)

Income Tax Provision (Benefit)	2.7	1.2	0.7	(0.2)

Net Income (Loss)	3.2%	0.6%	0.9%	(0.4)%

     Three and Nine Months Ended September 30, 2008 Compared to Three and Nine Months Ended September 30, 2007
     Total revenues for the three and nine months ended September 30, 2008 increased 55.1% and 47.0% to $22.2 million and $61.9 million as compared to $14.3 million and $42.1 million for the comparable periods of 2007. Significant increases in revenue, cost of revenues and expenses are attributable to the acquisition of Alogent on January 17, 2008. Other significant fluctuations are discussed below.
     Financial Institution Services. Financial institution services increased 69.2% and 61.9% to $19.6 million and $53.8 million for the three and nine month periods ended September 30, 2008 compared to $11.6 million and $33.2 million for the comparable periods ended September 30, 2007. The increases of $8.0 million and $20.6 million for the three and nine month periods ended September 30, 2008 were primarily due to an increase in payment solutions revenue, which included the impact of the Alogent acquisition in the first quarter of 2008. These increases were offset by a decline in accounts receivable financing activities to $5.3 million and $16.2 million for the three and nine month periods ended September 30, 2008 primarily due to a decrease in Business Manager licenses, as compared to $6.2 million and $19.1 million for the comparable periods ended September 30, 2007. Additionally, data management and marketing solutions increased $0.2 million and $1.7 million for the three and nine month periods ended September 30, 2008 due to increased data conversion services. These increases are net of a decline in marketing services of $0.1 million and $0.4 million for the three and nine month periods ended September 30, 2008. As a percentage of total revenues, financial institution services revenues accounted for 87.9% and 86.9% for the three and nine months ended September 30, 2008 compared to 80.6% and 78.9% for each of the comparable periods ended September 30, 2007.
     Retail Inventory Management Services. Retail inventory management services revenues decreased 6.1% and 4.8% to $1.9 million and $5.9 million for the three and nine month period ended September 30, 2008 compared to $2.0 million and $6.2 million for the three and nine month periods ended September 30, 2007. The decrease is primarily attributable to a decline in consulting services. As a percentage of total revenues, retail inventory management services accounted for 8.6% and 9.5% for the three and nine month periods ended September 30, 2008 as compared to 14.2% and 14.6% for the comparable periods of 2007.
     Other Products and Services. Revenues from other products and services increased 4.9% and decreased 17.6% to $0.8 million and $2.3 million for the three and nine month periods ended September 30, 2008, respectively as compared to $0.7 million and $2.7 million for the comparable periods of 2007. These changes occurred due to a decline in our hardware sales offset by customer reimbursements. Other products and services include the sale of equipment associated with our remote capture and ACH products and hardware for our report management, merchant and branch capture, and imaging software products. Hardware sales associated with our Remote Deposit services declined to $0.3 million and $1.1 million for the three and nine month periods ended September 30, 2008 as compared to $0.5 million and $2.0 million for the comparable periods in 2007 as a result of increased competition and pricing pressures. Hardware sales associated with our payment solutions increased to $0.1 million and $0.3 million for the three and nine month period ended September 30, 2008 as a result of the Alogent acquisition in the first quarter of 2008. Revenues from other products and services accounted for 3.5% and 3.6% of total revenues for the three and nine months ended September 30, 2008 compared to 5.2% and 6.5% for the comparable periods of 2007.
     Cost of Revenues — financial institution services. Cost of revenues for financial institution services increased 117.4% and 103.1% to $5.1 million and $13.0 million for the three and nine months ended September 30, 2008 compared to $2.3 million and $6.4 million for the comparable periods of 2007. The increase of $2.8 million and $6.6 million for the three and nine month periods ended September 30, 2008 was primarily due to an increase in payment solutions cost of revenues of $3.0 million and $7.0 million for the three and nine months periods ended September 30, 2008, which included the impact of the Alogent acquisition in the first quarter of 2008. These increases were offset by a decline in accounts receivable financing cost of revenues of $0.2 million and $0.6 million, respectively, for the three and nine month periods ended September 30, 2008 due to a decline in processing fees related to Business Manager. Additionally, the cost of revenues for data conversion services decreased $37,000 and increased $119,000 for the three and nine month periods ended September 30, 2008, respectively. The decrease for the three months ended September 30, 2008 is mainly due to a decrease in marketing solutions. The increase for the nine months ended September 30, 2008 is mainly due to the acquisition of DataTrade, which we acquired in May 2007 showing only five months of expense compared to nine months in 2008 offset by a decrease in marketing solutions. As a percentage of total revenues, cost of revenues for financial institution services increased to 22.8% and 21.1% for the three and nine months ended September 30, 2008 compared to 16.2% and 15.2% for the comparable periods of 2007.
     Cost of Revenues — retail inventory management services. Cost of revenues related to retail inventory management services increased 5.7% and 7.0% to $223,000 and $670,000 for the three and nine month periods ended September 30, 2008 compared to $211,000 and $626,000 for the comparable periods of 2007. The increase is primarily due to an increase in salaries and benefits expense related to our point-of-sale customer support department. As a percentage of total revenues, cost of revenues for retail inventory management services decreased to 1.0% and 1.1% for the three and nine months ended September 30, 2008 compared to 1.5% for the comparable periods of 2007.
     Cost of Revenues — other products and services. Cost of revenues related to other products and services increased 1.7% and decreased 22.9% to $0.5 million and $1.5 million for the three and nine month periods ended September 30, 2008 compared to $0.5 million and $2.0 million for the comparable periods of 2007. The decrease for the nine month period was primarily due to a decline in sales of web hosting hardware. As a percentage of total revenues, cost of revenues for other products and services decreased to 2.3% and 2.4% for the three and nine months ended September 30, 2008 compared to 3.6% and 4.7% for the comparable periods of 2007.
     General and Administrative. General and administrative expenses increased 17.1% and 19.5% to $6.2 million and $18.8 million for the three and nine month periods ended September 30, 2008 compared to $5.3 and $15.8 million for the comparable periods ended September 30, 2007. General and administrative expenses include legal expenses, the cost of our executive, finance, human resources, information and support services, administrative functions and general operations. The increase is primarily attributable to the increased consulting services and salary expense related to the addition of employees acquired through the acquisition of Alogent and annual merit increases. Additionally, an increase of $0.4 million for the nine months ended September 30, 2008, was due to executive bonuses paid as a result of completing the successful acquisition of Alogent on January 17, 2008. As a percentage of total revenues, general and administrative expenses decreased to 27.8% and 30.4% for the three and nine months ended September 30, 2008 compared to 36.8% and 37.4% for the comparable periods of 2007.
     Selling and Marketing. Selling and marketing expenses increased 20.4% and 13.9% to $5.2 million and $15.6 million for the three and nine months ended September 30, 2008 compared to $4.3 million and $13.7 million for the comparable periods of 2007. Selling and marketing expenses include cost of wages and commissions paid to our sales force, travel costs of the sales force, recruiting for new sales and marketing personnel and marketing fees associated with direct and telemarketing programs. The increase was primarily due to an increased sales force for payment solutions. Additionally, the increase is attributable to an increase in BusinessManager ® commissions as a result of an additional incentive program to increase BusinessManager ® funding volumes. As a percentage of total revenues, selling and marketing expenses decreased to 23.2% and 25.1% for the three and nine months ended September 30, 2008 compared to 29.9% and 32.5% for the comparable periods of 2007.
     Research and Development. Research and development expenses increased to $1.5 million and $5.0 million for the three and nine months ended September 30, 2008 compared to $0.6 million and $1.6 million for the three and nine months ended September 30, 2007. Research and development expenses include the non-capitalizable direct costs associated with developing new versions of our software, as well as other software development projects that, in accordance with GAAP, we do not capitalize. The increase was primarily due to research and development activities for our ACH product offerings and payment processing service products. As a percentage of total revenues, research and development expenses were 6.7% and 8.1% for the three and nine months ended September 30, 2008 compared to 4.3% and 3.7% for the three and nine months ended September 30, 2007.

     Amortization. Amortization expense increased to $1.4 million and $4.0 million for the three and nine months ended September 30, 2008 compared to $0.6 million and $1.7 million for the three and nine months ended September 30, 2007. These expenses include the expense associated with amortizing intangible assets, including trademarks and software development costs, as well as identified intangibles recorded in connection with our acquisitions of CBS, DataTrade and Alogent. Of the increase, $0.7 million and $1.8 million for the three and nine month periods ended September 30, 2008 were due to the addition of intangible assets acquired as part of the Alogent acquisition. As a percentage of total revenues, amortization expense increased to 6.4% and 6.5% for the three and nine months ended September 30, 2008 as compared to 4.0% and 4.1% for the three and nine months ended September 30, 2007.
     Other Operating Expense, Net. Other operating expense, net for the three and nine months ended September 30, 2008 totaled $123,000 and $163,000, respectively, compared to $13,000 and $27,000 for the comparable periods ended September 30, 2007. The increase is due to a foreign exchange transaction loss where we received payment in British pounds on a invoice billed in US dollars.
     Operating Income (Loss). As a result of the above factors, we generated operating income of $2.0 million and $3.1 million for the three and nine months ended September 30, 2008 as compared to operating income of $0.5 million and $0.3 million for the three and nine months ended September 30, 2007. As a percentage of total revenue, operating income was 9.2% and 5.0% for the three and nine months ended September 30, 2008 as compared to operating income of 3.6% and 0.8% for the three and nine months ended September 30, 2007, respectively.
     Interest Expense, Net. Interest expense, net, increased to $0.7 million and $2.1 million for the three and nine months ended September 30, 2008 as compared to $0.3 million and $0.6 million for the three and nine months ended September 30, 2007. The increase is primarily due to an increase in average debt outstanding in the first nine months of 2008 as compared to the same period of 2007. Our average debt outstanding for the first nine months of 2008 was approximately $49.0 million compared to approximately $7.2 million for the first nine months of 2007 due to the borrowings to fund the Alogent acquisition in January 2008 and to fund operating cash flows. Additionally, we recorded a $3,000 unrealized gain for the three month period ended September 30, 2008, as a decrease to interest expense, which was related to the interest rate swap.
     Income Tax Provision (Benefit). We had income tax expense of approximately $603,000 and $443,000 for the three and nine months ended September 30, 2008 compared to expense of $181,000 and benefit of $82,000 for the three and nine months ended September 30, 2007. We expect our effective tax rate to be approximately 45.6% in 2008 as compared to 184.0% in 2007 due to permanent tax item differences, including those for stock option incentive compensation, an accrual for uncertain tax positions, valuation allowance and other non-deductible expenses.
     As of January 1, 2008 we had a net deferred tax asset of $3,452,000. As a result of the acquisition of Alogent Corporation, we recorded a deferred tax liability of $4,366,000. As a result of the acquisition and normal operations for the three and nine months ended September 30, 2008, we had a current deferred tax asset of $1,571,000 and a non-current deferred tax liability of $2,363,000 as of September 30, 2008.
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
          Goodwill
     Management performs a goodwill impairment test as of December 31 each year and when circumstances may indicate a possible impairment has occurred. As a result of our market capitalization at September 30, 2008, management performed a fair value calculation of its reporting units in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. The company’s analysis included a determination of the estimated fair value of our two reporting units based on both the income (which is a discounted cash flow technique) and market (which is a market multiple technique) approaches, which we consider to be the best available approaches to estimate the fair value of our reporting units. The results of testing indicated no impairment exists as of September 30, 2008.
     The results of our calculation highlighted that the total estimated fair value exceeded the market capitalization as of September 30, 2008. Management believes the primary reason for this difference is a result of increasing market pressure on large financial institutional investors to reallocate investment portfolios and the general downturn in the equity markets resulting in part from the recent credit crisis, which is particularly impacting financial institutions that are our target customer base.
     Please refer to our Annual Report on Form 10-K for the year-ended December 31, 2007 for a complete discussion of our critical accounting policies.

Liquidity and Capital Resources
     The following table sets forth the elements of our cash flow statements for the following periods:

	Nine Months Ended September 30,
	(in thousands)
	2008	2007
Net cash provided by operating activities	$11,743	$47
Net cash used in investing activities	(39,681)	(11,832)
Net cash provided by financing activities	29,080	5,750
          Cash from Operating Activities
     Cash provided by operations for the nine months ended September 30, 2008 totaling $11.7 million was primarily attributable to our operating results plus non-cash depreciation and amortization expense of $6.0 million, $2.3 million in restricted cash and customer deposits, $1.2 million in accounts receivable — trade, $1.4 million for accrued liabilities, acquired in process research and development charge of $0.4 million, stock compensation expense of $0.7 million, accounts payable of $0.5 million, and the loss on write-down or disposal of fixed assets of $0.2 million, offset by the increase in deferred revenue of $1.4 million, amortization of lease income and initial direct costs of $0.4 million and inventory of $0.1 million.
          Cash from Investing Activities
     Cash used in investing activities for the nine months ended September 30, 2008 totaled $40.0 million, which consisted primarily of the Alogent business acquisition of $33.0 million (net of cash acquired), payment to DataTrade shareholders of $2.2 million and purchases of property and equipment and expenditures for software development costs totaling $4.5 million. These expenditures primarily related to the purchase of computer equipment, computer software and software development activities. For the first nine months of 2007, total cash used in investing activities was $11.8 million consisting primarily of business acquisitions, lease receivable collections, purchases of fixed assets and capitalization of software development costs.
          Cash from Financing Activities
     Cash from financing activities primarily relates to borrowings from our credit facility and of non-recourse lease financing notes payable. During the first nine months of 2008, net cash provided by financing activities was attributable primarily to net borrowings of $29.0 million from our amended and restated syndicated credit facility with Bank of America, $1.9 million in proceeds from non-recourse lease notes payable, offset by $1.4 million on repayments of non-recourse lease notes payable and repayments on capital lease obligations of $0.4 million. For the first nine months of 2007, cash provided by financing activities totaled $5.8 million, and was attributable primarily to new borrowings of $7.5 million from our amended and restated syndicated credit facility, and $0.9 million of proceeds on non-recourse lease notes payable offset by $2.2 million in repayments on non-recourse lease notes payable.
          Analysis of Changes in Working Capital
     As of September 30, 2008, we had working capital deficit of approximately $1.5 million compared to working capital of approximately $3.0 million as of December 31, 2007. The change in working capital resulted primarily from a decrease in cash and cash equivalents and restricted cash of $2.2 million, an increase in accounts receivable of $5.4 million, an increase in deferred tax asset of $0.1 million, an increase in prepaid and other current assets of $0.5 million, an increase in accounts payable of $1.0 million, an increase in accrued liabilities of $3.4 million, an increase in deferred revenue of $5.0 million and a decrease in customer deposits of $1.1 million. The increases were primarily the result of completing the acquisition of Alogent in January 2008.
     We believe that the existing, non-restricted cash, future operating cash flows and availability from our amended and restated syndicated credit facility will be sufficient to meet our working capital, debt service and capital expenditure requirements for the next twelve months. Furthermore, we expect to be in compliance with the financial covenants of our syndicated credit facility throughout 2008. There can be no assurance that we will have sufficient cash flows to meet our obligations or that we will remain in compliance with the covenants. Non-compliance with these covenants could have a material adverse effect on our operating and financial results.
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
          Credit Agreement
     We are party to a second amended and restated credit agreement with Bank of America, N.A., Wachovia Bank, N.A., and The People’s Bank of Winder, dated November 30, 2006, which amended and restated in its entirety the amended and restated credit agreement originally dated January 19, 2004, as amended and restated on January 23, 2006 and as further amended on February 17, 2006, April 5, 2006, May 3, 2006, August 31, 2006, September 15, 2006, and January 17, 2008.

The material covenants under the syndicated credit facility are as follows:
•	the revolving loan commitment is $45.0 million;

•	the limit on annual capital expenditures is $7.0 million;

•	two additional applicable interest rates were added to the pricing grid, with a minimum level of LIBOR plus 1.375%, and maximum level of LIBOR plus 3% (or base rate plus 0.50%), determined by the funded debt to EBITDA ratio (as defined); the rate used is at the option of the Company;

•	the funded debt to EBITDA ratio (as defined) is 4.2 with a graduated step-down through 2008 to 3.0 for 2009 and beyond;

•	a senior funded debt to EBITDA ratio (as defined) was added, beginning at 3.5 with a graduated step down to 3.0 for the fourth quarter of 2008 and beyond;

•	the Company is to maintain a fixed charge coverage ratio (as defined) of not less than 2:0 to 1:00; and

•	consent was given for the Alogent acquisition.
     We borrowed $32.0 million against the revolving loan commitment to fund the Alogent acquisition. The balance as of September 30, 2008 is $39.0 million. As of September 30, 2008, we were in compliance with all restrictive financial and non-financial covenants contained in the credit facility. The maturity date on the credit facility is November 30, 2009.
     On January 30, 2008, we entered into an interest rate swap (the “Swap”) with Bank of America in the notional amount of $20.0 million. The Swap expires on November 30, 2009. Under the Swap, we and Bank of America have agreed to exchange interest payments on the notional amount. We have agreed to pay a fixed interest rate of 2.95%, and Bank of America has agreed to pay a floating interest rate equal to the one-month LIBOR rate. We entered into the Swap in order to mitigate risk associated with the floating interest rate paid by us under the credit facility.
Off-Balance Sheet Arrangements
     As of September 30, 2008 and as of the date of this report, we did not have any off-balance sheet arrangements as defined by Item 303(a)(4) of Regulation S-K.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
     We are subject to market risk from exposure to changes in interest rates based on our financing and cash management activities. The Company does not enter into derivatives or other financial instruments for trading or speculative purposes; however, in order to manage its exposure to interest rate risk, the Company entered into a derivative financial instrument. On January 30, 2008 the Company entered into an interest rate swap agreement for a notional amount of $20.0 million. The swap expires on November 30, 2009.
     Additionally, our exposure relates to our borrowings under our amended and restated syndicated credit facility, which accrues interest at LIBOR plus 1.375 basis points or the lender’s base rate (as defined), as we select. We are currently paying interest at an average rate of 5.2% per annum on the revolving credit line. As of September 30, 2008, $39.0 million was outstanding under this facility. Changes in interest rates that increase the interest rate on the credit facility would make it more costly to borrow under that facility and may impede our acquisition and growth strategies if we determine that the costs associated with borrowing funds are too high to implement those strategies. An increase or decrease of 1.0% in the interest rate on the syndicated credit facility would increase or decrease, respectively, our interest expense by approximately $390,000 per year based on our current amount outstanding.
Item 4. Controls and Procedures
          Evaluation of Disclosure Controls and Procedures
     We, with the participation of our principal executive and financial officers, have evaluated the effectiveness of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of September 30, 2008. Based on this evaluation, the principal executive and financial officers have determined that such disclosure controls and procedures are not effective to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. In making this determination, management considered the material weaknesses in our internal control over financial reporting that existed as of December 31, 2007.
          Changes in Internal Control over Financial Reporting
          There have been no significant changes in our internal control over financial reporting identified during the quarter ended September 30, 2008, except for the implementation of measures described below under “Remediation of Material Weaknesses.”
          Remediation of Material Weaknesses
We have implemented the following measures in an effort to remediate the material weaknesses in our tax and financial reporting functions due to a lack of sufficient accounting resources identified in our Annual Report on Form 10-K for the year ended December 31, 2007:
•	In December of 2007, we hired Dan Owens as Senior Vice President of Finance; Mr. Owens was named Chief Financial Officer during the third quarter of 2008; Mr. Owens will oversee our efforts to ensure the effectiveness of our financial reporting functions;

•	We have hired two additional senior accounting staff and an internal tax professional, and we retained the former Chief Financial Officer of Alogent as a vice-president of finance;

•	We are enhancing review procedures in our financial reporting and income tax accounting functions;

•	We are assessing our internal control structure and implementing new controls; and

•	We have completed a comprehensive evaluation of our organizational structure and are continuing to review our internal processes.
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
     Over recent months, the operating environment for financial institutions has become increasingly more challenging. In that time, several financial institutions in the United States have been placed into receivership by the FDIC while others have been forced into transactions with other institutions due to a lack of liquidity. While we have not been materially affected, if any of our material customers fail or if a significant number of our customers fail, our revenues and results of operations could be adversely affected. Both current and potential customers could delay spending on new technology and solutions, which could reduce our sales. The adverse environment for financial institutions also makes it more likely that some of our customers may be acquired by their competitor financial institutions either through voluntary transactions or through transactions brokered by the FDIC. If this were to happen, the acquiring institution could terminate the contract for our products and services in favor of their current provider’s products and services. If the difficulties currently experienced by financial institutions continue or become more pronounced, our business, financial condition and results of operations may be adversely affected.

Item 6. Exhibits
     The exhibits described in the following Index to Exhibits are filed as part of this quarterly report on Form 10-Q.

Exhibit
Number	Description of Exhibit
3.1	Amended and Restated Charter of the Company (incorporated by reference to Exhibit 3.1 of Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 33375013) filed with the SEC on May 3, 1999).

3.1.1	Charter Amendment dated August 9, 2001 (incorporated by reference to Exhibit 3.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).

3.1.2	Charter Amendment dated August 9, 2001 (incorporated by reference to Exhibit 3.4 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).

3.1.3	Charter Amendment dated January 16, 2004 (incorporated by reference to Exhibit B of the Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on December 29, 2003).

3.1.4	Charter Amendment dated January 23, 2006 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 26, 2006).

3.1.5	Charter Amendment dated January 24, 2006 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K with the SEC on January 26, 2006).

3.1.6	Charter Amendment dated May 4, 2006 and effective May 5, 2006 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on May 10, 2006).

3.1.7	Charter Amendment dated September 8, 2006 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on September 8, 2006).

3.2	Second Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 of Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-722;75013) filed with the SEC on May 3, 1999).

3.2.1	Bylaws Amendment dated January 20, 2004 (incorporated by reference to Exhibit 3.2.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).

3.2.2	Amendment to Second Amended and Restated Bylaws Dated November 7, 2007 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 8, 2007).

10.1	Amended and Restated Change in Control Severance Pay Agreement between Goldleaf Financial Solutions, Inc. and Dan Owens dated November 6, 2008

10.2	Change in Control Severance Pay Agreement between Goldleaf Financial Solutions, Inc. and Todd Shiver dated April 18, 2008

31.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 — Chief Executive Officer.

31.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 — Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 — Chief Executive Officer.

32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 — Chief Financial Officer.

Signatures
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Goldleaf Financial Solutions, Inc. (Registrant)
Date: November 10, 2008	By:	/s/ G. Lynn Boggs
G. Lynn Boggs
Chief Executive Officer

Date: November 10, 2008	By:	/s/ Dan Owens
Dan Owens
Chief Financial Officer