Form 10-K
period 2008-12-31
GOLDLEAF FINANCIAL SOLUTIONS INC.
filed 2009-03-31
CIK 1069469

Use these links to rapidly review the document

INDEX TO FINANCIAL STATEMENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

CHECK ONE:
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008,
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER 000-25959

GOLDLEAF FINANCIAL SOLUTIONS, INC.
(Exact name of Registrant as specified in its charter)

TENNESSEE (State or other jurisdiction of incorporation or organization)	62-1453841 (I. R. S. Employer Identification No.)
350 TECHNOLOGY BLVD.; SUITE 200 NORCROSS, GEORGIA (Address of principal executive offices)	30071 (Zip Code)

(678) 966-0844
(Registrant's telephone number, including area code)

         Securities registered pursuant to Section 12(b) of the Act:
 Common Stock, no par value—Nasdaq Global Market

         Securities registered pursuant to Section 12(g) of the Act:
 None

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         The aggregate market value of registrant's voting stock held by non-affiliates of the Registrant, computed by reference to the price at which the stock was sold, or average of the closing bid and asked prices, as of June 30, 2008 was approximately $41,404,573.

         On March 11, 2009, 19,188,238 shares of the Registrant's no par value Common Stock were outstanding.

         The following documents are incorporated by reference into Part III of the Form 10-K: the Registrants' definitive proxy materials for its 2009 annual meeting of shareholders.

         We maintain a website at www.goldleaf.com. On our website we provide links to copies of the annual, quarterly and current reports that we file with the Securities and Exchange Commission, any amendments to those reports, and all Company press releases free of charge. Copies of our code of ethics and the charters of our board committees also are available on our website.

PART I

        In this report, all references to "we", "us", "our", the "Company" and "Goldleaf" refers to Goldleaf Financial Solutions, Inc. a Tennessee corporation and its wholly-owned subsidiaries.

FORWARD LOOKING STATEMENTS

        This report contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements relate to future economic performance, plans and objectives of management for future operations and projections of revenues and other financial items that are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management. The words "expect," "estimate," "anticipate," "believe," and similar expressions are intended to identify forward-looking statements. We make forward-looking statements in Items 1 and 1A, 2 and 5, 7, 7A and 9A(T) of this report. Some of the forward-looking statements relate to our intent, belief or expectations regarding our strategies and plans for operations and growth. Other forward-looking statements relate to trends affecting our financial condition and results of operations and our anticipated capital needs and expenditures. These statements involve risks, uncertainties and assumptions, including industry and economic conditions, competition and other factors discussed in this and our other filings with the SEC. These forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and actual results may differ materially from those that are anticipated in the forward-looking statements. Other forward-looking statements relate to trends affecting our financial condition and results of operations and our anticipated capital needs and expenditures. See Part I, Item 1A, "Risk Factors" for a description of some of the important factors that may affect actual outcomes.

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

Item 1.    Business

General

        Goldleaf Financial Solutions, Inc. offers a strategic suite of integrated technology and payment processing solutions to financial institutions of all sizes. Goldleaf's products and services enable financial institutions to succeed in today's competitive market, solidify their trusted financial relationships, expand their presence, and improve profitability through the efficient use of technology. Goldleaf works with clients across six continents. In addition to the suite of solutions we offer to financial institutions, we also offer products and services to small businesses. As of December 31, 2008, we had approximately 3,500 financial institution relationships including 7 of the top 25 domestic banks as ranked by assets and 3 of the top 4 U.K. banks as ranked by assets. We are also ranked by a leading industry publication as the leader in end user deployment of remote deposit capture solutions.

        We generate revenue from the following three main sources:

  •
  Financial institution services, which include:

  •
  Payment solutions, and

  •
  Lending solutions

  •
  Retail inventory management services; and

  •
  Other products and services

        Prior to 2005, our business was primarily focused on providing lending solutions, such as accounts receivable financing solutions, and retail inventory management services. Since 2005, we have made a number of strategic acquisitions and sales designed to expand our payment solutions to meet the technology needs of our customers and expand into all four tiers of the financial institutions market. We define the four tiers as:

  •
  Tier I—financial institutions with assets greater than $50 billion;

  •
  Tier II—financial institutions with assets between $5 billion and $50 billion;

  •
  Tier III—financial institutions with assets between $1 billion and $5 billion; and

  •
  Tier IV—Community Banks and Credit Unions—less than $1 billion in assets.

        On December 9, 2005, we merged with Captiva Solutions, LLC, which added a management team, core processing, item, and image processing services to our product suite. In connection with the Captiva merger, Captiva's chief executive officer, Lynn Boggs, became our chief executive officer.

        On January 18, 2006, we acquired the assets of P.T.C. Banking Systems, Inc., adding full-featured teller automation systems to our product offering. On January 31, 2006, we acquired Goldleaf Technologies, Inc., adding automated clearing house, ACH origination and processing, remote check capture and deposit processing, and financial institution website design and hosting.

        On March 14, 2007, we acquired certain operating assets and liabilities from Community Banking Systems, Ltd., adding in-house item and image processing services, document imaging, and a payment exchange platform for correspondent financial institutions. On May 1, 2007, we acquired certain operating assets and liabilities of DataTrade, LLC, adding digital image conversion services, voice response banking systems, and a deposit automation platform.

        On January 17, 2008, we acquired Alogent Corporation, adding deposit automation and back-office item processing solutions for Tier I and Tier II financial institutions. On December 31, 2008 we sold all the assets comprising Goldleaf's core processing product, WinTELLER, and our outsourced processing center in Denver, Colorado in an effort to increase our focus on leveraging our strong position in the payments technology sector.

        Even though we have focused much of our efforts on our payment solutions, we expect that in 2009 we will continue to generate a substantial portion of our revenues from our accounts receivable financing solutions business. In the past few years, our revenue from our accounts receivable financing solutions business has declined. To grow our revenues, we intend to focus on offering new technology-based products and services to financial institutions, including our existing clients.

Our Industry

        We believe that a large number of financial institutions that have traditionally competed on personalized service are facing increasing challenges to improve their operating efficiencies. These challenges include continued competition with non-traditional competitors, the compression of margins on traditional products, and the convergence of financial products into a single institution. At the same time, the cost and complexity of delivering these products and services have increased as the widespread introduction of new technology has forced financial institutions to deliver their products and services through ATMs, telephones, wireless devices, and the Internet. Legislative changes have also accelerated the ability of financial institutions to offer wider ranges of products and services to their customers. In addition, financial institutions are required by law to evaluate the effectiveness of their information technology systems periodically. This obligation, together with ongoing technology upgrades and phase-outs, creates a frequent need for institutions to evaluate the replacement of their information technology systems. We believe that these competitive pressures are particularly acute for community financial institutions, which lack the substantial capital and specialized personnel to address their technology needs internally. Integration issues are the largest factor for larger financial institutions in utilizing technology to deliver products and services.

        According to technology research provided by industry analysts, capital and technology spending of Tier II and smaller banks may increase despite a recession. Our target financial institution clients range in size from de novo banks to Tier I institutions with more than $50 billion in assets. We estimate that there are more than 17,000 of these financial institutions, and with the acquisition of Alogent in January 2008, we now have the ability to serve the payment technology needs of financial institutions, regardless of size.

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

Our Products and Services

        We offer a suite of technology-based products and services specifically targeted to financial institutions. Utilizing Goldleaf to provide products and services on an outsourced basis allows financial institutions to offer a broad range of products and services to their retail, small business, and corporate customers. In addition, our management, sales, operational, and customer support personnel have significant industry experience, which enables us to better understand and meet the needs of financial institutions.

        In providing solutions to financial institutions that compete on service levels, customer service is a priority. Goldleaf is extremely focused on providing a level of service that exceeds client expectations. Our commitment to quality service is our differentiator in the marketplace.

Financial Institution Services:

  Payment Solutions:

          We offer a variety of payment technology solutions to financial institutions and processors which help in the acquisition, automation, and processing of payments and deposits. Our solutions provide benefits in the transition of a deposit into an electronic payment and the electronic processing of payments. These payment solutions consist primarily of software and services which are delivered on either an in-house or a hosted basis. Revenue is generated from the deployment and use of these various products through license fees, implementation services, software maintenance fees, hosting fees, and per transaction fees.

          Deposit Automation and Remote Deposit

            We provide payment solutions which automate the deposit process at financial institution branches, cash vaults, and ATMs. Our solutions convert customer paper deposits to electronic deposits at these locations, which reduce costs through truncation and automation, improving quality and customer service. We provide these solutions primarily on an in-house basis with the technology being deployed throughout the financial institution at any point of check presentment using a license, implementation services, and software maintenance revenue model.

            We offer remote deposit solutions that enable a financial institution's customers to make a check deposit from their own offices by converting the check payment directly into an electronic deposit. Benefits accrue to the business in convenience, reduced costs, cash position, and improved treasury operations. Additionally, benefits accrue to the financial institution in enhanced revenue, increased deposits, increased customer satisfaction, and reduced costs. A number of remote deposit solutions, including check and remittance, are sold either in-house or on a hosted basis in order to serve the different needs of various sized financial institutions. These financial institutions in turn deploy and sell these solutions to their business customers generating additional revenue for Goldleaf via additional license and transaction fees.

            Our Sierra Xchange and Xpedite solutions work together to provide cost effective imaging and remote deposit using a web-based application for businesses and consumers. Our Remote Deposit Express, or RDX and Merchant Capture solutions allow customers of financial institutions to make daily deposits online with a simple, inexpensive desktop scanner.

          ACH Origination and Processing

            We offer a comprehensive system for the acquisition and processing of ACH transactions. Our ACH solutions provide financial institutions the ability to offer business customers a web-based brandable tool for the acquisition of ACH transactions. Transactions can be manually created, imported from source data contained at the business, or captured from original documents, such as converted checks. We further provide financial institutions with the processing capacity to manage all facets of incoming and outgoing ACH files and of ACH processing, including risk tracking, fee calculations, rule compliance, and daily operations. While our solutions to acquire and process transactions can be used independently, many financial institutions use the two solutions together. Our ACH solutions serve the needs of various sized financial institutions and can be deployed using either a hosted or in-house model. Our financial institution clients in turn deploy and sell ACH solutions to their business customers, generating additional revenue for us via monthly and transaction fees.

          Item and Image Processing

            Increased technological development, regulatory changes, and changing banking practices have created a demand for faster, more efficient electronic handling of bank documents, including checks. The need to reduce labor, research time and the cost of postage has increased the demand for check imaging solutions. The 2004 passage of the Check Clearing for the 21st Century Act, also referred to as Check 21, has removed certain legal obstacles to electronic check clearing and has facilitated the use of check truncation and check imaging. Check imaging involves creating digital images through the use of a camera attached to a sorter. As each check passes through the sorter, the camera takes its picture. Images of insufficient checks, stop payments and large dollar checks are presented online to bank operations staff for review. Financial institutions employ check imaging as part of their efforts to reduce operating costs and provide enhanced banking services to their customers.

            We provide a turnkey solution for check imaging activities that provides our customers the ability to offer check imaging either on an in-house basis through a license of our proprietary software solution or on an outsourced basis through our data center without a large capital expenditure. Our systems deliver a suite of check imaging products, including front and back imaging on customer statements, clearing and settlement, reconciliation, and automated exception processing. This system allows bank employees and bank customers to retrieve imaged checks on personal computers to facilitate signature verification and improve research. We also have the capability to provide these services through service bureau operations.

            Our OnX solution allows correspondent banks to clear and settle checks and image cash letters for their respondents, passing along significant benefits that include check clearing at a reduced cost and improved availability of funds.

          Data Conversion Services

            We provide digital to digital conversion and migration services for check images, document images, data, and computer reports which we output to laser disk.

          Website Design and Hosting

            Almost all financial institutions seek to have a sophisticated and dynamic website. Our website design and hosting services for financial institutions provides everything a financial institution typically desires. We provide conceptual, functional, and useful web solutions. The process of designing each financial institution website is well-defined and highly efficient based on years of experience in designing and hosting websites. A financial institution using our services can select from a multitude of options for their website. We do not host any confidential financial institution data on our servers. We currently have designed over 680 financial institution websites across the United States.

  Lending Solutions:

          Accounts Receivable Financing

            We offer financing programs to financial institutions to develop lasting, positive, and profitable relationships with small to medium sized business customers through the financing of accounts receivable. The program offers insight into the small business's operation and credit controls while providing a favorable return to the financial institution. We have no credit risk exposure under this program. For those borrowers that do not meet the regulatory or credit criteria of the lender, we offer alternative sources of financing through the LendingNetwork™, a network of specialty lenders.

          Leasing

            We offer a turnkey equipment leasing program to our financial institutions clients and their small business customers. We have no credit risk exposure for these leases. Our leases fall into two categories: direct financing leases and operating leases. For those opportunities that may not fit a particular financial institution's criteria, we offer a funding alternative through a third-party broker relationship.

Retail Inventory Management Services

        We offer retail management solutions such as inventory merchandising and forecasting to specialty retail stores through our RMSA business. For many small retailers, their most critical success factor is inventory management. Purchasing the appropriate stock items and in the appropriate quantities enables the retailer to avoid over stocking and under stocking, both of which can adversely affect the retailer's cash flow and operations results.

        Large chain retailers, which generally have greater resources than local or regional retailers, usually can employ their own staff to perform inventory forecasting. RMSA's primary objective is to provide this type of support to local and regional retail businesses. We believe that between 30,000 and 90,000 retail businesses fit the profile of a RMSA client. RMSA's inventory planning software is unique in the industry as a result of its ability to provide retailers with a ten-month forecast of inventory needs based on a bottom up approach to planning. The bottom up approach looks at the performance of individual classifications of inventory in each store, as opposed to most inventory management services, which are top down systems. Top down systems base inventory needs on the overall company targets, as opposed to looking at individual store performance.

        We generate revenue from fees we charge primarily for providing inventory merchandising and forecasting information to retail stores and ancillary services related to these products.

Other Products and Services

        We generate revenues from hardware sales of scanner equipment and printers used with our financial institution services software. We also sell standard business forms used in our accounts receivable financing solutions and we generate revenue from statement rendering and mailing.

Our Strategy

        Our business strategy is to grow our revenue and earnings organically as well as through strategic acquisitions. The key components of our business strategy are to:

        Focus on Client Relationships.    We intend to continue providing financial institutions with a high degree of customer service, flexible, tailored, and configurable products and services, and a dedicated focus on their market and customer needs. We have hired and will continue to hire employees with strong relationships and experience in the financial institutions industry who can help us strengthen our client relationships and provide better customer care. In addition to our dedicated sales representatives and local sales consultants, our senior executives develop ongoing relationships with existing and prospective clients, and our dedicated customer service and technical support personnel work closely with our existing clients. To reinforce our focus on serving the needs of our financial institution clients, we promote and reward a corporate culture that is focused on exceptional customer service.

        Cross-Sell to Our Customer Base.    We seek to increase the products and services we provide to our clients. We now have approximately 3,500 financial institution relationships, which we believe gives us an attractive market for cross-selling opportunities. We intend to grow our revenues by cross-selling additional products and services to our clients that do not currently use our full range of products and services. In 2008, approximately 50% of all sales were to existing clients.

        Expand Our Client Base through Multiple Channels.    To build and expand distribution channels for our suite of products and services, we will focus on partnerships with strategic service providers in the industry. We also intend to leverage our relationships with banking organizations, such as state and national banking associations and correspondent institutions such as bankers' banks, corporate credit unions, and the correspondent area of Tier I and II financial institutions. Bankers' banks are local or regional business organizations that provide banking products and services to financial institutions that cannot efficiently offer them due to cost, location, lack of resources, or other circumstances. We now have relationships with three bankers' banks, and we intend to continue to develop and expand mutually beneficial relationships with other bankers' banks and other financial correspondent providers that will enhance our growth. We also intend to add sales and product specialists throughout our targeted markets and build name recognition through advertising and trade shows.

        Expand Our Presence in Tier II & Tier III Markets.    While Goldleaf serves financial institutions of all sizes, we believe there is an underserved group of financial institutions in Tiers II and III. These institutions have characteristics of Tier I as well as Tier IV institutions. We believe these characteristics produce unique needs in each of these institutions, thereby producing an opportunity for us to expand our presence in this market segment.

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

Employees

        At December 31, 2008, we had a total of 493 employees consisting of 146 sales and marketing personnel, 87 research and development personnel, 133 support and implementation professionals, and 127 general and administrative personnel. There are approximately 25 employees that will no longer be employed by Goldleaf in 2009 as a result of the sale of our core processing and WinTELLER business.

Sales and Marketing

        We seek to retain and expand our financial institution client base and to help our clients drive end user adoption rates for their customers. As of December 31, 2008, we had approximately 146 employees involved in direct sales, marketing, and business development activities. Our 146 employee sales team is composed of approximately 62 sales representatives and product specialists who sell our suite of products and services. Because they have the ability to sell or internally refer our full range of products and services, our sales representatives can capitalize on their relationships with financial institutions by cross-selling additional products and services to existing clients.

        We have approximately 36 business development managers who work closely with our community financial institution clients to sell our lending solutions to small businesses. These sales professionals use our database marketing tools to provide a detailed analysis of small businesses that are likely candidates for our products in the financial institution's prospective market area. We also sell and market our retail inventory management services through analysts located throughout the United States and Canada. As of December 31, 2008, we employed 40 such analysts.

        Our marketing efforts, which include 8 employees, consist of sponsorship and attendance at trade shows, email newsletters, print media advertisement placements, direct mail, telemarketing, and national and regional marketing campaigns. We also conduct and support various user group meetings, which enables us to keep in close contact with our clients and demonstrate new products and services to them. Our marketing efforts also include obtaining referrals and endorsements from our clients and various banking-related organizations including bankers' banks, and Independent Community Bankers Association.

        Our dedicated sales executives are responsible for sales activities focused on acquiring new clients. Our account executives nurture long-term relationships with our client base and cross-sell our complementary products and services. Our inside sales force markets specific complementary services to our existing clients, which increases end-user adoption among our financial institution clients. All sales force personnel have responsibility for a specific geographic territory, named prospects and clients, or strategic alliance. The sales support teams write business proposals and prepare responses to requests-for-proposal regarding our software and hardware solutions. All of our sales professionals receive performance-based commission compensation, some of which include base salaries.

        We continue to sell and support selected products and solutions in South America, Central America, the Caribbean and United Kingdom. The acquisition of Alogent resulted in a larger percentage of our revenue from international customers. Our international sales are approximately 8% of total revenues in 2008 as compared to less than 1% in 2007.

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

        In our payments service business, we compete with several national and regional companies in certain of our product offerings, including Jack Henry & Associates, Open Solutions, Harland Clarke, and Fidelity National Information Services. Many of our current and potential competitors have longer operating histories, greater name recognition, larger customer bases and substantially greater resources in finance, personnel, marketing, and technology. The principal competitive factors affecting the market for our services include price, quality and reliability of service, degree of product and service integration, ease of use of products, and service features. There has been significant consolidation among providers of information technology products and services to financial institutions, and we believe this consolidation will continue in the future.

        With regard to our accounts receivable financing product offering, the market for small business financial services continues to be intensely competitive, fragmented, and rapidly changing. We believe that we compete effectively as a result of our highly-trained and motivated sales force as well as the functionality of BusinessManager®. We face primary competition from companies offering products to financial institutions similar to BusinessManager®. Only a limited number of companies offer similar comprehensive solutions, including marketing on behalf of the client financial institution. We believe that we are the largest of such companies in terms of revenue, number of client financial institutions, and size of our dedicated sales force. We believe that other firms typically offer software, but not sales support, to the financial institutions. We compete with financial institutions that use their internal information technology departments to develop proprietary systems or purchase software from third parties to offer similar services to small businesses. We also compete with providers of traditional sources of financing to small businesses such as lines of credit, amortizing loans, and factoring.

        In our retail inventory management services we compete primarily with other consulting and planning firms in the retail inventory area. In addition, many larger retail firms have in-house forecasting and inventory management groups. We expect that competition could increase as new consulting and planning firms attempt to enter the retail forecasting market, or other retailers bring inventory planning in-house.

Intellectual Property and Other Proprietary Rights

        We regard intellectual property and related proprietary rights as important to our success. We rely on a combination of copyright, trademark and trade secret laws, confidentiality procedures, and contractual provisions to protect our proprietary technology. We also enter into confidentiality and proprietary rights agreements with our employees, consultants, and other third parties to try to control access to our proprietary information. In addition, we have a number of non-exclusive licenses from third parties that allow us to incorporate their software in our product offerings. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products, independently develop products similar to ours, or obtain and use information that we regard as proprietary.

        In addition to a portfolio of trade secrets and registered and unregistered copyrights and trademarks, we have filed a United States patent application and a related continuation-in-part covering an invention related to remote check deposits. The United States Patent and Trademark Office is examining the patent application and related continuation-in-part. Through our acquisition of Alogent, we acquired a patent portfolio and several pending applications, which we continue to pursue. Although we have not historically relied on patent protection, we expect to place greater reliance on patent protection in the future.

Government Regulation

        Our current and prospective financial institution clients operate in markets that are subject to substantial federal and state regulatory oversight and supervision. We are not required, however, to be licensed by the Office of the Comptroller of the Currency, the Board of Governors of the Federal Reserve System, the Office of Thrift Supervision, the FDIC, the National Credit Union Administration or any other federal or state agency that regulates or supervises depository institutions or other providers of financial services. Since we do provide products and services to regulated entities, we are subject to examination under the authority of the Bank Service Company Act and must comply with the Gramm-Leach-Bliley Act of 1999 and additional laws and regulations that apply to depository and financial institutions. These regulators have broad supervisory authority to require the correction of any deficiencies or other negative findings identified in any such examination.

        Financial institutions are required to comply with privacy regulations imposed under the Gramm-Leach-Bliley Act and applicable regulations under that Act. These regulations place restrictions on financial institutions' use of non-public personal information. All financial institutions must provide detailed privacy policies to their customers and offer them the opportunity to opt out of the sharing by the financial institutions of the customer's non-public personal information with non-affiliated parties. As a provider of services to financial institutions, we are required to comply with the privacy regulations and are bound by the same limitations on disclosure of the information received from our clients as apply to the financial institutions themselves.

Legal Proceedings

        We are from time to time a party to legal proceedings that arise in the normal course of business. We are not currently involved in any material litigation, the outcome of which would, in management's judgment based on information currently available, have a material adverse effect on our results of operations or financial condition, nor is management aware of any such litigation threatened against us.

Item 1A.    Risk Factors

        This section summarizes certain risks, among others, that shareholder and prospective investors should consider. Many of these risks are discussed in other sections of this report. If any of the following risks actually occurs, our business, financial condition or results of operations could be materially adversely affected. In such case, the trading price of our common stock could decline and you could lose all or part of your investment. These risks are not the only ones we face. Additional risks of which we are presently unaware or that we currently consider immaterial may also impair our business operations and hinder our financial performance.

Risks Related to Our Business

Current economic conditions, including the current market and economic downturns, could negatively affect demand for our products and services.

        General market and economic conditions affect the financial institutions that use our products and services. As a result, unfavorable economic conditions, such as losses by financial institutions from sub-prime mortgages, the resulting negative conditions in the credit markets and the global economic downturn, could negatively affect our sales to new clients, as well as upgrades or complementary sales to existing clients. In addition, the effects of the current economic conditions on financial institutions could result in a decrease in usage of our products and services by our financial institution clients and their customers. This could have a material adverse effect on our business, financial condition and results of operations

Acquisitions could result in integration difficulties, unexpected expenses, diversion of management's attention and other negative consequences.

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

  •
  our management's attention may be diverted from other business concerns;

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

  •
  the inability to maintain the client and strategic partner relationships of an acquired business; and

  •
  the costs necessary to improve or replace the operating systems, products, and services of acquired businesses, which may exceed our expectations.

        We may be unable to integrate our acquisitions with our operations on schedule or at all. We cannot assure you that we will not incur significant accounting charges or other expenses in connection with any of our acquisitions or that our acquisitions will result in cost savings or sufficient revenues or earnings to justify our investment in, or our expenses related to, these acquisitions. Additionally, we test the goodwill that is created by acquisitions at least annually, and record impairment charges if the value of an acquisition has declined. For instance, in the fourth quarter of 2008, we recorded $38.1 million of impairment to the goodwill that was created by several of our past acquisitions. Additionally, we may acquire companies that have significant deficiencies or material weaknesses in their internal control over financial reporting, which may cause us to fail to meet our reporting obligations, cause our financial statements to contain material misstatements, and harm our business and operating results.

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

        For the fiscal year ended December 31, 2008, we derived approximately 22.1% of our consolidated revenues from participation fees, license fees, insurance brokerage fees, and maintenance fees from BusinessManager®, our accounts receivable financing solution, and approximately 9.4% of our consolidated revenues from fees generated by RMSA, our retail inventory management services product. We expect to continue to generate a substantial portion of our revenues from BusinessManager® and RMSA during 2009. In recent years, our revenues from BusinessManager® declined from year-to-year. If our annual revenues from BusinessManager® continue to decline or begin to decline more rapidly, we may not be able to generate sufficient revenues from our other products or services to offset that decline, which would materially and adversely affect our overall business.

Because our business involves the electronic storage and transmission of data, security breaches and computer viruses could expose us to litigation and adversely affect our reputation and revenue.

        Our online transaction processing systems electronically store and transmit sensitive business information of our clients. The difficulty of securely storing confidential information electronically has been a significant issue in conducting electronic transactions. We may be required to spend significant capital and other resources to protect against the threat of security breaches and computer viruses, or to alleviate problems caused by security breaches or viruses. To the extent that our activities or the activities of our clients involve the storage and transmission of confidential information, security breaches and viruses could expose us to claims, litigation, and other possible liabilities. Any inability to prevent security breaches or computer viruses could also result in interruptions of service to our clients, which could cause existing clients to lose confidence in our systems and could inhibit our ability to attract new clients.

The failure to execute our growth plans may affect our ability to remain a publicly-traded company.

        We intend to grow organically and through acquisitions and strategic alliances. These growth plans will require a substantial expenditure of time, money, and other valuable resources. Not only does this take resources away from our current business, but we face the risk that our strategy will not ultimately be successful. In that event, the continued costs associated with being a public company may outweigh the anticipated organic growth of our current business, which could result in our common stock being delisted from the Nasdaq Global Market or our company engaging in a going private transaction.

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

        We may not be able to maintain our financial performance as we implement our business plan especially in light of the current market and economic conditions. Any failure to achieve and maintain profitability could negatively affect the market price of our common stock. If our revenues decline or grow slower than we anticipate, or if our operating expenses exceed our expectations and cannot be adjusted accordingly, our business operations and financial results will suffer. We anticipate that we will incur significant product development, administrative, and sales and marketing expenses. In light of these expenses, any failure to increase revenues significantly may also harm our ability to achieve and maintain profitability.

If we are unable to manage our growth, our business and results of operations could be adversely affected.

        Any new sustained growth will place a significant strain on our management systems and operational resources. We anticipate that new sustained growth, if any, will require us to recruit, hire, and retain new managerial, finance, sales, marketing, and support personnel. We cannot be certain that we will be successful in recruiting, hiring, or retaining those personnel. Our ability to compete effectively and to manage our future growth, if any, will depend on our ability to maintain and improve operational, financial, and management information systems on a timely basis and to expand, train, motivate and manage our work force. If we begin to grow, we cannot be certain that our personnel, systems, procedures and controls will be adequate to support our operations.

Because we have a long sales and implementation cycle for some of our solutions, we face the risk of not closing sales after expending significant resources, which could materially and adversely affect our business, financial condition, and results of operations.

        We must expend substantial time, effort, and money educating potential clients about the value of some of our solutions, particularly our enterprise payment products and services. We may expend significant funds and management resources during the sales cycle and ultimately fail to generate any revenues. For our enterprise payment solutions, our sales cycle generally ranges between 12 to 24 months, and our implementation cycle generally ranges between 3 to 24 additional months. Many of our other products require similarly long sales and implementation cycles. Our sales cycle for all of our products and services is subject to significant risks and delays over which we have little or no control, including:

  •
  our clients' budgetary constraints;

  •
  the timing of our clients' budget cycles and approval processes;

  •
  our clients' willingness to replace their current vendors;

  •
  the success and continued support of our strategic marketing partners' sales efforts; and

  •
  the timing and expiration of our clients' current license agreements or outsourcing agreements for similar services.

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

        One element of our growth strategy is to evaluate and pursue strategic alliances that are complementary to our business. However, we may not be able to identify or negotiate strategic alliances on acceptable terms. If we are not able to establish and maintain strategic alliances, we may not be able to fully implement our growth strategy. In addition, pursuing and implementing strategic alliances may cause a significant strain on our management, operational, and financial resources that could have a material adverse effect on our results of operations.

We may be unable to market our products and services successfully to new client financial institutions or to retain current client financial institutions. If we are unable to do so, our business may be materially and adversely affected.

        Our success depends to a large degree on our ability to persuade prospective client financial institutions to use our products. Failure to maintain market acceptance, retain clients, or successfully expand the products and services we offer could adversely affect our business, operating results, and financial condition. We have spent, and will continue to spend, considerable resources educating potential clients about our products and services. Even with these educational efforts, however, we may be unable to grow or maintain market acceptance of our products and services or retain our clients. In addition, as we continue to offer new products and expand our services, existing and potential client financial institutions or their small business customers may be unwilling to accept the new products or services.

We may be unable to compete in our markets, which could cause us not to achieve our growth plans and materially and adversely affect our financial performance.

        The market for financial institutions and small business financial services is highly competitive. We face primary competition from a number of companies that offer to financial institutions products and services that are similar to ours. Many of these other providers are much larger and more established than we are, have significantly greater resources, generate more revenues, and have greater name recognition. In addition, we also experience competition from new entrants in our markets and, as we expand our service offerings and target new markets, from companies with whom we have not previously competed. Increased competition may result in price reductions, lower profit margins, and loss of our market share, any of which could have a material adverse effect on our business, operating results, and financial condition. Both our traditional and new competitors may develop products and services comparable or superior to those that we have developed or adapt more quickly to new technologies, evolving industry trends or changing small business requirements.

We may be unable to protect our proprietary technology adequately, which may have a material adverse effect on our revenue, our prospects for future growth, and our overall business.

        Our success depends largely upon our ability to protect our current and future proprietary technology through a combination of copyright, trademark, trade secret and unfair competition laws. Although we assess the advisability of patenting any technological development and we acquired a portfolio of patents through our acquisition of Alogent, we have historically relied on copyright and trade secret law, as well as employee and third-party non-disclosure agreements, to protect our intellectual property rights. The protection afforded by these means may not be as complete as patent protection. We cannot be certain that we have taken adequate steps to deter misappropriation or independent development of our technology by others. If we fail to protect our proprietary technology, it could have a material adverse effect on our business, operating results, and financial condition.

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

  •
  cause us to cease making, licensing, or using products that incorporate the challenged intellectual property;

  •
  require us to redesign our products, if feasible;

  •
  divert our management's attention and resources; and

  •
  require us to enter into royalty or licensing agreements to obtain the right to use necessary technologies.

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

        Failure of our network infrastructure and equipment, as well as the occurrence of significant human error, a natural disaster, or other unanticipated problems could halt our services, damage network equipment, and result in substantial expense to repair or replace damaged equipment. In addition, the failure of our telecommunication providers to supply necessary services to us could also interrupt our business, particularly the application hosting and transaction processing services we offer to our client financial institutions via secure Internet connections. Interruption in our processing or communications services could delay transfers of our clients' data, or damage or destroy the data. The inability to supply these services to our clients could negatively affect our business, reputation, operating results, and financial condition. Any of these occurrences could result in litigation or loss of clients and could also harm our reputation.

We rely on the technological infrastructure of our client financial institutions and their individual customers, and any failure of that infrastructure or a failure to protect that infrastructure from third party attacks could have a material adverse effect on our revenue and our business.

        The success of the products and services we offer depends, to some extent, on the technological infrastructure and equipment of our client financial institutions and their small business customers. We provide application hosting and transaction processing services to our clients that require some level of integration with the client's technological infrastructure. Proper technical integration with our clients is critical to our being able to provide our services. A failure of a client's infrastructure for any reason could negatively affect our business, financial condition, and results. Additionally, many of our transaction processing services rely on the technology infrastructure of the small business customers of our client financial institutions. We both encourage these users to use appropriate firewalls and anti-virus software and offer security and authentication features designed to validate the identity of the authorized small business user. Nevertheless, many of these small business customers do not maintain adequate security on their systems and decline to use our security and authentication features. These failures increase the risk that a small business customer's user account may be compromised, which in turn may allow third parties to initiate fraudulent transactions. While these transactions involve no compromise of our systems and we are not exposed to any losses from the fraud, our financial institution customers may view our products as carrying more risk. If these types of attacks on small business users increase in frequency and if we cannot convince our financial institution clients to require their small business users to implement stronger security measures, our business, reputation, operating results, and financial condition could be adversely affected.

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

Our business significantly depends on a productive sales force. If we experience a significant increase in our management or employee turnover, we may not be able to achieve our sales plans or maintain our current level of sales.

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

We could be sued for contract or product liability claims that exceed our available insurance coverage, which could have a material adverse effect on our business, financial condition, and results of operations.

        Failures in the products and services we provide could result in an increase in service and warranty costs or a claim for substantial damages against us. We can give no assurances that the limitations of liability in our contracts would be enforceable or would otherwise protect us from liability for damages. We maintain general liability insurance coverage, including coverage for errors and omissions in excess of the applicable deductible amount. We can give no assurances that this coverage will continue to be available on acceptable terms or that it will be available in sufficient amounts to cover one or more large claims, or that the insurer will not deny coverage as to any future claim. The successful assertion of one or more large claims against us that exceeds available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases, the imposition of large deductible or coinsurance requirements, could have a material adverse effect on our business, financial condition, and results of operations. Further, litigation could result in substantial cost to us, divert management's attention from our operations, and could seriously damage our reputation and negatively affect our ability to attract new business.

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

        Our agreements with our clients generally contain provisions designed to limit our exposure to potential product liability claims, such as disclaimers of warranties and limitations on liability for special, consequential, and incidental damages. These provisions may not be effective because of existing or future federal, state, or local laws or ordinances, or unfavorable judicial decisions. If our products and services fail to function properly, we could be subject to product liability claims, which could result in increased litigation expense, damage awards, and harm to our business reputation.

Technological changes may reduce the demand for our products and services or render them obsolete, which would reduce our revenue and income.

        The introduction of new technologies and financial products and services can render existing technology products and services obsolete. We expect other vendors to introduce new and enhanced products and services that will compete with our current products and services. To be successful, we must anticipate evolving industry trends, continue to apply advances in technology, enhance our existing products and services, and develop or acquire new products and services to meet the demands of our clients. We may not be successful in developing, acquiring, or marketing new or enhanced products or services that respond to technological change or evolving client needs. We may also incur substantial costs in developing and employing new technologies. If we fail to adapt to changes in technologies, we could lose clients and revenues, fail to attract new clients or otherwise fail to realize the benefits of costs we incur.

Examination of our business by regulatory agencies could cause us to incur significant expenses, and failure to remedy any identified deficiency would adversely affect our business.

        We are subject to federal and state examination under the authority of the Bank Service Company Act and must comply with the Gramm-Leach-Bliley Act and other laws and regulations that apply to depository and financial institutions. Bank regulators have broad supervisory authority to require the correction of any deficiencies or other negative findings identified in any such examination. Efforts to correct any deficiency or to otherwise comply with existing regulations could result in substantial costs and divert our management's attention and resources. The failure to adequately correct any deficiency or to comply with existing regulations could result in the imposition of monetary penalties or prevent us from offering one of our products or services to some of our clients and could have a substantial negative effect on our business and operations.

Governmental laws and regulations may adversely affect us by making it more costly and burdensome to conduct our business or operations.

        Federal, state, local or foreign authorities could adopt new laws, rules or regulations relating to the financial services industry and the protection of consumer personal information belonging to financial institutions that affect our business. Those laws and regulations may address issues such as end-user privacy, prevention of identity theft, pricing, content, characteristics, taxation, and quality of services and products. Adoption of these laws, rules or regulations could render our business or operations more costly and burdensome and could require us to modify our current or future products or services.

Risks Related to Our Industry

The operating environment for financial institutions has become increasingly difficult and, as we depend heavily on this industry, this may adversely affect our business and operations.

        Over recent months, the operating environment for financial institutions has become increasingly more challenging. In that time, several financial institutions in the United States have been placed into receivership by the FDIC while others have been forced into transactions with other institutions due to a lack of liquidity. If any of our material customers fail or if a significant number of our customers fail, our revenues and results of operations could be adversely affected. Additionally, current and potential customers could delay spending on new technology and solutions, which could reduce our sales. The difficult environment for financial institutions also makes it more likely that some of our customers may be acquired by their competitor financial institutions either through voluntary transactions or through transactions brokered by the FDIC. If this were to happen, the acquiring institution could terminate the contract for our products and services in favor of their current provider's products and services. If the difficulties currently experienced by financial institutions continue or become more pronounced, our business, financial condition, and results of operations may be adversely affected.

We depend heavily on a single industry and any downturn in that industry would materially and adversely affect our business and operations.

        We sell our financial institution products and services almost exclusively to financial institutions. As a result, any events that adversely affect the industry, such as the current global economic downturn or new or expanded financial institution regulations, could adversely affect us and our operations. A downturn in this industry would have a substantial negative effect on our business and operations.

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

        Our financial institution clients are subject to the supervision of several federal, state and local government regulatory agencies, and we must continually ensure that our products and services work within the extensive and evolving regulatory requirements applicable to our financial institution clients. Regulation of financial institutions, especially with respect to accounts receivable services such as BusinessManager®, can indirectly affect our business. While the use of our products by financial institutions is either not subject to, or is currently in compliance with, banking regulations, a change in regulations or the creation of new regulations on financial institutions, including modifying a financial institution's ability to offer products and services similar to ours, could prevent or lessen the use of our products and services by financial institutions, which would have a substantial negative effect on our business and operations.

Risks of Owning Our Common Stock

Our stock price is volatile and any investment in our common stock could suffer a decline in value.

        The market price of our common stock has been subject to significant fluctuations and may continue to be volatile in response to:

  •
  actual or anticipated variations in quarterly revenues, operating results, and profitability;

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

  •
  announcements by us or our competitors of technological innovations, new services, service enhancements, significant contracts, acquisitions, commercial relationships, strategic partnerships, divestitures, technological innovations, new services, or service enhancements;

  •
  announcements of investigations or regulatory scrutiny of our operations or lawsuits filed against us;

  •
  the passage of legislation or other regulatory developments that adversely affect us, our clients, or our industry;

  •
  additions or departures of key personnel; and

  •
  general economic conditions.

        We believe that period-to-period comparisons of our results of operations are not necessarily meaningful. We can provide no assurance that future revenues and results of operations will not vary substantially. In the past, securities class action litigation has often been instituted against companies following periods of volatility in their stock price. This type of litigation could result in substantial costs and divert our management's attention and resources.

The failure to raise the market price of our common stock may affect our ability to remain a publicly-traded company.

        The minimum bid price for our publicly traded common stock has remained below $1.00 for a significant period of time during late 2008 and early 2009. While Nasdaq has temporarily suspended its minimum bid requirement due to the global economic downturn and the unprecedented liquidity crisis, if the minimum bid requirement is reinstated and we fail to meet it, or any other listing requirement of the Nasdaq Global Market, our common stock may be delisted from the Nasdaq Global Market, which would negatively affect the value of our common stock.

If we are required to restate or reissue our financial statements, the price of our stock may decline significantly.

        We believe that we have prepared our financial statements in accordance with U.S. generally accepted accounting principles and the SEC's regulations. We base these financial statements on our interpretation of those regulations, our use of estimates and assumptions and our internal controls. We may make faulty judgments, errors, and mistakes regarding these matters. As a result of the complexity of these matters and our rate of growth, our financial statements may contain or may in the future contain mistakes or errors. If we are required to restate our financial statements, it is highly likely that the price of our stock will decline significantly. Further, any exchange on which our stock may then be traded may suspend trading of our stock, in which case it is highly likely that the market price of our stock will fall significantly when trading resumes.

If we fail to maintain adequate internal controls over financial reporting, then our business and operating results could be harmed.

        Internal controls over financial reporting are processes designed to provide reasonable assurances regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP. In prior years, we have disclosed material weaknesses in our internal controls over financial reporting. While we believe we have remediated the identified weaknesses, a failure to maintain effective internal controls over financial reporting in the future could cause us to fail to meet our reporting obligations, cause our financial statements to contain material misstatements, and harm our business and operating results. Even if we do not experience additional material weaknesses, our internal controls may not prevent all potential errors, because any control system, regardless of its design, can provide only reasonable, and not absolute, assurance that the objectives of the control system will be achieved.

Complying with Section 404 of the Sarbanes-Oxley Act of 2002 may strain our resources and distract management.

        We have complied with Section 404 beginning with our annual report on Form 10-K for our 2008 fiscal year. We have incurred material costs and spent significant management time to comply with Section 404. As a result, management's attention has been diverted from other business concerns, which could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

In complying with Section 404 of the Sarbanes-Oxley Act of 2002, we may detect material weaknesses in our internal controls.

        Our annual report on Form 10-K for the year ended December 31, 2007 contained, among other matters, an assessment of the effectiveness of our internal control over financial reporting as of the end of our 2007 fiscal year, including a statement that our internal controls over financial reporting were not effective. While we believe we have remediated the weaknesses identified in our internal controls over financial reporting, in the course of our future evaluation and testing of internal controls, we may identify other areas for improvement in the documentation, design, and effectiveness of our internal controls, and these areas of improvement may be material. Any disclosure of such a material weaknesses may result in a material decline in the trading price of our common stock.

We do not anticipate paying any dividends on our common stock in the foreseeable future.

        In the foreseeable future, we do not expect to declare or pay any cash or other dividends on our common stock. Our credit facility prohibits our paying cash dividends on our common stock, and we may enter into other borrowing arrangements or equity instruments in the future that restrict our ability to declare or pay cash dividends on our common stock.

We may not be able to use the tax benefit from our operating losses.

        As of December 31, 2008, we had available net operating losses, or NOLs, of approximately $64.9 million that will expire through 2028 if not used. We acquired approximately $37.2 million of these NOLs in connection with our 2001 merger with Towne Services and approximately $6.5 million in our acquisition of Alogent. Section 382 of the Internal Revenue Code limits the amount of NOLs available to us in any given year. This limitation permits us to realize only a small portion of the potential tax benefit of the NOLs each year. We estimate that approximately $6.6 million of the Towne Services NOLs are available for future use, which we recorded as a $2.5 million deferred tax asset at December 31, 2008. We may be unable to use all of these NOLs before they expire. As such, a valuation allowance has been recorded against all of the Company's federal and state NOL deferred tax assets as of December 31, 2008.

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

Item 2.    Properties.

        Our properties include the following:

  •
  Corporate Headquarters—Norcross, Georgia—approximately 36,000 sq. ft., houses executive management, finance, marketing, payments personnel, leasing and support employees; leased through October 2013,

  •
  Brentwood, Tennessee—approximately 54,600 sq. ft., houses human resources, finance, processing and customer care, support, insurance, web development, and technology; leased through March 2010,

  •
  Riverside, California—approximately 7,500 sq. ft., houses retail management services; leased through August 2013,

  •
  Springfield, Missouri—approximately 8,000 sq. ft., houses our data conversion, web and marketing employees; leased through May 2011,

  •
  Dallas, Texas—approximately 6,800 sq. ft., houses our item and image processing group leased through June 2011,

  •
  Hahira, Georgia—includes several buildings totaling 11,300 sq. ft.; houses payments operations, year to year leases, and

  •
  New York, New York—approximately 1,120 sq. ft., houses retail management services; leased through January 2014.

We also acquired two leased suites in Brentwood, Tennessee through our acquisition of Goldleaf Technologies, Inc. in 2006. These leased suites total approximately 10,590 sq. ft. and have been subleased through the end of their term in October 2010. We also have a location in Sarasota, Florida totaling approximately 3,100 sq. ft. through June of 2013. We are currently working with realtors to sublease this space as it was vacated in early 2009 due to the sale of our core processing and WinTELLER product line.

Item 3.    Legal Proceedings.

        We are not currently a party to, and none of our material properties is currently subject to, any material litigation. We currently have routine litigation pending that is incidental to our business.

Item 4.    Submission of Matters to a Vote of Security Holders.

        None.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        Our common stock is currently traded on The Nasdaq Global Market under the designation "GFSI". As of March 11, 2009, there were approximately 359 shareholders of record. The closing price on March 11, 2009 was $0.78. The following table sets forth representative bid quotations of the common stock for each quarter of 2008 and 2007 as provided by Nasdaq. The following bid quotations reflect interdealer prices without retail mark-ups, markdowns, or commissions, and may not necessarily represent actual transactions.

	Bid Quotations
For the year ended December 31, 2008	High	Low
First quarter	$2.75	$1.28
Second quarter	$2.23	$1.50
Third quarter	$2.18	$1.25
Fourth quarter	$1.52	$0.45

	Bid Quotations
For the year ended December 31, 2007	High	Low
First quarter	$6.92	$5.65
Second quarter	$6.75	$5.16
Third quarter	$5.51	$3.09
Fourth quarter	$3.22	$1.45

        Under the terms of our revolving line of credit described more fully elsewhere in this report, we are prohibited from declaring and paying cash dividends on our common shares.

Equity Compensation Plans

        We currently have stock options outstanding under seven separate stock option plans known as the Private Business, Inc. 2005 Long Term Equity Incentive Plan (the "2005 Plan"), the Private Business, Inc. 2004 Equity Incentive Plan (the "2004 Plan"), the Private Business, Inc. 1999 Amended and Restated Stock Option Plan (the "1999 Plan"), the Towne Services 1996 Stock Option Plan, the Towne Services, Inc. 1998 Stock Option Plan, the Towne Services, Inc. Director Stock Option Plan and the Towne Services Non-Qualified Stock Option Plan. We also have options outstanding under individual stock option grants that are not governed by the terms of a stock option plan but that were made pursuant to a single form of option grant (we refer to those grants as the "1994 Plan"). The Company ceased making additional grants related to Towne Services stock option plans and no future stock options will be granted under these plans. There are 7,252 stock options issued and outstanding under the Towne Services plans; 2,164,162 stock options issued and outstanding under the 2005 Plan; 83,600 stock options issued and outstanding under the 2004 Plan; 258,343 stock options issued and outstanding under the 1999 Plan; and 88,511 options issued and outstanding under the 1994 Plan.

        The following table provides information about our equity compensation plans in effect as of December 31, 2008, aggregated for two categories of plans, those approved by shareholders and those not approved by shareholders.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (c) (excluding securities reflected in column (a))
Equity compensation plans approved by shareholders	2,601,868	$5.20	64,595
Equity compensation plans not approved by shareholders	—	$—	—

Total equity compensation plans	2,601,868	$5.20	64,595

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following is a discussion and analysis of our financial condition and results of operations and should be read in conjunction with our consolidated financial statements and related notes, and with the information contained in "Selected Consolidated Financial Data," included elsewhere in this annual report. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could vary materially from those indicated, implied or suggested by these forward-looking statements as a result of many factors, including those discussed in "Risk Factors" and elsewhere in this annual report. For an overview of our business segments, including a description of products and services that we provide, see the section entitled "Business."

Recent Developments

        On February 18, 2009, we amended the Second Amended and Restated Credit Agreement dated November 30, 2006 (the "Credit Agreement") by and among Goldleaf, Bank of America, N.A., The Peoples Bank and Wachovia Bank, N.A., as previously amended January 17, 2008 and December 24, 2008 (the "Third Amendment"). The parties to the Third Amendment agreed to modify the definition of EBITDA for the purposes of the Credit Agreement so that the first sentence of the definition is deleted in its entirety and replaced by the following text:

    "EBITDA" means, with respect to any Person for any period, on a consolidated basis the sum of (a) net income available to common stockholders plus (b) to the extent deducted in arriving at net income, the sum of: (i) preferred stock dividends paid and preferred stock deemed distributions, (ii) income tax expense (less income tax benefit), (iii) interest expense, (iv) depreciation and amortization, (v) annual maintenance fees that will be required to be excluded from deferred revenue and the profit and loss statement in accordance with GAAP purchase accounting rules and (vi) any non-cash charges and expenses, including goodwill impairment charges, minus (c) to the extent included in arriving at net income, any (i) non-cash gains and (ii) gains as a result of payments in connection with the sale of the core data processing and teller system business disposed of by Borrower including, without limitation, earn out payments; provided, however, for calculation periods ending on or after December 31, 2008, to the extent otherwise included for such calculation period, EBITDA shall not include EBITDA from the core data processing and teller system business disposed of by Borrower.

        On December 31, 2008 we entered into an asset purchase agreement with Integrated Bank Technology ("IBT") to sell all the assets comprising of Goldleaf's core processing product, WinTELLER product and our outsourced processing center in Denver, Colorado in an effort to increase Goldleaf's focus on leveraging its strong position in the payments technology sector.

        On December 24, 2008 we amended our Credit Agreement to extend the maturity date to January 15, 2010.

        At year end, we evaluated goodwill according to Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). Goodwill is excess cost over the fair value of net assets from acquisitions. SFAS 142 requires that goodwill be evaluated for impairment each year and at any time when events or circumstances indicate that the asset might be impaired. As a result of our evaluation, we recognized noncash goodwill impairment losses of $36.5 million and $1.6 million in relation to our financial institution and retail management segments, respectively.

Overview and revenue generation

        We provide a strategic suite of integrated technology and payment processing solutions to financial institutions of all sizes. Goldleaf's products and services enable financial institutions to succeed in today's competitive market, solidify their trusted financial relationships, expand their presence, and improve profitability through the efficient use of technology.

        Prior to 2005, our business was primarily focused on providing lending solutions, such as accounts receivable financing solutions, and retail inventory management services. Since 2005, we have made a number of strategic acquisitions and sales designed to expand our payment solutions to meet the technology needs of our financial institution customers and expanding into all four tiers of the market. We define the four tiers as:

  •
  Tier I—financial institutions with assets greater than $50 billion;

  •
  Tier II—financial institutions with assets between $5 billion and $50 billion;

  •
  Tier III—financial institutions with assets between $1 billion and $5 billion; and

  •
  Community Banks and Credit Unions—less than $1 billion in assets.

        The acquisitions that have occurred since 2005 which mainly expand and focus our business on our payment solutions are as follows:

  •
  Captiva Solutions, LLC ("Captiva"), added core, item and image processing services;

  •
  P.T.C. Banking Systems, Inc. ("P.T.C."), added full-featured teller automation;

  •
  Goldleaf Technologies, Inc. ("GTI") added ACH origination and processing, remote check capture and deposit processing, and financial institution website design and hosting;

  •
  Community Banking Systems, Ltd. ("CBS"), added in-house item and image processing services, document imaging, and a payment exchange platform for correspondent financial institutions;

  •
  DataTrade, LLC ("DataTrade"), added digital image conversion services, voice response banking systems, and a deposit automation platform; and

  •
  Alogent Corporation ("Alogent"), added deposit automation and back-office item processing solutions for Tier I and Tier II financial institutions

        On December 31, 2008 we entered into an asset purchase agreement with Integrated Bank Technology ("IBT"), which eliminated our core processing, WinTELLER and out outsourced item processing center in Denver, Colorado.

        We generate revenue from the following three main sources:

  •
  Financial institution services, which include:

  •
  Payment solutions, and

  •
  Lending solutions.

  •
  Retail inventory management services; and

  •
  Other products and services.

Financial Institution Services:

  Payment Solutions:

          We offer a variety of payment technology solutions to financial institutions and processors which help in the acquisition, automation, and processing of payments and deposits. Our solutions provide benefits in the transition of a deposit into an electronic payment and the electronic processing of payments. These payment solutions consist primarily of software and services which are delivered on either an in-house or a hosted basis. Revenue is generated from the deployment and use of these various products through license fees, implementation services, software maintenance fees, hosting fees, and per transaction fees.

          Deposit Automation and Remote Deposit

            We provide payment solutions which automate the deposit process at financial institution branches, cash vaults, and ATMs. Our solutions convert customer paper deposits to electronic deposits at these locations, which reduce costs through truncation and automation improving quality and customer service. We provide these solutions primarily on an in-house basis with the technology being deployed throughout the financial institution at any point of check presentment using a license, implementation services, and software maintenance revenue model.

            We offer remote deposit solutions that enable a financial institution's customers to make a check deposit from their own offices by converting the check payment directly into an electronic deposit. Benefits accrue to the business in convenience, reduced costs, cash position, and improved treasury operations. Additionally, benefits accrue to the financial institution in enhanced revenue, increased deposits, increased customer satisfaction, and reduced costs. A number of remote deposit solutions, including check and remittance, are sold either in-house or on a hosted basis in order to serve the different needs of various sized financial institutions. These financial institutions in turn deploy and sell these solutions to their business customers generating additional revenue for Goldleaf via additional license and transaction fees.

          ACH Origination and Processing

            We offer a comprehensive system for the acquisition and processing of Automated Clearing House ("ACH") transactions. Our ACH solutions provide financial institutions the ability to offer business customers a web-based brandable tool for the acquisition of ACH transactions. Transactions can be manually created, imported from source data contained at the business, or captured from original documents, such as converted checks. We further provide financial institutions with the processing capacity to manage all facets of incoming and outgoing ACH files and of ACH processing, including risk tracking, fee calculations, rule compliance, and daily operations. While our solutions to acquire and process transactions can be used independently, many financial institutions use the two solutions together. Our ACH solutions serve the needs of various sized financial institutions and can be deployed using either a hosted or in-house model. Our ACH contracts are typically five year contracts. We generate revenue from our ACH solution sold to banks via licenses, monthly per transaction fees, monthly hosting fees and maintenance fees.

          Item and Image Processing

            Increased technological development, regulatory changes, and changing banking practices have created a demand for faster, more efficient electronic handling of bank documents, including checks. The need to reduce labor, research time, and the cost of postage has increased the demand for check imaging solutions. Check imaging involves creating digital images of paper checks. Images of insufficient checks, stop payments, and large dollar checks are presented online to bank operations staff for review. Financial institutions employ check imaging as part of their efforts to reduce operating costs and provide enhanced banking services to their customers. We generate revenue from license fees, implementation services, maintenance fees, and training.

            Additionally, we provide a turnkey solution for check imaging activities that provides our customers the ability to offer check imaging either on an in-house basis through the purchase of our proprietary software solution or on an outsourced basis through our data center without a large capital expenditure. Our systems deliver a suite of check imaging products, including front and back imaging on customer statements, clearing and settlement, reconciliation, and automated exception processing. This system allows bank employees and bank customers to retrieve imaged checks on personal computers to facilitate signature verification and improve research. We provide these services through our service bureau operations using third party software systems. We also have the capability to provide these services through service bureau operations. Item and image processing provided through a service bureau generates revenue through an initial fee and ongoing monthly per item fees.

          Data Conversion Services

            We provide digital to digital conversion and migration services for document images, check images, data and computer reports which we output to laser disk. We generate revenue by charging a fee per volume count of data to be converted.

          Website Design and Hosting

            Almost all financial institutions seek to have a sophisticated and dynamic website. Our website design and hosting services for financial institutions provides everything a financial institution typically desires. We do not host any confidential bank data on our servers. We generate revenue from professional fees associated with the design and implementation of each website, monthly hosting fees for sites we host in our data center, and for maintenance performed on those websites.

  Lending Solutions:

          Accounts Receivable Financing

            We offer financing programs to financial institutions to develop lasting, positive, and profitable relationships with small to medium sized business customers through the financing of accounts receivable. The program offers insight into the small business's operation and credit controls, while providing a favorable return to the financial institution. We have no credit risk exposure under this program. For those borrowers that do not meet the regulatory or credit criteria of the lender, we offer alternative sources of financing through the LendingNetwork™, a network of specialty lenders. We generate revenue from license fees. Additionally we generate revenue mainly from two types of participation fees. We charge a percentage of the accounts receivables financed upon initial financing of the financial institutions customer's accounts receivable. We also receive a participation fee of any ongoing financing of the accounts receivables.

          Leasing

            We offer a turnkey equipment leasing program to our financial institutions clients and their small business customers. We have no credit risk exposure for these leases. Our leases fall into two categories: direct financing leases and operating leases. For those opportunities that may not fit a particular financial institution's criteria, we offer a funding alternative through a third-party broker relationship. We have no credit risk for these leases. For direct financing leases, the investment in direct financing leases consists of the sum of the minimum lease payments due during the remaining term of the lease and unguaranteed residual value of the leased asset. We record the difference between the sum and the cost of the leased assets as unearned revenue which is recognized as revenue over the lease term. Operating leases are recognized as revenue at the time of invoicing.

Retail Inventory Management Services

        We offer retail management solutions such as inventory merchandising and forecasting to specialty retail stores. For many small retailers, their most critical success factor is inventory management.

        We generate revenue from fees we charge primarily for providing inventory merchandising and forecasting information to retail stores and ancillary services related to these products.

Other Products and Services

        We generate revenues from hardware sales of scanner equipment and printers used with our financial institution services software. We also sell standard business forms used in our BusinessManager® program for our lending solutions along with generating revenue from statement rendering and mailing.

Results of Operations

        The following table sets forth, for the periods indicated, the percentage relationship of the identified consolidated statement of operations items to total revenues.

	Year ended December 31,
	2008	2007
Revenues:
Financial institution services	85.0%	77.8%
Retail inventory management services	9.4	14.5
Other products and services	5.6	7.7

Total revenues	100.0	100.0

Cost of Revenues:
Financial institution services	21.4	15.4
Retail inventory management services	1.1	1.6
Other products and services	3.1	4.9

Gross profit	74.4	78.1

Operating Expenses:
General and administrative	29.6	36.8
Selling and marketing	25.3	30.8
Research and development	8.5	4.0
Impairment of goodwill	46.7	—
Amortization	5.9	4.2
Other operating expenses	2.0	0.1

Total operating expenses	118.00	75.9

Operating income	(43.6)	2.2
Interest expense, net	3.8	1.0

Income before income taxes	(47.4)	1.2

Income tax provision (benefit)	0.1	2.2
Net income (loss)	(47.5)%	(1.0)%

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

        Total revenues increased 44.0% to $81.6 million for the year ended December 31, 2008, compared to $56.7 million for the year ended December 31, 2007.

        Financial Institution Services Revenues—Financial institution service revenues increased $25.2 million, or 57.3%, to $69.3 million for the year ended December 31, 2008, compared to $44.1 million for the year ended December 31, 2007. The increase was primarily due to the acquisition of Alogent in January 2008, which added revenues to our payment solutions of approximately $26.0 million. We also experienced a $1.1 million increase in the revenues of our remote deposit solution as a result of an increase in the number of financial institutions we serve which resulted in increased transactional fees. The revenues of our imaging solution increased $0.7 million from 2007 to 2008 as a result of the acquisition of CBS. Additionally we had a $2.0 million increase in our data conversion revenues from 2007 to 2008 which is mainly a result of our acquisition of DataTrade and an increase in the needs of the market. We experienced a decline in our ACH solution revenues of $0.4 million in 2008 due to a decrease in the number of financial institutions we received maintenance revenue from and a decrease in license fees and training. Our marketing solution revenues also experienced a decline of $0.4 million mainly due to our discontinuation of certain offerings as we concentrate on customer needs. We have seen a year-over-year decrease in our accounts receivable financing solution and in 2008 we experienced a decline of $3.4 million in revenue. As a percentage of total revenues, financial institution service fees increased to 85.0% during 2008 compared to 77.8% in 2007.

        Retail Inventory Management Services—Retail inventory management services fees decreased 6.1% to $7.7 million in 2008 as compared to $8.2 million in 2007. The decrease is a result of customer delays and reduction in forecasting services. As a percentage of total revenues, retail inventory management services fees accounted for 9.4% during 2008 compared to 14.5% in 2007.

        Other Products and Services—Revenues from other products and services increased 3.7% to $4.6 million in 2008 compared to $4.4 million in 2007 which is mainly a result of increased scanner sales. As a percentage of total revenues, other products and services accounted for 5.6% during 2008 compared to 7.7% in 2007.

        Cost of Revenues—financial institution service fees—Cost of revenues related to financial institution service fees increased 100.4% to $17.4 million for the year ended December 31, 2008 compared to $8.7 million for the year ended December 31, 2007. Our cost of revenues mainly includes salaries, software development amortization, hosting fees, and third party royalty fees. The increase is primarily due to the acquisition of Alogent in January 2008, which added cost of revenues to our payment solutions of approximately $7.8 million. We also had increases totaling approximately $0.6 million related to our various products such as remote deposit and payments. As our revenues decreased for our accounts receivable financing we also experienced a decrease of approximately $0.7 million in the cost of revenues for our financing solution. As a percentage of total revenues, cost of revenues for financial institution service fees increased to 21.4% for the year ended December 31, 2008 compared to 15.4% for the year ended December 31, 2007 in relation to our increased revenues.

        Cost of Revenues—retail inventory management services—Cost of revenues related to retail inventory management services decreased 1.6% to $881,000 for the year ended December 31, 2008 compared to $896,000 for the year ended December 31, 2007. As a percentage of total revenues, cost of sales for retail inventory management services decreased to 1.1% for the year ended December 31, 2008 compared to 1.6% for the year ended December 31, 2007.

        Cost of Revenues—other products and services—Cost of revenues related to other products and services decreased 9.3% to $2.5 million for the year ended December 31, 2008 as compared to $2.8 million for the year ended December 31, 2007. Our decline in hardware sales to community banks was offset by hardware sales to Tier II financial institutions through the acquisition of Alogent. As a percentage of total revenues, cost of revenues for other products and services decreased to 3.1% for the year ended December 31, 2008 compared to 4.9% for the year ended December 31, 2007.

        General and Administrative—General and administrative expenses increased 15.7% to $24.1 million for the year ended December 31, 2008, compared to $20.9 million for the year ended December 31, 2007. The increase mainly relates to salaries added related to the Alogent acquisition and stock compensation expense of approximately $1.0 million. As a percentage of total revenues, general and administrative expenses decreased to 29.6% for the year ended December 31, 2008 compared to 36.8% for the year ended December 31, 2007.

        Selling and Marketing—Selling and marketing expenses increased 18.3% to $20.7 million for the year ended December 31, 2008, compared to $17.5 million for the year ended December 31, 2007. Selling and marketing expenses include cost of wages and commissions paid to our sales force, travel costs of the sales force, recruiting for new sales and marketing personnel, and marketing fees associated with direct and telemarketing programs. We increased expenses by approximately $3.9 million related to our payment solutions which mainly relates to the acquisition of Alogent, but some of this increase also relates to our imaging and data conversion solutions. We decreased spending by approximately

$0.7 million as it relates to our lending solutions in response to the decline in revenue from lending solutions. As a percentage of total revenues, selling and marketing expenses decreased to 25.3% for the year ended December 31, 2008, compared to 30.8% for the year ended December 31, 2007.

        Research and Development—Research and development expenses increased 203.3% to $6.9 million for the year ended December 31, 2008, compared to $2.3 million for the year ended December 31, 2007. Research and development expenses include the non-capitalizable direct costs associated with developing new versions of our software, as well as other software development projects that, in accordance with GAAP, we do not capitalize. The increase was primarily due to the ongoing research and development acquired through the acquisition of Alogent along with activities related to electronic processing payments and our data conversion solution. As a percentage of total revenues, research and development expenses increased to 8.5% for the year ended December 31, 2008 compared to 4.0% for 2007.

        Impairment of Goodwill—We perform an annual impairment test of goodwill at the end of each year or when events or circumstances indicate that goodwill might be impaired. We assess potential impairment through a comparison of the fair value of each reporting unit versus its carrying value. The estimated fair value of each reporting unit is based on a number of factors including past operating results, budgets, economic projections, market trends, product development cycles, and estimated future cash flows. No impairment was found as a result of our review in 2007. The interim evaluations we performed in 2008 resulted in a conclusion that no impairment existed, however, our review at year end 2008 resulted in goodwill impairment losses of $36.5 million and $1.6 million in the financial institution and retail management segments, respectively. See Critical Accounting Policies for further information.

        Amortization—Amortization expenses increased 103.0% to approximately $4.8 million for the year ended December 31, 2008, compared to approximately $2.4 million for the year ended December 31, 2007. These expenses include the cost of amortizing intangible assets, including identified intangibles recorded from our merger with Towne Services and the acquisitions of KVI Capital, Captiva, Goldleaf Technologies, P.T.C, CBS, DataTrade and Alogent. The increase is primarily due to the amortization of new intangibles recorded as a result of the Alogent acquisitions in January of 2008.

        Other Operating Expenses—Other operating expenses increased to $1.6 million for the year ended December 31, 2008 as compared to $39,000 for the year ended December 31, 2007. This increase includes a $1.4 million loss related to the asset sale of our core and WinTELLER systems. We also incurred approximately $0.1 million of foreign exchange rate losses related to a sale to a European customer in British pounds. Generally it is not our standard policy to enter into contracts allowing for payment in foreign currency. We continue to do business internationally and we continue to evaluate our processes to minimize risk related to foreign sales.

        Operating Income—As a result of the above factors, our operating loss totaled $35.6 million for the year ended December 31, 2008, compared to net income of $1.3 million for the year ended December 31, 2007.

        Interest Expense, Net—Interest expense, net increased to $3.1 million for the year ended December 31, 2008, compared to interest expense, net of $0.6 million for the year ended December 31, 2007. The increase primarily relates to the revolving line of credit which had a balance at December 31, 2008 and 2007 of $37.5 million and $10.0 million, respectively. Additionally, the increase includes approximately $0.5 million related to convertible notes we issued to Alogent shareholders.

        Income Tax Provision—Income tax expense for the year ended December 31, 2008 and 2007 totaled $0.1 million and $1.3 million, respectively. Income tax expense for 2008 mainly consisted of a benefit of $14.9 million for federal and state tax expense, expense of $0.1 million for foreign income taxes, other permanent differences related to stock compensation totaling $0.2 million, and $10.1 million of expense related to goodwill impairment along with a valuation allowance recorded of $4.6 million. Income tax expense for 2007 includes $0.3 million for federal and state tax expense. The remaining $0.8 million change was primarily a result of the following factors: permanent differences related primarily to stock compensation accounted for a $0.5 million increase; $0.2 million increase relating to the adjustment of a FIN 48 contingent liability; and $0.1 million increase as a result of the creation of a valuation allowance related to state NOL's. We currently expect our effective tax rate to be approximately 40.0% in future periods.

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

        A "critical accounting policy" is one that is both important to the understanding of the company's financial condition and results of operations and requires management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Management believes the following accounting policies fit this definition:

  Revenue Recognition

        We generate revenue primarily from:

  •
  Financial institution services include software licenses, participation or per transactions fees, support and maintenance fees, professional services, and leasing revenue.

  •
  Retail inventory management services include fees and services.

  •
  Other products and services mainly includes hardware sales.

        The Company accounts for software revenues in accordance with SOP No. 97-2, Software Revenue Recognition. Further, the Company has adopted the provisions of SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition With Respect to Certain Transactions, which supersedes and clarifies certain provisions of SOP 97-2. The Company also follows guidance provided by the Emerging Issues Task Force EITF No. 00-3, Application of AICPA SOP 97-2, "Software Revenue Recognition," to Arrangements That Include the Right to Use Software Stored on another Entity's Hardware, EITF No. 00-21 Revenue Arrangements with Multiple Deliverables, and AICPA Statement of Position 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts.

Financial Institution Services

  Software licenses

        The Company licenses software on a perpetual basis, which allows the licensees use of the software for the term of the agreement and each renewal period. Initial license fees are recognized when a contract exists, the fee is fixed or determinable, software delivery has occurred and collection of the receivable is deemed probable, provided that vendor-specific objective evidence, or VSOE, has been established for each undelivered element.

  Participation or per transaction fees

        The Company charges various types of participation or per transactions fees for its various product offerings. Participation fees are charged in conjunction with the Company's lending solution software, BusinessManager®. Lending solutions allow our financial institution customer to finance their commercial customer's receivables. The participation fees are to be paid for all receivables financed by financial institutions. These fees are recognized as earned based on the volume of receivables purchased by our customers.

        Our ACH and remote deposit agreements are typically automatically renewing agreements. We generate revenue from per transaction fees and user fees for each financial institution. Per transaction fees and user fees are recognized when the transaction occurs.

  Support and maintenance fees

        The Company's license agreements typically contain automatic renewal clauses for post contract customer support, or PCS. PCS can cover customer training costs, marketing assistance, phone support, and any and all unspecified software enhancements and upgrades. The Company defers PCS and recognizes it over the term of the maintenance period, typically twelve months. The Company has established VSOE for its PCS services, therefore the portion of the up-front fee not attributable to PCS relates to the software license and possibly to all other services provided during the initial term of the agreement, including installation, training and marketing services.

  Professional Services

        The Company offers consulting, customization, installation, and training services to financial institutions and these are recognized based on the fair value when the service is delivered.

        We also have professional service contracts where we implement software applications under contractual agreements with terms ranging from three months to two years. There are two types of contracts that we generate revenue from and they include fixed-price contracts and time and material contracts. Revenue from fixed price contracts is recognized using the percentage of completion method. Fixed price contracts use total hours incurred compared to total estimated hours to recognize revenue. Contracts costs include all direct and certain indirect costs. Time and material contracts recognize revenue when services are performed. Losses on contracts are charged to the statement of operations when such losses are determined.

        The Company offers financial institution website design services as well as hosting and support services for the website once design is complete. The Company charges an up-front fee for the design services and charges a monthly website hosting and support fee each month of the contract, which is typically five years. Typically included in the monthly hosting and support fee is a limited amount of website maintenance hours each month. Any maintenance work exceeding the designated number of hours included in the monthly hosting fee and support is billed at an agreed upon hourly rate as the services are rendered. The Company accounts for the website design and hosting services in accordance with EITF No. 00-21 Revenue Arrangements with Multiple Deliverables. Monthly hosting and maintenance revenues are recognized on a monthly basis as earned.

        The Company previously offered core data and image processing services on an outsourced basis through our service bureau. Revenues from outsourced item and data processing are derived from monthly usage fees typically under multi-year contracts with our customers and are recorded as revenue in the month the services are performed. The core and image processing services were divested in December 2008.

  Lease Accounting

        The Company is an equipment lessor. As such, the Company accounts for its leasing business in accordance with SFAS No. 13, Accounting for Leases ("SFAS 13"). SFAS 13 requires lessors to evaluate each lease transaction and determine whether it qualifies as a sales-type, direct financing, leveraged, or operating lease. The Company's leases fall into two of those catagories: direct financing and operating leases.

        The investment in direct financing leases consists of the sum of the minimum lease payments due during the remaining term of the lease and the unguaranteed residual value of the leased asset. The difference between the investment in direct financing leases and the cost of the leased asset is then recorded as unearned income. Unearned income is amortized to income over the lease term as to produce a constant periodic rate of return on the net investment in the lease.

        For leases classified as operating leases, lease payments are recorded as rent income during the period earned.

Retail Inventory Management Services

        We generate retail inventory management services revenue from fees we charge to specialty retail stores primarily for providing inventory merchandising and forecasting information using proprietary software to process sales and inventory transactions.

        Retail planning services revenue is recognized when the services are performed.

Other Products and Services

        We generate revenues from scanner equipment and printer sales, charges for our deposit acquisition direct mail program, hardware used with our document imaging and report management products, sales of standard business forms used in our BusinessManager® solution and statement rendering and mailing.

  Software Development Costs

        Development costs incurred in the research and development of new software products and significant enhancements to existing software products are expensed as incurred until technological feasibility has been established. After such time, any additional costs are capitalized in accordance with SFAS No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed. Capitalized software development costs are amortized on a straight-line basis over the estimated life of the product or enhancement, typically 2 to 7 years.

        Also, the Company capitalizes costs of internally used software when application development begins in accordance with Statement of Position ("SOP") No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, issued by the American Institute of Certified Public Accounts ("AICPA"). This is generally defined as the point when research and development have been completed, the project feasibility is established, and management has approved a development plan. Many of the costs capitalized for internally used software are related to upgrades or enhancements of existing systems. These costs are only capitalized if the development costs will result in specific additional functionality of the existing system, and are capitalized at the point that application development begins. Interest is capitalized under SFAS No. 34, Capitalization of Interest Costs using the weighted average interest rate on debt. Interest capitalization ends when the new product or enhancement is released.

  Stock Based Compensation

        We account for stock based compensation in accordance with SFAS No. 123R, Share-Based Payment. SFAS 123R requires the cost of employee services in exchange for equity instruments awarded or liabilities incurred to be recognized in the financial statements. Under this method, compensation cost includes the portion vesting in the period for (1) all share-based payments granted prior to, but not vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (2) all share-based payments granted subsequent to December 31, 2005, based on the grant date fair value estimated using the Black-Scholes option pricing model.

        Under the Black-Scholes option-pricing model, the Company estimates volatility using its historical share price performance over the expected life of the option. Results of prior periods do not reflect any restated amounts, and the Company had no cumulative effect adjustment upon adoption of SFAS No. 123R under the modified prospective method. The Company's policy is to recognize compensation cost for awards with only service conditions and a graded vesting schedule on a straight-line basis over the requisite service period for the entire award. Additionally, the Company's policy is to issue new shares of common stock to satisfy stock option exercises or grants of restricted shares. The Company has determined that it has two pools of employees for the purpose of calculating the estimated compensation cost: executive officers pool and non-executive officers' pool. These two pools properly segregate our employees that have similar historical exercise and forfeiture behavior.

Income Taxes

        We account for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. SFAS No. 109 requires the asset and liability method, meaning that deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the fiscal years in which those temporary differences are expected to be recovered or settled. We evaluate our ability to realize the deferred tax assets based on an assessment of the likelihood that we will have sufficient taxable income in future years to realize the recorded deferred tax assets. The four possible sources of income that we evaluate according to SFAS 109 are: future reversals of existing taxable temporary differences, future taxable income exclusive of reversing temporary differences and carryforwards, taxable income in permitted prior carryback years, and tax planning strategies. Deferred taxes for us primarily relate to NOLs, which require considerable judgment regarding whether we will ultimately realize them. For us, this judgment relies largely on whether we expect to have sufficient taxable income in future years that will allow for full use of the NOLs we record. In order to realize the NOLs recorded as a deferred tax asset at December 31, 2008, we will have to generate approximately $34.4 million of taxable income in future periods. Our recent historical taxable income is not sufficient to meet this minimum level of pre-tax profitability, so we have recorded a valuation allowance of $4.6 million and $0.1 million against certain of the Company's federal and state NOL deferred tax assets at December 31, 2008 and 2007, respectively. The other key assumption affecting the amount of NOLs we record as a deferred tax asset is the estimated restriction in usage due to Section 382 of the Internal Revenue Code. Section 382 is very complex, requiring significant expertise and professional judgment to properly evaluate its effect on our usable NOLs. If our assumptions change, we could have significant increases in income tax expense and reductions in deferred tax assets and operating cash flows.

        We account for income taxes under FASB Interpretation No. 48 Accounting for Uncertainty in Income Taxes ("FIN 48"). FIN 48 requires a company to evaluate all uncertain tax positions and determine whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the positions. The tax impact recognized in the financial statements from such a position is measured on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution. Significant judgment is required in the identification of uncertain tax positions. The adoption of FIN 48 resulted in an accrual of approximately $528,000 related to an uncertain tax position, which was previously accrued as a contingent liability; thus, there was no cumulative adjustment to retained earnings. As of December 31, 2008 our balance remained at $528,000 for uncertain tax positions.

  Fair Value of Financial Instruments

        We account for fair value under SFAS No. 157, Fair Value Measurements ("SFAS 157"), as it applies to our financial instruments, and SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 ("SFAS 159").

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

        The following table provides information on the assets and liabilities we measure at fair value on a recurring basis.

	Carrying amount in consolidated balance sheets		Fair value measurements using
		Fair value— December 31, 2008
			Level 1	Level 2	Level 3
Interest rate swap liability	$405	$405	$—	$405	$—

        We determined the fair value of the derivative instrument shown in the table above by using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows. The analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs.

        To meet the reporting requirements of SFAS No. 107, Disclosures About Fair Value of Financial Instruments, the Company estimates the fair value of financial instruments. At December 31, 2008 and 2007, there were no material differences in the book values of the Company's financial instruments and their related fair values due to their short term nature. Financial instruments primarily consist of cash, accounts receivable, accounts payable and debt instruments.

  Fair Value of Assets Acquired and Liabilities Assumed in Business Combinations

        Our business combinations require us to estimate the fair value of the assets acquired and liabilities assumed in accordance with SFAS No. 141, Accounting for the Impairment or Disposal of Long-Lived Assets. In general, we determine the fair values based upon standard valuation techniques using information supplied by management of acquired entities. The valuations have been based primarily on future cash flow projections for the acquired assets, discounted to present value using a risk-adjusted discount rate. These future cash flow projections are highly subjective, and changes in these projections could materially affect the amounts calculated for intangible assets. In connection with our acquisitions, we have recorded a significant amount of intangible assets including goodwill. We are amortizing these intangible assets over their expected economic lives, generally ranging from three to ten years except for goodwill, which is not amortized and trade names, which have indefinite lives.

  Intangibles and Other Assets and Goodwill

        Goodwill consists of the excess of purchase price over the fair value of the identifiable assets and liabilities acquired. Intangible and other assets include identified intangibles, such as non-compete agreements, customer lists, trade names and trademarks, and technology acquired in acquisitions. Also included in intangible and other assets are debt issuance costs that are amortized using the effective interest method over the respective terms of the financial institution loans. As of December 31, 2008 and 2007, the Company believes no impairment to the identifiable intangibles and other assets existed.

        On an annual basis, our goodwill is tested for impairment or when events and circumstances indicate an impairment may exist. In accordance with SFAS 142, Goodwill and Other Intangible Assets,

we have determined that our reporting units are the reportable segments based on our organizational structure and the financial information that is provided to and reviewed by management. Our segments defined as reporting units include financial institution services ("FIS") and retail inventory management services ("RMSA").

        Impairment testing of goodwill is performed in two steps. First, the carrying value of the reporting unit is compared to the fair value of the reporting unit. Our step one goodwill impairment test involves the following activities to ascertain a potential goodwill impairment:

  •
  estimating the fair value of total invested capital, which consists of the value of interest bearing debt plus equity; and

  •
  comparing the estimated fair value of equity (net of interest bearing debt) to the Company's reported book value.

To determine fair value in step one, we utilize approaches which focus on our ability to produce income and the estimated consideration which we would receive if there were to be a sale of the reporting units. Consideration is given to our discounted projected future cash flows, our market capitalization, and market multiples of comparable companies within the industry. If the carrying value is less than the fair value, no goodwill impairment is recorded. However, should the carrying amount for the reporting unit exceed its fair value, then we proceed to the second step of the goodwill impairment testing.

        The second step of the impairment test, used to measure the amount of impairment loss, compares the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of the goodwill, the impairment loss shall be recognized as an operating expense in an amount equal to that excess. Step two testing includes the following activities:

  •
  identifying and determining the fair value of the assets and liabilities of the company;

  •
  determining the fair value of the goodwill based upon the residual of the hypothetical purchase consideration determined in step one over the fair value of the subject assets; and

  •
  determining the magnitude of goodwill impairment based on a comparison of the fair value of the residual goodwill to its book value.

        For the year ended December 31, 2007 and interim periods of 2008, we concluded there was no impairment of goodwill. As of December 31, 2008, we concluded that in step one the carrying value exceeded the fair value of each reporting unit as a result of increased weighted cost of capital estimates, current and continued decline in the market multiples in financial institution technology providers and general economic downturns. As a result of step two we concluded that goodwill exceeded the allocated fair value and we recorded impairment charges of $36.5 million and $1.6 million for our financial institution segment and our retail management segment, respectively for the year ended December 31, 2008.

        Our annual impairment review requires extensive use of accounting judgment and financial estimates, including projections about our business, our financial performance, and the performance of the market and overall economy. Application of alternative assumptions and definitions could produce significantly different results. Because of the significance of the judgments and estimation processes, it is likely that materially different amounts could be recorded if we used different assumptions or if the underlying circumstances were to change.

Liquidity and Capital Resources

        The following table sets forth the elements of our cash flow statement for the years ended December 31, (in thousands):

	2008	2007
Net cash provided by operating activities	$16,111	$2,814

Net cash used by investing activities	$(40,680)	$(12,147)

Net cash provided by financing activities	$27,213	$5,221

  Cash from Operating Activities

        Cash provided by operations for the year ended December 31, 2008 was attributable to a net loss of $38.8 million adjusted for the noncash impact of depreciation and amortization expense of $8.3 million, stock compensation of $1.0 million, an unrealized loss on interest rate swap of $0.4 million, a $1.4 million loss on the sale of core processing and WinTELLER assets, $2.3 million for restricted cash and customer deposits, $1.1 million for trade accounts receivable, $38.1 million in impaired goodwill, $0.9 million for accrued liabilities, and $2.8 million for deferred revenue. These amounts are partially offset by deferred taxes of $0.3 million, amortization of lease income and initial direct costs of $0.5 million, as well as $0.9 million for the purchase of inventory.

        Cash provided by operations for the year ended December 31, 2007 was attributable to our net loss of $0.6 million adjusted for the noncash impact of depreciation and amortization expense of $4.5 million, deferred taxes of $1.3 million, and stock compensation expense of $0.2 million. These amounts are partially offset by amortization of lease income and initial direct costs of $0.7 million, accounts payable of $0.7 million, and a $1.5 million decrease in accrued liabilities.

  Cash from Investing Activities

        Cash used in investing activities totaled $40.7 million for the year ended December 31, 2008 and consisted primarily of business acquisitions, purchases of fixed assets, and capitalization of software development costs. We used $33.0 million to purchase the assets of Alogent. We used $2.2 million to pay an earn out related to the DataTrade acquisition. Capital expenditures, including software development costs, totaled $5.7 million for the year ended December 31, 2008. Capital expenditures primarily included furniture and fixtures, computer equipment, and leasehold improvements. These cash uses were offset by $0.4 million in net proceeds from our direct finance leases activities.

        Cash used in investing activities totaled $12.1 million for the year ended December 31, 2007 and consisted primarily of business acquisitions, purchases of fixed assets, and capitalization of software development costs. Capital expenditures, including software development costs, totaled $4.3 million for the year ended December 31, 2007. These expenditures primarily related to the purchase of computer equipment, computer software, software development activities, furniture and fixtures, and leasehold improvements. During the year ended December 31, 2007, we used approximately $10.4 million to acquire the assets of CBS and DataTrade. These cash uses were partially offset by $2.5 million in net proceeds we received from our direct finance lease activities.

  Cash from Financing Activities

        During the year ended December 31, 2008, net cash provided by financing activities was $27.2 million and was attributable primarily to borrowing of $33.5 million from our revolving line of credit of which we repaid $6.0 million. We received proceeds from non-recourse lease notes payables of $2.2 million offset by payment on non-recourse lease notes payables of $2.0 million, and capital lease obligations of $0.4 million.

        During the year ended December 31, 2007, net cash provided by financing activities was $5.2 million and was attributable primarily to net borrowings of $7.5 million from revolving line of credit and proceeds of $1.0 million from our non-recourse lease notes, offset by $2.8 million in repayments on non-recourse lease notes payable, and $0.4 million in repayments on capital lease obligations.

  Analysis of Changes in Working Capital Deficit

        As of December 31, 2008, we had a working capital deficit of approximately $4.6 million compared to working capital of $3.0 as of December 31, 2007. The decrease in working capital is related to increases in cash of $2.6 million, trade accounts receivables of $5.3 million, inventory of $1.0 million, and customer deposits of $1.8 million offset by decreases in restricted cash of $4.1 million, current deferred tax assets of $1.4 million, accrued liabilities of $2.9 million and deferred revenue of $9.0 million. Deferred revenue included in our current liabilities will generate revenue in the next fiscal year and requires substantially less current assets to meet the outstanding obligation.

        We believe that the existing cash available, future operating cash flows, and our revolving line of credit will be sufficient to meet our working capital, debt service, and capital expenditure requirements for the next twelve months. Furthermore, we expect to be in compliance with the financial covenants of our credit facility throughout 2009, however, there can be no assurance that we will have sufficient cash flows to meet our obligations or that we will remain in compliance with the covenants. Non-compliance with these covenants could have a material adverse effect on our operating and financial results.

Obligations and Commitments for Future Payments

        The following is a schedule of our obligations and commitments for future payments as of December 31, 2008 (in thousands):

		Payments Due by Period
	Total	Less than 1 year	2 - 3 years	4 - 5 years	More than 5 years
Revolving line of credit	$37,500	$—	$37,500	$—	$—
Capital lease obligations	573	430	143	—	—
Non-recourse lease notes payable	4,285	1,702	1,881	697	5
Notes payable and long term debt	8,007	720	7,287	—	—
Operating leases	5,646	2,451	2,288	907	—

Total contractual cash obligations	$56,011	$5,303	$49,099	$1,604	$5

        In the future, we may acquire businesses or products that are complementary to our business, although we cannot be certain that we will make any acquisitions. The need for cash to finance additional working capital or to make acquisitions may cause us to seek additional equity or debt financing. We cannot be certain that financing will be available on terms acceptable to us or at all, or that our need for higher levels of working capital will not have a material adverse effect on our business, financial condition, or results of operations.

        The Company is party to a Credit Agreement with Bank of America, N.A., Wachovia Bank, N.A., and The People's Bank of Winder, dated November 30, 2006, which was amended on January 17, 2008, December 24, 2008, and February 18, 2009.

        The December 24, 2008 amendment extended the maturity date of the line of credit to January 15, 2010.

        The material terms of the syndicated credit facility, as amended, are as follows:

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

  •
  the funded debt to EBITDA ratio (as defined) is 3.5 changing to 3.0 for 2009;

  •
  a senior funded debt to EBITDA ratio (as defined) is 3.0; and

  •
  the Company is to maintain a fixed charge coverage ratio (as defined) of not less than 2:1.

        As of December 31, 2008, we were in compliance with all restrictive financial and non-financial covenants contained in our credit facility. At December 31, 2008, we had the eligible capacity to borrow $7.5 million under our credit facility.

        The February 18, 2009 amendment modified the definition of EBITDA for the purposes of the Credit Agreement so that the first sentence of the definition is deleted in its entirety and replaced by the following text:

    "EBITDA" means, with respect to any Person for any period, on a consolidated basis the sum of (a) net income available to common stockholders plus (b) to the extent deducted in arriving at net income, the sum of: (i) preferred stock dividends paid and preferred stock deemed distributions, (ii) income tax expense (less income tax benefit), (iii) interest expense, (iv) depreciation and amortization, (v) annual maintenance fees that will be required to be excluded from deferred revenue and the profit and loss statement in accordance with GAAP purchase accounting rules and (vi) any non-cash charges and expenses, including goodwill impairment charges, minus (c) to the extent included in arriving at net income, any (i) non-cash gains and (ii) gains as a result of payments in connection with the sale of the core data processing and teller system business disposed of by Borrower including, without limitation, earn out payments; provided, however, for calculation periods ending on or after December 31, 2008, to the extent otherwise included for such calculation period, EBITDA shall not include EBITDA from the core data processing and teller system business disposed of by Borrower.

        In our May 2007 asset purchase agreement with Data Trade, we agreed to a twenty-four month earn out following the acquisition date based on EBITDA targets. In 2008 we paid $2.2 million of this earn out liability for the first twelve months of the earn out period. The shareholders may be entitled to additional payments under this agreement, if earned, based on the financial performance of the acquired business during the remaining twelve-month period ending April 30, 2009. The second payment if earned would be due on August 15, 2009.

        We executed convertible notes to the shareholders of Alogent during the acquisition in January 2008. These convertible notes have a twenty-four month term and a 7.0% annual interest rate payable quarterly in arrears. The principal under the notes is convertible, at the option of the holder, into shares of our common stock at a conversion price of $4.50 per share.

Off-Balance Sheet Arrangements

        As of December 31, 2008, we do not have any off-balance sheet arrangements as defined by item 303(a) (4) of Regulation S-K.

Recent Accounting Pronouncements

        In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations ("SFAS 141(R)"), which replaces SFAS No. 141, Business Combinations. SFAS 141(R) generally retains the underlying concepts of SFAS 141 because it requires all business combinations to be accounted for at fair value under the acquisition method of accounting, but it changes how the acquisition method of accounting is applied in a number of significant aspects. Acquisition costs will be expensed as incurred; contingent consideration will be recorded at fair value on the date of acquisition; restructuring costs associated with a business combination will be expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date will affect the income tax provision. SFAS 141(R) is effective on a prospective basis for all of the Company's business combinations with an acquisition date on or after January 1, 2009, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. Early adoption is not permitted.

        In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 ("SFAS 160"). SFAS 160 is effective for our Company as of January 1, 2009. SFAS No. 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It requires that ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented within equity, but separate from the parent's equity, in the consolidated statement of financial position. It also requires that consolidated net income be reported including the amounts attributable to both the parent and the noncontrolling interest and that the amounts of consolidated net income attributable to the parent and to the noncontrolling interest be disclosed on the face of the consolidated statement of income. Based on the Company's initial analysis, SFAS No. 160 will not have a material effect on its consolidated financial statements.

        In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (as amendment of FASB Statement No. 133) ("SFAS 161"), which requires enhanced disclosures for derivative and hedging activities. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Early application is encouraged. SFAS 161 will become effective in 2009 and we are currently evaluating the impact of this standard on our consolidated financial statements.

        In April 2008, the FASB issued Staff Position No. FAS 142-3, The Determination of the Useful Life of Intangible Assets ("FAS 142-3"), which amends the factors that should be considered in developing renewal or extension assumptions used to determine useful life of a recognized intangible asset under FASB 142. The intent is to improve the consistency between the useful life of a recognized intangible asset under FASB 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R), and other U.S. generally accepted accounting principles. FAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and early adoption is prohibited. We are currently evaluating the impact of this standard on our consolidated financial statements.

Seasonality

        We have generally realized lower revenues and income in the first quarter of the year. We believe that this is primarily due to a general slowdown in economic activity following the fourth quarter's holiday season and, more specifically, a decrease in purchased receivables by our client financial institutions. Therefore, we believe that period-to-period comparisons of our operating results are not necessarily meaningful and that such comparison cannot be relied upon as indicators of our future performance. Due to the relatively fixed nature of costs such as personnel, facilities and equipment costs, a revenue decline in a quarter will typically result in lower profitability for that quarter.

Inflation

        We do not believe that inflation has had a material effect on our results of operations. There can be no assurance, however, that our business will not be affected by inflation in the future.

Item 8.    Financial Statements and Supplementary Data

        Financial statements are contained on pages F-1 through F-37 of this Report.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A(T).    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

        Goldleaf, with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of December 31, 2008. Based on this evaluation, the principal executive and financial officers have determined that such disclosure controls and procedures are effective to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. In making this determination, management considered the material weaknesses in our internal control over financial reporting that existed as of December 31, 2007 and concluded that the remediations implemented were effective. This annual report does not include an attestation report of Goldleaf's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by Goldleaf's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit Goldleaf to provide only management's report in this annual report.

Management's Report on Internal Control over Financial Reporting

        Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, management used the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Management has concluded that, as of December 31, 2008, the Company's internal control over financial reporting is effective.

Changes in Internal Control over Financial Reporting

        Except for the changes implemented to remediate the material weaknesses discussed in our third quarter Form 10-Q filed with the Securities and Exchange Commission on November 10, 2008, there has been no change in our internal control over financial reporting that has occurred during the year ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

Item 9B.    Other Information

        None.

 PART III

Item 10.    Directors, Executive Officers, and Corporate Governance

        Information concerning our directors and executive officers is incorporated by reference to the proxy statement for our 2009 annual meeting of shareholders.

Item 11.    Executive Compensation

        Executive compensation information is incorporated by reference to the proxy statement for our 2009 annual meeting of shareholders.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        Information on the security ownership of certain beneficial owners and management information is incorporated by reference to the proxy statement for our 2009 annual meeting of shareholders.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        Information concerning relationships and related transactions and director independence is incorporated by reference to the proxy statement for our 2009 annual meeting of shareholders.

Item 14.    Principal Accountant Fees and Services

        Information concerning the fees and services provided by our principal accountant is incorporated by reference to the proxy statement for our 2009 annual meeting of shareholders.

PART IV

Item 15.    Exhibits and Financial Statements

        Financial statements of the Company and its subsidiaries required to be included in Part II, Item 8 are listed below.

Financial Statements

        Report of Independent Registered Public Accounting Firm

        Consolidated Balance Sheets as of December 31, 2008 and 2007

        Consolidated Statements of Operations for the years ended December 31, 2008 and 2007

        Consolidated Statements of Stockholders' Equity for the years ended December 31, 2008 and 2007

        Consolidated Statements of Cash Flows for the years ended December 31, 2008 and 2007

        Notes to Consolidated Financial Statements

Exhibits

        The Exhibits filed as part of the Report on Form 10-K are listed in the Index to Exhibits immediately following the signature page.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Goldleaf Financial Solutions, Inc.

        We have audited the accompanying consolidated balance sheets of Goldleaf Financial Solutions, Inc. and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended December 31, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Goldleaf Financial Solutions, Inc. and subsidiaries at December 31, 2008 and 2007, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

                      /s/ ERNST & YOUNG LLP

Atlanta, Georgia
March 30, 2009

GOLDLEAF FINANCIAL SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2008 and 2007

(in thousands, except share data)

	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$5,292	$2,648
Restricted cash	1,312	5,362
Trade accounts receivable, net	12,238	6,918
Inventory	1,159	237
Deferred income taxes	—	1,443
Investment in direct financing leases	1,755	1,736
Prepaids and other current assets	2,063	1,774

Total current assets	23,819	20,118

Property and equipment, net	4,313	3,661
Operating lease equipment, net	11	23
Software development costs, net	7,289	4,725
Deferred income taxes, net of current portion	—	2,537
Investment in direct financing leases, net of current portion	2,907	2,812
Intangibles and other assets, net	33,064	14,085
Goodwill	24,468	34,217

Total assets	$95,871	$82,178

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$3,298	$2,858
Accrued liabilities	4,969	1,997
Deferred revenue	13,946	4,925
Customer deposits	3,526	5,307
Capital lease obligations	403	414
Non-recourse lease notes payable	1,702	1,638
Current portion of long term debt	216	—
Other current liabilities	405	—

Total current liabilities	28,465	17,139

Revolving line of credit	37,500	10,000
Deferred revenue, net of current portion	480	949
Capital lease obligations, net of current portion	141	544
Non-recourse lease notes payable, net of current portion	2,583	2,428
Long term debt, net of current portion	289	—
Convertible notes payable	7,000	—
Other non-current liabilities	690	756
Deferred income taxes, net of current portion	3,527	—

Total liabilities	80,675	31,816

Commitments and contingencies
Stockholders' equity:
Common stock, no par value; 100,000,000 shares authorized; shares issued and outstanding, 19,168,784 and 17,279,315, respectively	—	—
Additional paid-in capital	73,402	69,764
Accumulated deficit	(58,206)	(19,402)

Total stockholders' equity	15,196	50,362

Total liabilities and stockholders' equity	$95,871	$82,178

The accompanying notes are an integral part of these consolidated financial statements.

GOLDLEAF FINANCIAL SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2008 and 2007

(in thousands, except per share data)

	2008	2007
Revenues:
Financial institution services	$69,320	$44,076
Retail inventory management services	7,702	8,205
Other products and services	4,551	4,388

Total revenues	81,573	56,669

Cost of Revenues:
Financial institution services	17,485	8,725
Retail inventory management services	881	896
Other products and services	2,494	2,751

Gross profit	60,713	44,297

Operating Expenses:
General and administrative	24,136	20,868
Selling and marketing	20,669	17,469
Research and development	6,920	2,282
Goodwill impairment	38,116	—
Amortization	4,808	2,368
Other operating expenses	1,635	39

Total operating expenses	96,284	43,026

Operating income (loss)	(35,571)	1,271
Interest expense, net	3,121	589

Income (loss) before income taxes	(38,692)	682
Income tax provision	112	1,258

Net loss	$(38,804)	$(576)

Loss per share:
Basic	$(2.03)	$(0.03)

Diluted	$(2.03)	$(0.03)

The accompanying notes are an integral part of these consolidated financial statements.

GOLDLEAF FINANCIAL SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

For the Years Ended December 31, 2008 and 2007

(in thousands)

	Shares of Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total
Balance December 31, 2006	17,024	$68,080	$(18,826)	$49,254

Issuance of common stock in conjunction with acquisitions	242	1,418	—	1,418
Secondary offering expenses	—	(36)	—	(36)
Stock compensation expense	—	248	—	248
Exercise of stock options	13	54	—	54
Comprehensive income: 2007 net loss	—	—	(576)	(576)

Balance December 31, 2007	17,279	$69,764	$(19,402)	$50,362

Issuance of common stock in conjunction with acquisitions	1,889	2,638	—	2,638
Stock compensation expense	—	1,000	—	1,000
Comprehensive income: 2008 net loss	—	—	(38,804)	(38,804)

Balance December 31, 2008	19,168	$73,402	$(58,206)	$15,196

The accompanying notes are an integral part of these consolidated financial statements.

GOLDLEAF FINANCIAL SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31, 2008 and 2007

(in thousands)

	2008	2007
Cash flows from operating activities:
Net loss	$(38,804)	$(576)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	8,310	4,503
Depreciation on operating lease equipment	12	27
Deferred income taxes	(266)	1,258
Amortization of debt issuance costs and discount	186	125
Stock compensation expense	1,000	248
Amortization of lease income and initial direct costs	(545)	(701)
Loss on write-down or disposal of property and equipment and software development costs	96	20
Deferred gain on land sale	(15)	(15)
Loss (gain) on sale of leased equipment	9	(63)
Unrealized loss on interest rate swap	405	—
Goodwill impairment	38,116	—
Loss on sale of core processing and WinTELLER assets	1,370	—
Changes in assets and liabilities:
Restricted cash and customer deposits	2,269	—
Trade accounts receivable	1,051	(107)
Inventory	(922)	195
Prepaids and other current assets	204	181
Other non-current assets	—	(170)
Accounts payable	(29)	(717)
Accrued liabilities	953	(1,483)
Deferred revenue	2,804	(161)
Other non-current liabilities	(93)	250

Net cash provided by operating activities	16,111	2,814

Cash flows from investing activities:
Acquisition of Alogent, net of cash acquired	(32,999)	—
Acquisition of businesses, net of cash acquired	(24)	(10,391)
Payment of DataTrade earn out	(2,173)	—
Proceeds from sale of assets	250	—
Change in restricted cash	—	2
Investment in direct financing leases	(554)	(930)
Lease receivables collected	976	3,440
Additions to property and equipment	(2,366)	(2,017)
Software development costs	(3,316)	(2,264)
Additions to intangibles and other assets	(492)	(26)
Proceeds from sale of property and equipment	18	—
Net proceeds from note receivables	—	39

Net cash used by investing activities	(40,680)	(12,147)

– continued –

The accompanying notes are an integral part of these consolidated financial statements.

GOLDLEAF FINANCIAL SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

For the years ended December 31, 2008 and 2007

(in thousands)

	2008	2007
Cash flows from financing activities:
Proceeds from line of credit	33,500	9,700
Payments on line of credit	(6,000)	(2,200)
Payments on capital lease obligation	(414)	(363)
Proceeds from non-recourse lease note payable	2,193	1,037
Payments of non-recourse lease note payable	(1,974)	(2,821)
Payment of long term debt	(92)	(150)
Proceeds from exercise of employee stock options	—	54
Expenses for secondary offering	—	(36)

Net cash provided by financing activities	27,213	5,221

Net change in cash and cash equivalents	2,644	(4,112)
Cash and cash equivalents at the beginning of year	2,648	6,760

Cash and cash equivalents at the end of year	$5,292	$2,648

Supplemental cash flow information:
Cash payments for income taxes	$327	$250

Cash payments of interest	$2,388	$678

Supplemental non-cash information:
Issuance of additional 242,425 common shares as purchase consideration in the Captiva Solutions, LLC acquisition	$—	$1,418

Issuance of additional 1,889,469 common shares as purchase consideration in the Alogent acquisition	$2,638	$—

Issuance of convertible note payable as purchase consideration in the Alogent acquisition	$7,000	$—

Purchase of software licenses through issuance of long term debt	$597	$—

The accompanying notes are an integral part of these consolidated financial statements.

GOLDLEAF FINANCIAL SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization

        Goldleaf Financial Solutions, Inc. (the "Company" or "Goldleaf"), was incorporated under the laws of the state of Tennessee on December 26, 1990 for the purpose of marketing a solution to help financial institutions market and manage accounts receivable financing. Goldleaf operates primarily in the United States although it does have some international presence and its customers consist of financial institutions of various sizes.

        The Company owns three wholly owned subsidiaries, Towne Services, Inc. ("Towne"), Goldleaf Technologies, Inc. ("GTI"), and Goldleaf Enterprise Payments, Inc. ("GEP" or "Alogent"). Towne owns Forseon Corporation (d/b/a RMSA), Private Business Insurance, LLC ("Insurance") and KVI Capital, LLC ("KVI"). KVI was acquired in August 2005 and provided a leasing solution for financial institutions who wanted to offer a leasing option to their commercial customers. GTI was acquired in January 2006 and provided automated clearing house ("ACH") origination and processing services, remote capture processing services, and financial institution website design and hosting services. During 2007 the Company acquired the assets of Community Banking Systems, Ltd. ("CBS") and DataTrade, LLC to complement our existing core, data and imaging processing services. In January 2008, Goldleaf acquired Alogent adding deposit automation and back-office item processing solutions for Tier I and Tier II financial institutions. Tier I financial institutions are defined by Goldleaf as having greater than $50 billion in assets and Tier II financial institutions are defined by Goldleaf as having between $5 billion and $50 billion in assets. On December 31, 2008 we entered into an asset purchase agreement to sell all the assets comprising of Goldleaf's core processing product, WinTELLER product, and its outsourced processing center in Denver, Colorado in an effort to increase the organization's focus on leveraging its position in the payments technology sector.

Principles of Consolidation

        The consolidated financial statements include the accounts of Goldleaf Financial Solutions, Inc. and its wholly owned subsidiaries. All significant intercompany transactions and accounts have been eliminated.

Cash and Cash Equivalents

        The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. As of December 31, 2008, the Company is exposed to credit risks related to its cash balances at financial institutions in excess of the limits of the Federal Deposit Insurance Corporation ("FDIC").

Restricted Cash

        The Company maintains a custodial cash account that is used for the processing and clearance of ACH transactions for some of its customers. The cash is restricted and offset by a customer deposit account included in current liabilities in the accompanying consolidated balance sheets as of December 31, 2008 and 2007.

GOLDLEAF FINANCIAL SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Unbilled Accounts Receivable

        The Company invoices for certain revenues in arrears following the month in which the revenues were earned. Therefore, at each period-end, the Company includes unbilled accounts receivable in its trade accounts receivable balance in the accompanying consolidated balance sheets. As of December 31, 2008 and 2007, the Company's unbilled accounts receivable totaled approximately $0.6 million and $0.3 million, respectively.

Allowance for Doubtful Accounts

        The Company estimates its allowance for doubtful accounts on a case-by-case basis, considering the facts and circumstances surrounding each potentially uncollectible receivable. The Company does not require collateral to extend credit to customers. An allowance is also maintained for expected billing adjustments and for accounts that are not specifically reviewed that may become uncollectible in the future. Uncollectible receivables are written-off in the period management believes it has exhausted every effort to collect payment from the customer. The Company considers trade accounts receivables in excess of sixty days past due to be delinquent and thus subject to consideration for the allowance for doubtful accounts.

Inventory

        The Company maintains limited quantities of hardware equipment in stock related primarily to its remote deposit product. The Company also maintains small quantities of incidental inventory items related to other product lines. The Company values inventories at the lower of cost or market at each period, with cost determined by the first-in, first-out ("FIFO") costing method.

Property and Equipment

        Property and equipment are recorded at cost, less accumulated depreciation and amortization. Depreciation and amortization is calculated using the straight line method based on the estimated useful lives of the assets which consists of three years for purchased software, the shorter of the estimated useful life or the life of the lease for all leasehold improvements, and three to seven years for furniture and equipment. Expenditures for maintenance and repairs are charged to expense as incurred, whereas expenditures for renewals and betterments are capitalized. The Company evaluates the carrying value of property and equipment whenever events or circumstances indicate that the carrying value may have been impaired in accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets , issued by the Financial Accounting Standards Board ("FASB"). As of December 31, 2008, the Company believes no impairment to long-lived assets existed.

        Operating lease equipment related to our leasing business is carried at cost and is depreciated to the individual equipment's net realizable value. Depreciation is calculated using the straight-line method over the shorter of the life of the lease or the estimated useful life of the equipment, typically five to seven years.

GOLDLEAF FINANCIAL SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Software Development Costs

        Development costs incurred in the research and development of new software products and significant enhancements to existing software products are expensed as incurred until technological feasibility has been established. After such time, any additional costs are capitalized in accordance with SFAS No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed. Capitalized software development costs are amortized on a straight-line basis over the estimated life of the product or enhancement, typically 2 to 7 years.

        Also, the Company capitalizes costs of internally used software when application development begins in accordance with Statement of Position ("SOP") No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, issued by the American Institute of Certified Public Accounts ("AICPA"). This is generally defined as the point when research and development have been completed, the project feasibility is established, and management has approved a development plan. Many of the costs capitalized for internally used software are related to upgrades or enhancements of existing systems. These costs are only capitalized if the development costs will result in specific additional functionality of the existing system, and are capitalized at the point that application development begins.

        Interest is capitalized under SFAS No. 34, Capitalization of Interest Costs using the weighted average interest rate on debt. Interest capitalization ends when the new product or enhancement is released.

Goodwill, Intangibles and Other Assets

        SFAS No. 142, Goodwill and Other Intangible Assets, addresses how intangible assets and goodwill should be accounted for after acquisition. Specifically, goodwill and intangible assets with indefinite useful lives are not amortized, but are subject to impairment tests based on their estimated fair value.

        Goodwill consists of the excess of purchase price over the fair value of the identifiable assets and liabilities acquired. Intangible and other assets include identified intangibles, such as non-compete agreements, customer lists, trade names and trademarks, and technology acquired in acquisitions. Also included in intangible and other assets are debt issuance costs that are amortized using the effective interest method over the respective terms of the financial institution loans. As of December 31, 2008 and 2007, the Company believes no impairment to the identifiable intangibles and other assets existed.

        On an annual basis, our goodwill is tested for impairment or when events and circumstances indicate an impairment may exist. In accordance with SFAS 142, we have determined that our reporting units are the reportable segments based on our organizational structure and the financial information that is provided to and reviewed by management. Our segments defined as reporting units include financial institution services ("FIS") and retail management services ("RMSA").

        Impairment testing of goodwill is performed in two steps. First, the carrying value of the reporting unit is compared to the estimated fair value of the reporting unit. Our step one goodwill impairment test involves the following activities to ascertain a potential goodwill impairment:

  •
  estimating the fair value of total invested capital of the reporting unit, which consists of the value of interest bearing debt plus equity; and

GOLDLEAF FINANCIAL SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

  •
  comparing the estimated fair value of equity (net of interest bearing debt) to the reporting unit's recorded book value.

To determine fair value in step one; we utilize approaches which focus on our ability to produce income and the estimated consideration which we would receive if there were to be a sale of the reporting units. Consideration is given to our discounted projected future cash flows, our market capitalization, and market multiples of comparable companies within the industry. If the carrying value is less than the fair value, no goodwill impairment is recorded. However, should the carrying amount for the reporting unit exceed its fair value, we then proceed to the second step of the goodwill impairment testing.

        The second step of the impairment test, used to measure the amount of impairment loss, compares the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of the goodwill, the impairment loss shall be recognized as an operating expense in an amount equal to that excess. Step two testing includes the following activities:

  •
  identifying and determining the fair value of the assets and liabilities of the reporting unit;

  •
  determining the fair value of the goodwill based upon the residual of the hypothetical purchase consideration determined in step one over the fair value of the subject assets; and

  •
  determining the magnitude of goodwill impairment based on a comparison of the fair value of the residual goodwill to its book value.

        Our annual impairment review requires extensive use of accounting judgment and financial estimates, including projections about our business, our financial performance, and the performance of the market and overall economy. Application of alternative assumptions and definitions could produce significantly different results. Because of the significance of the judgments and estimation processes, it is likely that materially different amounts could be recorded if we used different assumptions or if the underlying circumstances were to change.

Revenue Recognition

The Company has the following primary sources of revenue:

  •
  Financial institution services includes software licenses, participation or per transactions fees, support and maintenance fees, leasing revenue and professional services.

  •
  Retail inventory management services includes fees and services.

  •
  Other products and services mainly includes hardware sales.

        The Company accounts for software revenues in accordance with SOP 97-2, Software Revenue Recognition. Further, the Company has adopted the provisions of SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition With Respect to Certain Transactions, which supersedes and clarifies certain provisions of SOP 97-2. The Company also follows guidance provided by the Emerging Issues Task Force EITF No. 00-3, Application of AICPA SOP 97-2, "Software Revenue Recognition," to Arrangements That Include the Right to Use Software Stored on another Entity's Hardware and EITF No. 00-21 Revenue Arrangements with Multiple Deliverables, and AICPA Statement of Position 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts.

GOLDLEAF FINANCIAL SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Financial Institution Services

  Software licenses

        The Company licenses software on a perpetual basis, which allows the licensees use of the software for the term of the agreement and each renewal period. Initial license fees are recognized when a contract exists, the fee is fixed or determinable, software delivery has occurred and collection of the receivable is deemed probable, provided that vendor-specific objective evidence or VSOE has been established for each element undelivered.

  Participation or per transaction fees

        The Company charges various types of participation or per transactions fees for its various product offerings. Participation fees are charged in conjunction with the Company's lending solution software, BusinessManager®. Lending solutions allow our financial institution customer to finance their commercial customer's receivables. The participation fees are to be paid for all receivables financed by financial institutions. These fees are recognized as earned based on the volume of receivables purchased by customers.

        Our ACH and remote deposit agreements are typically automatically renewing agreements. We generate revenue from per transaction fees and user fees for each financial institution. Per transaction fees and user fees are recognized when the transaction occurs.

  Support and maintenance fees

        The Company's license agreements typically contain automatic renewal clauses for fees for post contract customer support, or PCS. PCS can cover customer training costs, marketing assistance, phone support, and any and all software enhancements and upgrades. The Company defers PCS and recognizes it over the term of the maintenance period, typically twelve months. The Company has established VSOE for its PCS services, therefore the portion of the up-front fee not attributable to PCS relates to the software license and possibly to all other services provided during the initial term of the agreement, including installation, training, and marketing services.

  Lease Accounting

        The Company is an equipment lessor. As such, the Company accounts for its leasing business in accordance with SFAS No. 13, Accounting for Leases ("SFAS 13"). SFAS 13 requires lessors to evaluate each lease transaction and determine whether it qualifies as a sales-type, direct financing, leveraged, or operating lease. The Company's leases fall into two of those catagories: direct financing and operating leases.

        The investment in direct financing leases consists of the sum of the minimum lease payments due during the remaining term of the lease and the unguaranteed residual value of the leased asset. The difference between the investment in direct financing leases and the cost of the leased asset is then recorded as unearned income. Unearned income is amortized to income over the lease term as to produce a constant periodic rate of return on the net investment in the lease.

        For leases classified as operating leases, lease payments are recorded as rent income during the period earned.

GOLDLEAF FINANCIAL SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

  Professional Services

        The Company offers consulting, customization, installation and training services to financial institutions, and these are recognized based on the fair value when the service is delivered.

        We also have professional service contracts where we implement software applications under contractual agreements with terms ranging from three months to two years. There are two types of contracts that we generate revenue from and they include fixed-price contracts and time and material contracts. Revenue from fixed price contracts is recognized using the percentage of completion method. Fixed price contracts use total hours incurred compared to total estimated hours to recognize revenue. Contract costs include all direct and certain indirect costs. Time and material contracts recognize revenue when services are performed. Losses on contracts are charged to the statement of operations when such losses are determined.

        The Company offers financial institution website design services as well as hosting and support services for the website once design is complete. The Company charges an up-front fee for the design services and charges a monthly website hosting and support fee each month of the contract, which is typically five years. Typically included in the monthly hosting and support fee is a limited amount of website maintenance hours each month. Any maintenance work exceeding the designated number of hours included in the monthly hosting fee and support is billed at an agreed upon hourly rate as the services are rendered. The Company accounts for the website design and hosting services in accordance with EITF No. 00-21 Revenue Arrangements with Multiple Deliverables. Monthly hosting and maintenance revenues are recognized on a monthly basis as earned.

        The Company offered core data and image processing services on an outsourced basis through our service bureau. Revenues from outsourced item and data processing are derived from monthly usage fees typically under multi-year contracts with our customers and are recorded as revenue in the month the services are performed. The core and image processing services were sold in December 2008.

Retail Inventory Management Services

        We generate retail inventory management services revenue from fees we charge to specialty retail stores primarily for providing inventory merchandising and forecasting information using proprietary software to process sales and inventory transactions.

        Retail planning services revenue is recognized when the services are performed.

Other Products and Services

        We generate revenues from scanner equipment and printer sales, charges for our deposit acquisition direct mail program, hardware used with our document imaging and report management products, sales of standard business forms used in our BusinessManager® solution and statement rendering and mailing.

Advertising Costs

        The Company expenses all advertising costs as incurred. Total advertising expense, which includes conventions and tradeshows, for December 31, 2008 and 2007, was $0.4 million and $0.6 million, respectively.

GOLDLEAF FINANCIAL SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Foreign Currency Translation

        The Company accounts for service contracts denominated in foreign currency according to FASB No. 52 (as amended) Foreign Currency Translation ("SFAS 52"). SFAS 52 defines an entity's functional currency as the currency in the primary economic environment. Transaction gains or losses are a result of the effect of exchange rate changes on transactions denominated in currencies other than the functional currency. SFAS 52 requires transaction gains or losses to be included in net income in the period the gain or loss occurs. The Company had foreign exchange rate losses of approximately $0.4 million for the year ended December 31, 2008. The Company has not utilized derivative instruments to manage foreign currency exchange rate risk.

Income Taxes

        The Company accounts for income taxes under SFAS No. 109, Accounting for Income Taxes. Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. As of December 31, 2008, the Company believes that it is more likely than not that the Company will not be able to generate sufficient taxable income in future years in order to realize the deferred tax assets that are recorded, with certain exceptions. As such a valuation allowance of $4.7 million and $0.1 million has been provided against the Company's federal and state deferred tax assets as of December 31, 2008 and 2007, respectively.

        On January 1, 2007, the Company adopted the FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes ("FIN 48"), which is an interpretation of SFAS No. 109, Accounting for Income Taxes . FIN 48 requires a company to evaluate all uncertain tax positions and assess whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Adoption of FIN 48 resulted in an accrual related to an uncertain tax position, which was previously accrued as a contingent liability; thus, there was no cumulative adjustment to retained earnings.

        The Company has elected to classify interest associated with uncertain tax positions as interest expense in the accompanying consolidated statements of operations. Additionally, penalties associated with uncertain tax positions will be classified as income tax expense in the accompanying consolidated statements of operations. There were no penalties and interest paid in the current year or accrued as of December 31, 2008 and 2007. These uncertain tax positions, if recognized, would not have an effect on the effective tax rate.

Concentration of Revenues

        The Company has a large percentage of its revenue generated from financial institutions. For 2008 and 2007 the percentages of financial institution revenue compared to total revenue was 85% and 78%, respectively.

Income or Loss Per Share

        The Company applies the provisions of SFAS No. 128, Earnings per Share, which establishes standards for both the computation and presentation of basic and diluted EPS on the face of the consolidated statements of operations. Basic income or loss per share is computed by dividing net

GOLDLEAF FINANCIAL SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

income or loss by the weighted average number of common shares outstanding during each year presented. Diluted income per common share is computed by dividing net loss by the weighted average number of common shares outstanding plus the dilutive effect of options and other common stock equivalents outstanding during the applicable periods. Options and other common stock equivalents are excluded from the calculation of diluted loss per common share to the extent that they are anti-dilutive.

Stock Based Compensation

        The Company adopted SFAS No. 123R, Share-Based Payment, which replaces SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123R requires the cost of employee services received in exchange for equity instruments awarded or liabilities incurred to be recognized in the financial statements. Under this method, compensation cost includes the portion vesting in the period for (1) all share-based payments granted prior to, but not vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (2) all share-based payments granted subsequent to December 31, 2005, based on the grant date fair value estimated using the Black-Scholes option pricing model.

        Under the Black-Scholes option-pricing model, the Company estimated volatility using its historical share price performance over the expected life of the option. Results of prior periods do not reflect any restated amounts, and the Company had no cumulative effect adjustment upon adoption of SFAS No. 123R under the modified prospective method. The Company's policy is to recognize compensation cost for awards with only service conditions and a graded vesting schedule on a straight-line basis over the requisite service period for the entire award. Additionally, the Company's policy is to issue new shares of common stock to satisfy stock option exercises or grants of restricted shares. The Company has determined that it has two pools of employees for the purpose of calculating the estimated compensation cost: executive officers' pool and non-executive officers' pool. These two pools properly segregate our employees that have similar historical exercise and forfeiture behavior.

Derivative Instruments

        The Company does not enter into derivatives or other financial instruments for trading or speculative purposes; however, in order to manage its exposure to interest rate risk from the Company's existing credit facility, on January 30, 2008 the Company entered into an interest rate swap (the "Swap") with a notional amount of $20.0 million, receiving a one month LIBOR interest rate while paying a fixed rate of 2.95% over the period beginning February 8, 2008 and ending November 30, 2009. The effect of the Swap is to lock the LIBOR component interest rate on $20.0 million of one-month floating rate LIBOR debt at 2.95%. As of December 31, 2008 the Swap had an estimated negative fair value equal to $405,000 as classified under other current liabilities in the consolidated balance sheets. We recorded a $405,000 unrealized loss for the year ended December 31, 2008 which was recorded as a increase to interest expense, net in the consolidated statements of operations, in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133"). The estimated fair value of the Swap may rise and fall over the life of the Swap as market expectations of future floating LIBOR interest rates change in relation to the fixed rate of 2.95%.

GOLDLEAF FINANCIAL SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Fair Value of Financial Instruments

        Effective January 1, 2008, we adopted SFAS No. 157, Fair Value Measurements ("SFAS 157"), as it applies to our financial instruments, and SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 ("SFAS 159").

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

        The following table provides information on the assets and liabilities we measure at fair value on a recurring basis.

	Carrying amount in consolidated balance sheets		Fair value measurements using
		Fair value— December 31, 2008
			Level 1	Level 2	Level 3
Interest rate swap liability	$405	$405	$—	$405	$—

        We determined the fair value of the derivative instrument shown in the table above by using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows. The analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs.

        To meet the reporting requirements of SFAS No. 107, Disclosures About Fair Value of Financial Instruments, the Company estimates the fair value of financial instruments. At December 31, 2008 and 2007, there were no material differences in the book values of the Company's financial instruments and their related fair values due to their short term nature. Financial instruments primarily consist of cash, accounts receivable, accounts payable and debt instruments.

GOLDLEAF FINANCIAL SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Comprehensive Income (Loss)

        The Company applies the provisions of SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 requires that the changes in the amounts of certain items, including gains and losses on certain securities, be shown in the financial statements as a component of comprehensive income (loss). The Company reports comprehensive income (loss) as a part of the consolidated statements of stockholders' equity.

Segment Disclosures

        The Company applies the provisions of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 establishes standards for the method that business enterprises report information about operating segments in annual and interim financial statements. SFAS No. 131 also establishes standards for related disclosures about products and services, geographic area and major customers. The Company operates in two reportable segments, financial institution services and retail inventory management services. Note 21 of these consolidated financial statements discloses the Company's reportable segment results.

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

Reclassifications

        Certain prior year amounts have been reclassified to conform to current year classifications.

Recent Accounting Pronouncements

        In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations ("SFAS 141(R)"), which replaces SFAS No. 141, Business Combinations. SFAS 141(R) generally retains the underlying concepts of SFAS 141 because it requires all business combinations to be accounted for at fair value under the acquisition method of accounting, but it changes how the acquisition method of accounting is applied in a number of significant aspects. Acquisition costs will be expensed as incurred; contingent consideration will be recorded at fair value on the date of acquisition; restructuring costs associated with a business combination will be expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date will affect the income tax provision. SFAS 141(R) is effective on a prospective basis for all of the Company's business combinations with an acquisition date on or after January 1, 2009, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. Early adoption is not permitted.

        In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 ("SFAS 160"). SFAS 160 is effective for our Company as of January 1, 2009. SFAS No. 160 amends ARB 51 to establish accounting and reporting

GOLDLEAF FINANCIAL SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It requires that ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented within equity, but separate from the parent's equity, in the consolidated statement of financial position. It also requires that consolidated net income be reported including the amounts attributable to both the parent and the noncontrolling interest and that the amounts of consolidated net income attributable to the parent and to the noncontrolling interest be disclosed on the face of the consolidated statement of income. Based on the Company's initial analysis, SFAS No. 160 will not have a material effect on its consolidated financial statements.

        In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (as amendment of FASB Statement No. 133) ("SFAS 161"), which requires enhanced disclosures for derivative and hedging activities. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Early application is encouraged. SFAS 161 will become effective in 2009 and we are currently evaluating the impact of this standard on our consolidated financial statements.

        In April 2008, the FASB issued Staff Position No. FAS 142-3, The Determination of the Useful Life of Intangible Assets ("FAS 142-3"), which amends the factors that should be considered in developing renewal or extension assumptions used to determine useful life of a recognized intangible asset under FASB 142. The intent is to improve the consistency between the useful life of a recognized intangible asset under FASB 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R), and other U.S. generally accepted accounting principles. FAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and early adoption is prohibited. We are currently evaluating the impact of this standard on our consolidated financial statements.

2. ACQUISITIONS AND DISPOSITIONS OF ASSETS

Assets of Alogent

        On January 17, 2008, the Company completed an acquisition by merger of Alogent Corporation ("Alogent") for an aggregate purchase price of $43.7 million. The acquisition of Alogent broadened our product offerings, adding software licenses that provided remote capture, teller capture, image exchange and services associated with maintenance and support and implementation of these products. The price of our common stock issued to the former Alogent shareholders on the day of closing was $1.47 per share, which was the average closing price of our common stock over the 15 days ending on the day prior to the day of closing. For purchase price accounting reflected in the table below, the common shares were valued at $1.40 per share, calculated as the average closing price of the Company's shares for two days before and after the closing date. The operating results of Alogent are included with those of the Company beginning January 17, 2008 and are included in our financial institution services segment. The transaction was accounted for in accordance with SFAS No. 141, Business Combinations.

GOLDLEAF FINANCIAL SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. ACQUISITIONS AND DISPOSITIONS OF ASSETS (Continued)

        The purchase price allocation is as follows (in thousands, except per share data):

Purchase price:
Cash	$33,060
Convertible notes payable	7,000
Common shares (1,889,469 shares values at $1.40 per share)	2,638
Direct acquisition costs	1,000

Total purchase price	$43,698

Value assigned to assets and liabilities:
Assets:
Cash	1,061
Accounts receivable and unbilled accounts receivable	6,545
Current deferred income tax assets	423
Prepaid and other current assets	543
Property and equipment	183
Non-current assets	5
Customer list (estimated life of ten years)	7,740
Acquired technology (estimated life of five years)	11,240
Trade names (indefinite life)	5,300
In process research and development (expensed)	448
Non-compete agreements (estimated life of three years)	680
Goodwill—non-deductible for taxes	24,684
Liabilities:
Accounts payable	(492)
Accrued liabilities	(2,009)
Deferred income tax liabilities	(6,711)
Deferred revenue	(5,942)

Total net assets	$43,698

        The following pro-forma results assume the inclusion of Alogent as if the acquisition was completed at the beginning of the period (in thousands, except per share data).

	For the years ended December 31,
	2008	2007
	pro forma combined	pro forma combined
Revenue	$82,878	$78,657

Net loss	$(38,515)	$(387)

Loss per share	$(2.02)	$(0.02)

Assets of DataTrade, LLC

        On May 1, 2007, the Company acquired certain operating assets and liabilities of DataTrade, LLC ("DataTrade"), a Missouri limited liability company, for total cash consideration of approximately

GOLDLEAF FINANCIAL SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. ACQUISITIONS AND DISPOSITIONS OF ASSETS (Continued)

$5.8 million, which was funded by the Company's revolving line of credit. In addition to the consideration at closing, the selling shareholders may be entitled to additional consideration or an earn out based on the financial performance of the acquired business during the next twenty-four months. In August 2008, Goldleaf paid $2.2 million of this earn out which added to the purchase price. This acquisition complements our existing product offering to community banks and their customers. The operating results of DataTrade are included with those of the Company beginning May 1, 2007. Pro forma financial results of DataTrade are not required due to the size of the transaction. The transaction was accounted for in accordance with SFAS No. 141, Business Combinations.

        The purchase price allocation is as follows (in thousands):

Purchase price:
Cash	$5,698
Earn out—paid August 2008	2,172
Direct acquisition costs	131

Total purchase price	$8,001

Value assigned to assets and liabilities:
Assets:
Accounts receivable and unbilled accounts receivable	$596
Deferred income tax assets	143
Prepaid and other current assets	13
Property and equipment	171
Customer list (estimated life of ten years)	950
Acquired technology (estimated life of five years)	720
Goodwill—tax deductible	5,966
Liabilities:
Accounts payable	(100)
Accrued liabilities	(83)
Deferred revenue	(375)

Total net assets	$8,001

Assets of Community Banking Systems, Ltd.

        On March 14, 2007, the Company executed an asset purchase agreement to acquire certain operating assets and liabilities from Community Banking Systems, Ltd. ("CBS"), in exchange for cash consideration of $4.8 million. This acquisition added in-house item and image processing services, document imaging and a payment exchange platform for correspondent financial institutions. In addition to the cash consideration at closing, the selling shareholders may be entitled to additional consideration based on the financial performance of the business during the next twenty four months. Simultaneous with the execution of the asset purchase agreement, the Company entered into two-year employment agreements with two of the principal officers of CBS. The operating results of CBS are included with those of the Company beginning March 14, 2007. Pro forma financial results of CBS are not required due to the size of the transaction. The transaction was accounted for in accordance with SFAS No. 141, Business Combinations.

GOLDLEAF FINANCIAL SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. ACQUISITIONS AND DISPOSITIONS OF ASSETS (Continued)

        The purchase price allocation is as follows (in thousands):

Purchase price:
Cash	$4,650
Direct acquisition costs	136

Total purchase price	$4,786

Value assigned to assets and liabilities:
Assets:
Cash	$224
Accounts receivable and unbilled accounts receivable	275
Current deferred income tax assets	123
Prepaid and other current assets	15
Property and equipment	68
Customer list (estimated life of ten years)	504
Acquired technology (estimated life of five years)	1,040
Non-compete agreements (estimated life of three years)	170
Goodwill and unidentified intangibles—tax deductible	2,825
Liabilities:
Accounts payable	(115)
Accrued liabilities	(23)
Deferred revenue	(320)

Total net assets	$4,786

Sale of core processing and WinTELLER

        On December 31, 2008, the Company entered into an asset purchase agreement with Integrated Bank Technology, Inc. ("IBT") to sell substantially all of the assets comprising Goldleaf's business related to its core processing product, its WinTELLER product, its outsourced item processing center located in Denver, Colorado, and certain other assets. The core processing and WinTeller products were product lines within the Company's product offering to generate financial institution services revenue. The assets related to core and WinTELLER are not components of an entity as defined in SFAS 144: Accounting for the Impairment or Disposal of Long-Lived Assets, therefore the loss recognized on this group of assets has been included in operating income under the caption other operating expenses.

        In addition to the cash consideration received at closing, Goldleaf may be entitled to additional consideration based on the future gross revenues of the business in the next four years ending December 31, 2012.

GOLDLEAF FINANCIAL SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. ACQUISITIONS AND DISPOSITIONS OF ASSETS (Continued)

        The loss consists of the following for the year ended December 31, 2008 (in thousands):

Sale price:
Cash received	$250
Less value assigned to assets and liabilities:
Assets:
Accounts receivable	(183)
Prepaid and other current assets	(40)
Property and equipment	(376)
Intangibles and other non-current assets	(1,186)
Liabilities:
Accounts payable and accrued liabilities	13
Deferred revenue	124
Other non-current liabilities	28

Loss on sale of assets (pre-tax)	$(1,370)

3. TRADE ACCOUNTS RECEIVABLE

        Trade accounts receivable is as follows as of December 31, (in thousands):

	2008	2007
Trade accounts receivable	$12,799	$7,522
Allowance for doubtful accounts	(561)	(604)

Trade accounts receivable, net	$12,238	$6,918

4. NET INVESTMENT IN DIRECT FINANCING LEASES

        The following lists the components of the net investment in direct financing leases as of December 31, respectively (in thousands):

	2008	2007
Total minimum lease payments to be received	$4,882	$4,695
Less: allowance for uncollectibles	—	—

Net minimum lease payments receivable	$4,882	$4,695
Plus: unguaranteed estimated residual values of leased property	341	559
Plus: initial direct costs	73	67
Plus: leases in process	81	54
Less: unearned income	(715)	(827)

Net investment in direct financing leases	$4,662	$4,548

        All leased assets are pledged as security against the non-recourse lease notes payable discussed in Note 13.

GOLDLEAF FINANCIAL SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. NET INVESTMENT IN DIRECT FINANCING LEASES (Continued)

        At December 31, 2008, minimum lease payments for each of the next five years are as follows (in thousands):

2009	$1,938
2010	1,308
2011	895
2012	501
2013	230
Thereafter	10

Total minimum lease payments to be received	$4,882

5. PROPERTY AND EQUIPMENT

        Property and equipment as of December 31, are classified as follows (in thousands):

	2008	2007
Purchased software	$5,772	$5,123
Leasehold improvements	1,563	761
Furniture and equipment	8,752	8,875

	$16,087	$14,759
Less: accumulated depreciation and amortization	(11,774)	(11,098)

Property and equipment, net	$4,313	$3,661

        Depreciation expense was approximately $2.0 million and $1.8 million, for the years ended December 31, 2008 and 2007, respectively. The portion of depreciation expense above included in cost of revenues totaled $371,000 and $362,000 for the years ended December 31, 2008 and 2007, respectively.

        Depreciation expense related to property and equipment subject to capital lease arrangements totaled $361,000 and $366,000, for the years ended December 31, 2008 and 2007, respectively.

6. OPERATING LEASE PROPERTY

        The following schedule provides an analysis of the Company's investment in property for our leasing business leased under operating leases by major classes as follows (in thousands):

	2008	2007
Copiers	$86	$76
Less: accumulated depreciation	(75)	(53)

Net property on operating leases	$11	$23

GOLDLEAF FINANCIAL SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. OPERATING LEASE PROPERTY (Continued)

        The following is a schedule by years of minimum future rentals on noncancelable operating leases as of December 31, 2008:

2009	$9
2010 and thereafter

$9

        Depreciation expense on operating lease property was $12,000 and $27,000 for the years ended December 31, 2008 and 2007, respectively.

7. SOFTWARE DEVELOPMENT COSTS

        Software development costs as of December 31, consisted of the following (in thousands):

	2008	2007
Software development costs	$11,340	$10,362
Less: accumulated amortization	(4,051)	(5,637)

	$7,289	$4,725

Total interest expense related to the line of credit	$2,172	$596

Interest expense capitalized	$270	$229

Amortization expense	$753	$244

        In 2008, the Company wrote off $2.1 million in accumulated amortization related to software that was no longer being used by the Company along with $262,000 related to the sale of core and WinTELLER assets.

8. INTANGIBLE AND OTHER ASSETS

        Intangible assets, as of December 31, 2008, consisted of the following (in thousands):

	Cost	Accumulated Amortization	Net
Debt issuance costs	$795	$587	$208
Non-compete agreements	3,205	1,708	1,497
Customer lists	12,720	2,963	9,757
Acquired technology	16,003	3,918	12,085
Trade names, indefinite life	9,160	—	9,160
Other, net	989	632	357

	$42,872	$9,808	$33,064

GOLDLEAF FINANCIAL SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. INTANGIBLE AND OTHER ASSETS (Continued)

        Intangible assets, as of December 31, 2007, consisted of the following (in thousands):

	Cost	Accumulated Amortization	Net
Debt issuance costs	$641	$401	$240
Non-compete agreements	3,540	1,695	1,845
Customer lists	6,483	2,161	4,322
Acquired technology	5,368	1,888	3,480
Trade names, indefinite life	3,860	—	3,860
Other, net	652	314	338

	$20,544	$6,459	$14,085

        Amortization expense of identified intangible assets during the years ended December 31, 2008 and 2007 was approximately $5.6 million, of which $0.8 million is included in research and development, and $2.3 million, respectively.

        The estimated amortization expense of intangible assets during the next five years is as follows (in thousands):

2009	$4,086
2010	3,678
2011	3,427
2012	3,141
2013	2,761
Thereafter	5,718

$22,811

        Intangibles that are not included in the estimated amortization for future years include a $0.9 million non-compete agreement, $9.2 million in trade names which have an indefinite life, and $0.2 million of other assets which mainly consist of deposits and capitalized web development.

9. GOODWILL

        Goodwill relates to the excess of cost over the fair value of net assets resulting from an acquisition. On an annual basis, our goodwill is tested for impairment or when events and circumstances indicate an impairment may exist. In accordance with SFAS 142, Goodwill and Other Intangible Assets, we have determined that our reporting units are the reportable segments based on our organizational structure and the financial information that is provided to and reviewed by management. Our segments, defined as reporting units, include financial institution services ("FIS") and retail inventory management services ("RMSA").

        Impairment testing is a two step process. For purposes of step one, to determine our fair value we utilized approaches that focused on our ability to produce income (the "Income Approach") utilizing a discounted cash flow methodology and our estimated consideration which we would receive if there

GOLDLEAF FINANCIAL SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. GOODWILL (Continued)

were a sale of reporting units (the "Market Approach"). The key assumptions utilized in the determination of fair value in step one of the testing included:

  •
  A forecast of operating results for 2009 through 2013 including projected revenues, operating expenses, projected margins, and income taxes. Given the economic decline and uncertainties in the global economy, we assumed no significant revenue growth.

  •
  Forecasts of working capital and capital expenditure requirements to support our revenue growth. These assumptions were based on historical requirements. Our forecasts assumed we would make some investments to support our innovations but also stayed consistent with our cost cutting efforts.

  •
  The per-share price of our common stock and our overall market capitalization was considered in the fair value analysis along with a control premium and an estimate of the fair value of any liabilities outstanding.

  •
  For the FIS reporting unit, we relied upon a weighted average of the enterprise value conclusions reached by the discounted cash flow method (40%), internal market pricing method (40%), and publicly traded guideline company method (20%). The publicly traded guideline company method was given less weighting due to size and operational differences between Goldleaf and the public peer group.

  •
  For the RMSA reporting unit, we weighted the discounted cash flow method (50%) and the internal market pricing method (50%). We assumed the absence of a meaningful sample of publicly traded companies for the RMSA reporting unit which led to our exclusion of this appraisal methodology.

        As of December 31, 2007 we concluded the estimated fair value of our reporting units was greater than the carrying value so no impairment was recorded. As of December 31, 2008 we concluded that in step one the carrying value exceeded the estimated fair value of each reporting unit as a result of increased weighted cost of capital estimates, market pricing multiple declines, and general economic downturns.

        For purposes of step two, we included estimations of the fair value of the financial institution and retail management assets and liabilities, including previously unrecognized intangible assets. In our step two analysis, we utilized multiple appraisal methodologies depending on the specific identifiable intangible asset that was selected. Specifically, the multi-period excess earnings method (an income-based approach) was utilized to value the FIS and RMSA reporting unit's customer relationships. The relief from royalty method (a hybrid income-based and market-based approach) was utilized to value the FIS reporting unit's trademarks and trade names and internally developed technology and software. The discounted cash flow method (an income-based approach) was selected as the appraisal methodology for valuing the subject non-compete agreements. As a result of step two we concluded that goodwill exceeded the allocated fair value and we recorded impairment charges of $36.5 million and $1.6 million for our financial institution segment and our retail management segment, respectively, for the year ended December 31, 2008.

        The weighted average cost of capital used for the FIS and RMSA reporting unit was 18.9% and 19.9%, respectively.

GOLDLEAF FINANCIAL SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. GOODWILL (Continued)

        Our annual impairment review requires extensive use of accounting judgment and financial estimates, including projections about our business, our financial performance and the performance of the market and overall economy. Application of alternative assumptions and definitions could produce significantly different results. Because of the significance of the judgments and estimation processes, it is likely that materially different amounts could be recorded if we used different assumptions or if the underlying circumstances were to change.

        The changes in the carrying amount of goodwill for 2008 and 2007 are as follows (in thousands):

	2008	2007
Balance as of January 1,	$34,217	$26,477
Financial institution services:
Goodwill related to 2008 Alogent acquisition	24,684	—
Goodwill related to 2007 acquisitions	2,173	6,619
Goodwill related to 2006 acquisitions	1,486	—
Goodwill related to additional contingently issuable shares issued for 2005 acquisition of Captiva	—	1,418
Impairment of goodwill	(36,492)	—
Other changes	24	(297)
Retail management services:
Impairment of goodwill	(1,624)	—

Balance as of December 31,	$24,468	$34,217

10. ACCRUED LIABILITIES

        Accrued liabilities as of December 31, consist of the following (in thousands):

	2008	2007
Employee bonuses	$1,373	$445
Commissions	896	464
Accrued severance costs	115	272
Interest	492	81
Royalties	410	—
Hardware	334	—
Consulting	492	—
Sales tax and property tax accruals	229	252
Legal and accounting	226	143
Other	402	340

Total accrued liabilities	$4,969	$1,997

        Employee bonuses in 2008 of $1.373 million, includes $0.6 million of contractually obligated payouts to Alogent employees.

GOLDLEAF FINANCIAL SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. REVOLVING LINE OF CREDIT AND LONG TERM DEBT

        The Company is party to a Second Amended and Restated Credit Agreement with Bank of America, N.A., Wachovia Bank, N.A., and The People's Bank of Winder, dated November 30, 2006, which was amended on January 17, 2008, December 24, 2008, and February 18, 2009.

        The December 24, 2008 amendment extended the maturity date of the line of credit to January 15, 2010.

        The material terms of the syndicated credit facility are as follows:

  •
  the revolving loan commitment is $45.0 million;

  •
  the limit on annual capital expenditures is $7.0 million;

  •
  two additional applicable interest rates are included in the pricing grid, with a minimum level of LIBOR plus 1.375%, and maximum level of LIBOR plus 3% (or base rate plus 0.50%), determined by the funded debt to EBITDA ratio (as defined); the rate used is at the option of the Company;

  •
  the funded debt to EBITDA ratio (as defined) is 3.5 changing to 3.0 in 2009;

  •
  the senior funded debt to EBITDA ratio (as defined) is 3.0; and

  •
  the Company is to maintain a fixed charge coverage ratio (as defined) of not less than 2:1.

        We borrowed $32.0 million against the line of credit to fund the Alogent acquisition in January 2008. As of December 31, 2008 and 2007 we owed $37.5 million and $10.0 million, respectively on the revolving line of credit. As of December 31, 2008 and 2007, we were in compliance with all restrictive financial and non-financial covenants contained in the second amended and restated credit agreement. At December 31, 2008, we had eligible capacity as defined to borrow $7.5 million under the second amended and restated credit agreement.

        On February 18, 2009, we amended the definition of EBITDA for the purposes of the Credit Agreement so that the first sentence of the definition was deleted in its entirety and replaced by the following text:

    "EBITDA" means, with respect to any Person for any period, on a consolidated basis the sum of (a) net income available to common stockholders plus (b) to the extent deducted in arriving at net income, the sum of: (i) preferred stock dividends paid and preferred stock deemed distributions, (ii) income tax expense (less income tax benefit), (iii) interest expense, (iv) depreciation and amortization, (v) annual maintenance fees that will be required to be excluded from deferred revenue and the profit and loss statement in accordance with GAAP purchase accounting rules and (vi) any non-cash charges and expenses, including goodwill impairment charges, minus (c) to the extent included in arriving at net income, any (i) non-cash gains and (ii) gains as a result of payments in connection with the sale of the core data processing and teller system business disposed of by Borrower including, without limitation, earn out payments; provided, however, for calculation periods ending on or after December 31, 2008, to the extent otherwise included for such calculation period, EBITDA shall not include EBITDA from the core data processing and teller system business disposed of by Borrower.

GOLDLEAF FINANCIAL SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. REVOLVING LINE OF CREDIT AND LONG TERM DEBT (Continued)

        The Company entered into an installment payment agreement on March 21, 2008 for $462,000 for the purchase of internal use software licenses having a 36 month term and a 3.037% annual interest rate. The Company added to this agreement $135,000 in September 2008 for the purchase of additional software licenses. The following is a schedule of principal payments over the next five years (in thousands) for long term debt:

2009	$216
2010	219
2011	70

$505

        The Company executed convertible notes of $7.0 million delivered to the Alogent shareholders on January 17, 2008, having a 24 month term and a 7.0% annual interest rate payable quarterly in arrears. The principal under the notes is convertible, at the option of the holder, into shares of our common stock at a conversion price of $4.50 per share.

12. CAPITAL LEASE OBLIGATIONS

        The Company has capital lease agreements for certain computer equipment, office equipment, and software. The leases are due in monthly installments through May 2010. Lease payments are collateralized by the leased property and bear interest at rates ranging from 3.62% to 9.75%. At December 31, 2008 and 2007, property and equipment included assets under capital leases of $1.8 million. As of December 31, 2008 and 2007, accumulated depreciation related to leased assets totaled $1.4 million and $1.0 million, respectively. As of December 31, 2008, the future maturities of the Company's capital lease obligations are as follows (in thousands):

2008
2009	$430
2010	143
2011 and thereafter	—

Total minimum lease payments	573
Less: amounts representing interest	(29)

Present value of minimum lease payments	544
Less: current portion	(403)

Long-term portion of capital lease obligation	$141

13. NON-RECOURSE LEASE NOTES PAYABLE

        As part of the leasing business included in financial institution services, the Company borrows funds from its community bank partners on a non-recourse basis in order to acquire the equipment to be leased. In the event of a lease default, the Company is not obligated to continue to pay on the

GOLDLEAF FINANCIAL SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. NON-RECOURSE LEASE NOTES PAYABLE (Continued)

non-recourse note payable associated with that particular lease. At December 31, 2008 and 2007, non-recourse lease notes payable consisted of the following (in thousands):

	2008	2007
Non-recourse lease notes payable	$4,285	$4,066
Less: current portion of non-recourse lease notes payable	(1,702)	(1,638)

Non-recourse lease notes payable, net of current portion	$2,583	$2,428

        Interest and principal are primarily due monthly with interest rates ranging from 4% to 11%.

        The following is the scheduled non-recourse notes payable principal payments over the next five years as of December 31, 2008 (in thousands):

2009	$1,702
2010	1,120
2011	761
2012	481
2013	216
Thereafter	5

$4,285

14. INCOME TAXES

        Income tax provision consisted of the following for the years ended December 31, (in thousands):

	2008	2007
Current income tax expense	$378	$—
Deferred tax (benefit) expense	(266)	1,258

Income tax provision, net	$112	$1,258

        A reconciliation of the tax provision from the U.S. federal statutory rate to the effective rate for the years ended December 31, is as follows (in thousands):

	2008	2007
Tax expense (benefit) at U.S. federal statutory rate of 34%	$(13,155)	$232
State tax expense (benefit), net of reduction to federal taxes	(1,741)	31
Foreign tax expense	102	—
Stock compensation—incentive stock options	219	473
Accrual for uncertain tax positions	—	210
Valuation allowance	4,595	101
Goodwill impairment	10,139	—
Expenses not deductible	106	49
Other	(153)	162

Income tax provision, net	$112	$1,258

GOLDLEAF FINANCIAL SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. INCOME TAXES (Continued)

        Effective January 1, 2007, the Company adopted the provisions of FIN 48. As of December 31, 2008 and 2007, the Company's accrual for uncertain tax positions totaled $528,000. During 2008, the Company identified no new uncertain tax positions, therefore, the Company did not accrue any additional amounts for uncertain tax positions as of December 31, 2008. The Company has elected to classify interest associated with uncertain tax positions as interest expense in the accompanying consolidated statements of operations. Additionally, penalties associated with uncertain tax positions will be classified as income tax expense in the accompanying consolidated statements of operations. There were no penalties and interest paid in the current year or accrued as of December 31, 2008 and 2007. The amount of unrecognized tax benefit that if recognized, would affect the Company's tax rate totaled $222,000 at December 31, 2008.

        A reconciliation of the beginning and ending liability for uncertain tax positions (net of indirect benefits) is as follows (in thousands):

	2008	2007
Balance as of January 1,	$528	$368
Additions based on tax positions related to the current year	—	217
Reductions for tax positions related to the current year	—	(57)

Balance as of December 31,	$528	$528

        Significant components of the Company's deferred income tax assets and liabilities, using an average tax rate of 38.5% at December 31 2008 and 2007, are as follows (in thousands):

	2008	2007
Current assets (liabilities):
Deferred revenue	$27	$1,216
Allowances on assets	222	178
Net operating loss carryforwards	—	378
Valuation allowance	(124)	—
Prepaid and accrued expenses	(125)	(329)

Deferred income tax assets, current	—	1,443

Non-current assets (liabilities):
Deferred revenue	158	366
Software development costs	(2,802)	(2,189)
Net operating loss carryforwards, net of current portion	13,247	5,823
Stock compensation—nonqualified options	1,061	895
Depreciation and amortization	(7,706)	(2,929)
Indefinite life intangibles	(3,527)	—
Valuation allowance	(4,572)	(101)
Tax credit carryovers	472	—
Other	142	672

Deferred income tax assets (liabilities), non-current	(3,527)	2,537

Total net deferred income tax assets (liabilities)	$(3,527)	$3,980

GOLDLEAF FINANCIAL SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. INCOME TAXES (Continued)

        As a result of the acquisition of Alogent, we recorded a net deferred tax liability of $6.3 million.

        The Company has gross net operating loss ("NOL") carry forwards of approximately $64.9 million available as of December 31, 2008 for both federal and state tax purposes. Of this total, $37.2 million was acquired during the Towne merger and $6.5 million was acquired during the Alogent acquisition. At the time of the mergers, an analysis was performed to assess the realizability of these NOLs due to Section 382 of the U.S. tax code. The results of this analysis concluded that the likelihood of ever being able to utilize the majority of the NOLs was remote; therefore, a valuation allowance has been recorded against certain of the Company's federal and state NOL deferred tax assets at December 31, 2008.

        We file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. We are no longer subject to U.S. federal tax examinations for any returns before 2005. State jurisdictions that remain subject to examination range from 2002 to 2008.

15. EMPLOYEE STOCK OPTION PLANS

        The Company has three active stock option plans: the 1999 Stock Option Plan, the 2004 Equity Incentive Plan, and the 2005 Long-Term Equity Incentive Plan. Options under these plans include non-qualified and incentive stock options and are issued to officers, key employees and directors of the Company. The Company has reserved 2,780,870 new shares of common stock for these plans under which the options are granted at a minimum of 100% of the fair market value of common stock on the date of the grant, expire 10 years from the date of the grant and are exercisable at various times determined by the Board of Directors. The Company also has approximately 169,696 shares of common stock reserved for the issuance of options under four plans associated with a prior acquisition. The Company also made grants of options pursuant to written agreements in 1994 and 88,511 shares are still outstanding. The Company applies SFAS No. 123R in accounting for its options in 2008, 2007 and 2006 and applied APB No. 25 in accounting for its options in 2005 and accordingly, no compensation cost was recognized in 2005.

        As indicated in Note 1, the Company adopted SFAS 123R on January 1, 2006. Compensation expense of $1.0 million and $0.2 million was recognized for the years ended December 31, 2008 and 2007, respectively. Stock compensation expense, before income tax effect, is reflected in general and administrative expense in the accompanying consolidated statement of operations.

        The fair value of each option award is estimated, on the date of grant using the Black-Scholes option pricing model, which incorporates ranges of assumptions for inputs as shown in the following table:

  •
  The expected volatility is estimated based on the historical volatility of the Company's stock over the contractual life of the options and the Company's expectations regarding stock volatility in the future.

  •
  The expected life of options granted is derived from historical Company experience and represents the period of time the options are expected to be outstanding.

  •
  The Company uses historical data to estimate option exercise and employee termination behavior within the valuation model.

GOLDLEAF FINANCIAL SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. EMPLOYEE STOCK OPTION PLANS (Continued)

  •
  The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods within the contractual life of the option.

	Year ended December 31,
	2008	2007
Dividend yield range	0.0%	0.0%
Expected volatility	58%	58%
Risk-free interest rate range	2.87% - 3.34%	4.32% - 4.68%
Expected term (in years)	6.2 years	6.2 years

        As of December 31, 2008, there was $1.8 million of total forfeiture adjusted unrecognized compensation cost related to unvested share-based compensation arrangements. We expected to recognize this cost over a weighted-average period of 2.4 years.

        Below is a summary of the Company's option activity as of December 31, 2008 and 2007:

	Number of Shares	Weighted Average Exercise Price	Remaining Contractual Life	Intrinsic Value
Balance at December 31, 2006	1,426,189	$8.65
Granted	871,000	5.00
Exercised	(12,943)	4.14
Forfeited and expired	(431,107)	6.39

Balance at December 31, 2007	1,853,139	$7.50	8.17	$—
Granted	862,500	2.32
Exercised	—	—
Forfeited and expired	(113,701)	20.75

Balance at December 31, 2008	$2,601,938	$5.20	7.89	$—

Balance exercisable at December 31, 2008	1,306,751	$6.93	6.81	$—

        The weighted-average grant date fair value of options granted during the years ended December 31, 2008, 2007 was $1.33 and $2.99, respectively. The total fair value of stock options that vested during the years ended December 31, 2008 and 2007 was approximately $759,000 and $1,600, respectively. The total intrinsic value of stock options exercised during the years ended December 31, 2008 and 2007 was $0 and $24,900, respectively.

        We granted 90,000 shares of restricted stock options all of which are unvested for the year ended December 31, 2008 and the weighted average grant date fair value was $1.75.

16. LOSS PER SHARE

        Basic income or loss per share is computed by dividing net income or loss available to common stockholders by the weighted average number of common shares outstanding during the year. Diluted income per share is computed by dividing net loss available to common stockholders by the weighted average number of dilutive common and common equivalent shares outstanding during the fiscal year, which includes the additional dilution related to conversion of preferred stock, common stock warrants and stock options as computed under the treasury stock method.

GOLDLEAF FINANCIAL SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. LOSS PER SHARE (Continued)

        The following table is a reconciliation of the Company's basic and diluted loss per share in accordance with SFAS No. 128 (in thousands, except per share data):

	2008	2007
Net loss available to common stockholders	$(38,804)	$(576)

Basic loss per share:
Weighted average common shares outstanding	19,081	17,276

Basic loss per share	$(2.03)	$(0.03)

Diluted loss per share:
Weighted average common shares outstanding	19,081	17,276
Dilutive common share equivalents	—	—

Total diluted shares outstanding	19,081	17,276

Diluted loss per share	$(2.03)	$(0.03)

        All employee stock options, contingently issuable common shares, warrants and preferred shares were excluded from diluted loss per share for the years ended December 31, 2008 and 2007 as the effect would be anti-dilutive.

        In connection with the Company's acquisition of Alogent, former Alogent shareholders received 1,889,469 shares of common stock with an aggregate market value of $2.8 million, based on the price of our common stock on the day of closing which was $1.47 per share.

17. COMMITMENTS AND CONTINGENCIES

        The Company leases automobiles and office space and equipment under various operating lease agreements. Rent expense for the years ended December 31, 2008, 2007 totaled approximately $2.9 million and $2.5 million, respectively, and is included in general and administrative expense in the consolidated statements of operations.

        As of December 31, 2008, the future minimum lease payments relating to operating lease obligations are as follows (in thousands):

2009	$2,451
2010	1,509
2011	779
2012	484
2013	423
Thereafter	—

$5,646

        The future minimum lease payments will be offset for the years ended December 31, 2009 and 2010 by $129,000 and $114,000, respectively, under noncancelable subleases.

GOLDLEAF FINANCIAL SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. COMMITMENTS AND CONTINGENCIES (Continued)

Legal Proceedings

        We are not currently a party to, and none of our material properties is currently subject to, any material litigation other than routine litigation incidental to our business.

Employment Agreements

        The Company has entered into employment agreements, severance agreements and change of control agreements with certain executive officers and employees of the Company, most of which the Company acquired through its acquisition of GTI, CBS and Alogent. These agreements provide for compensation to the individuals in the form of annual base salaries and, occasionally, bonuses. As of December 31, 2008, the Company had nine employment agreements, four severance agreements, and seven change of control agreements. The employment agreements provide for severance benefits, ranging up to 24 months, upon the occurrence of certain events, including a change in control, as defined in the individual agreements. The severance agreements provide for severance benefits ranging from two to six months, depending on the circumstances under which the employee separates from the Company. The change in control agreements provide for severance benefits ranging from six to 12 months if the individual's employment terminates following a change of control. As of March 31, 2009, the number of employment agreements between the Company and its employees had decreased to six.

Earn out Agreements

        In our May 2007 asset purchase agreement with Data Trade, we agreed to a twenty-four month earn out following the acquisition date based on EBITDA targets. In 2008 we paid $2.2 million of this earn out liability for the first twelve months of the earn out period. The shareholders may be entitled to additional payments under this agreement, if earned, based on the financial performance of the acquired business during the remaining twelve-month period ending April 30, 2009. The second payment if earned would be due on August 15, 2009.

18. EMPLOYEE BENEFIT PLANS

        The Company has an employee savings plan, the Goldleaf Financial Solutions, Inc. 401(k) Retirement Plan (the "Plan"), which permits participants to make contributions by salary reduction pursuant to section 401(k) of the Internal Revenue Code. As of December 31, 2007 the Company matched contributions by employees up to a maximum of $1,000 per employee. In 2008, the Company matched contributions by employees up to a maximum of $1,250 per employee. Employees are eligible for participation in the plan upon hire and are eligible for matching contributions immediately following one year of service. Total contributions made by the Company to the Plan for the years ended December 31, 2008 and 2007 were $0.4 million and $0.2 million, respectively, and are included in operating expenses in the consolidated statements of income.

19. RELATED PARTY TRANSACTIONS

        In conjunction with the acquisition of GTI discussed in Note 1, the Company issued two notes payable to the former President of GTI, as a portion of the consideration paid to him for executing an employment agreement with the Company. The notes had original principal balances of $850,000 (due June 15, 2006) and $150,000 (due April 30, 2007), were unsecured and carried interest at the prime rate as published in The Wall Street Journal (8.25% at April 30, 2007). On June 15, 2006, $350,000 of the $850,000 note was paid and the remaining $500,000 was paid on July 15, 2006. The remaining

GOLDLEAF FINANCIAL SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19. RELATED PARTY TRANSACTIONS (Continued)

$150,000 was paid to the former President of GTI on April 30, 2007. These notes were included as a component of the GTI purchase price.

        The Company executed convertible notes of $7.0 million delivered to the Alogent shareholders on January 17, 2008, having a 24 month term and a 7.0% annual interest rate payable quarterly in arrears. The principal under the notes is convertible, at the option of the holder, into shares of our common stock at a conversion price of $4.50 per share.

20. QUARTERLY FINANCIAL DATA (UNAUDITED)

	Quarter Ended (in thousands, except per share data)
	Dec. 31, 2008	Sep. 30, 2008	June 30, 2008	Mar. 31, 2008	Dec. 31, 2007	Sep. 30, 2007	June 30, 2007	Mar. 31, 2007
Consolidated Statement of Income data:
Revenues	$19,641	$22,248	$20,489	$19,195	$14,534	$14,343	$14,745	$13,047

Gross profit	$14,030	$16,434	$15,522	$14,727	$11,396	$11,220	$11,425	$10,256

Operating income (loss)	$(38,648)	$2,048	$1,012	$17	$967	$529	$305	$(530)

Income (loss) before income taxes	$(39,664)	$1,323	$551	$(902)	$948	$273	$74	$(613)

Income tax provision (benefit)	$(331)	$603	$229	$(389)	$1,340	$181	$(27)	$(236)

Net (loss) income available to common stockholders	$(39,333)	$720	$322	$(513)	$(392)	$92	$101	$(377)

(Loss) earnings per share:
Basic	$(2.05)	$0.04	$0.02	$(0.03)	$(0.03)	$0.01	$0.01	$(0.02)

Diluted common share	$(2.05)	$0.04	$0.02	$(0.03)	$(0.03)	$0.01	$0.01	$(0.02)

        Gross profit has been updated to reflect additional training expenses and other operational expenses that were previously in sales and marketing that should be reflected in cost of revenues and varies slightly compared to our previously filed Form 10-Qs. The differences consisted of $190,000 of additional cost of revenues for the fiscal year ended December 31, 2007 and $48,000 of additional cost or revenues related to the first and second quarter filings for the year ended December 31, 2008.

        The net (loss) income available to common stockholders of $39.3 million for the quarter ended December 31, 2008 includes a goodwill impairment of approximately $38.1 million.

21. SEGMENT INFORMATION

        The Company operates in two reportable segments: financial institution services and retail inventory management services. The Company presents its segment reporting under SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. Additionally, $1.5 million of the goodwill originating from the Towne acquisition has been allocated to the retail inventory management services segment and is therefore included in the segment's total assets as of December 31, 2007. For the year ended December 31, 2008 the $1.5 million of goodwill was charged to the consolidated statement of operations to record goodwill impairment.

GOLDLEAF FINANCIAL SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

21. SEGMENT INFORMATION (Continued)

        The following table summarizes the financial information concerning the Company's reportable segments for the years ended December 31 (in thousands):

	2008			2007
	Financial Institution Services	Retail Inventory Management Services	Total	Financial Institution Services	Retail Inventory Management Services	Total
Revenues	$73,871	$7,702	$81,573	$48,464	$8,205	$56,669

Gross profit	$53,892	$6,821	$60,713	$36,988	$7,309	$44,297

Goodwill impairment	$36,492	$1,624	$38,116	$—	$—	$—

Assets	$94,327	$1,544	$95,871	$78,954	$3,224	$82,178

Total expenditures for additions to long-lived assets	$6,087	$87	$6,174	$4,286	$21	$4,307

Goodwill	$24,022	$446	$24,468	$32,147	$2,070	$34,217

        Total gross profit by segment reconciles to operating income as follows (in thousands):

	2008	2007
Gross profit	$60,713	$44,297
Less: operating expenses	(96,284)	(43,026)

Operating income (loss)	$(35,571)	$1,271

22. SUBSEQUENT EVENTS

        The Company amended its Credit Agreement on February 18, 2009 as further discussed in Note 11.

SIGNATURES

        Pursuant to the requirements of Schedule 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Goldleaf Financial Solutions, Inc.
/s/ G. LYNN BOGGS G. Lynn Boggs Chief Executive Officer

Date: March 31, 2009

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ G. LYNN BOGGS G. Lynn Boggs	Chief Executive Officer and Director (Principal Executive Officer)	March 31, 2009
/s/ DANIEL OWENS Daniel Owens	Chief Financial Officer (Principal Financial and Accounting Officer)	March 31, 2009
/s/ LAWRENCE A. HOUGH Lawrence A. Hough	Director	March 31, 2009
/s/ BILL MATHIS Bill Mathis	Director	March 31, 2009
/s/ ROBERT A. MCCABE, JR. Robert A. McCabe, Jr.	Director	March 31, 2009
/s/ JOHN D. SCHNEIDER, JR. John D. Schneider, Jr.	Director	March 31, 2009
/s/ BECK TAYLOR Beck Taylor	Director	March 31, 2009

S-1

INDEX TO EXHIBITS

Exhibit Number		Description of Exhibit
3.1		Amended and Restated Charter of the Company (incorporated by reference to Exhibit 3.1 of Amendment No. 1 to the Company's Registration Statement on Form S-1 (File No. 33375013) filed with the SEC on May 3, 1999).
3.1.1		Charter Amendment dated August 9, 2001 (incorporated by reference to Exhibit 3.3 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).
3.1.2		Charter Amendment dated August 9, 2001 (incorporated by reference to Exhibit 3.4 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).
3.1.3		Charter Amendment dated January 16, 2004 (incorporated by reference to Exhibit B of the Company's Definitive Proxy Statement on Schedule 14A filed with the SEC on December 29, 2003).
3.1.4		Charter Amendment dated January 23, 2006 (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the SEC on January 26, 2006).
3.1.5		Charter Amendment dated January 24, 2006 (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K with the SEC on January 26, 2006).
3.1.6		Charter Amendment dated May 4, 2006 and effective May 5, 2006 (incorporated by reference to Exhibit 3.1 of the Company's Current Report on Form 8-K filed with the SEC on May 10, 2006).
3.1.7		Charter Amendment dated September 8, 2006 (incorporated by reference to Exhibit 3.1 of the Company's Current Report on Form 8-K filed with the SEC on September 8, 2006).
3.2
Second Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 of Amendment No. 1 to the Company's Registration Statement on Form S-1 (File No. 333-722;75013) filed with the SEC on May 3, 1999).
3.2.1		Bylaws Amendment dated January 20, 2004 (incorporated by reference to Exhibit 3.2.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2003).
3.2.2		Amendment to Second Amended and Restated Bylaws Dated November 7, 2007 (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the SEC on November 8, 2007).
4.1	*	Form of Certificate of Common Stock of the Company.
10.1
Form of Non-qualified Stock Option Agreement without change of control provision (incorporated by reference to Exhibit 10.6 to the Company's Registration Statement on Form S-1 (File No. 333-75013) filed with the SEC on March 25, 1999).
10.2
Form of Non-qualified Stock Option Agreement with change of control provision (incorporated by reference to Exhibit 10.7 to the Company's Registration Statement on Form S-1 (File No. 333-75013) filed with the SEC on March 25, 1999).
10.3		Goldleaf Financial Solutions, Inc. 1999 Amended and Restated Stock Option Plan (incorporated by reference to Exhibit 10.8 to the Company's Registration Statement No. 333-75013 on Form S-1).
10.4
Goldleaf Financial Solutions, Inc. 2004 Equity Incentive Plan (incorporated by reference to Appendix B to the Company's Definitive Proxy Statement on Schedule 14A filed with the SEC on April 23, 2004).

Exhibit Number	Description of Exhibit
10.5	Incentive Stock Option Agreement dated August 4, 2004 between the Company and Henry M. Baroco (incorporated by reference to Exhibit 10.5 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).
10.6	Amended and Restated Employment Agreement dated April 22, 2008 between the Company and Henry M. Baroco.
10.7
Registration Rights Agreement dated December 9, 2005 between the Company and certain of the Captiva Solutions, LLC members (incorporated by reference to Annex B to the Company's Definitive Proxy Statement on Schedule 14A filed with the SEC on November 17, 2005).
10.8
Goldleaf Financial Solutions, Inc. 2005 Long-Term Equity Incentive Plan (incorporated by reference to Annex E to the Company's Definitive Proxy Statement on Schedule 14A filed with the SEC on November 17, 2005).
10.9
Employment Agreement dated December 9, 2005 between the Company and G. Lynn Boggs (incorporated by reference to Exhibit 10.8 to the Company's Current Report on Form 8-K filed with the SEC on December 13, 2005).
10.10
Employment Agreement dated January 31, 2006 between the Company and Paul McCulloch (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on April 26, 2006).
10.11
Redemption and Recapitalization Agreement dated April 25, 2006 between the Company and Lightyear PBI Holdings, LLC (incorporated by reference to Exhibit 10.38 to the Company's Registration Statement on Form S-1 (File No. 333-133542) filed with the SEC on April 26, 2006).
10.12
First Amendment to the Goldleaf Financial Solutions, Inc. 2005 Long-Term Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on August 14, 2006).
10.13
First Amendment to the Goldleaf Financial Solutions, Inc. 2004 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on August 14, 2006).
10.14
Employment Agreement dated September 15, 2006 between the Company and Scott R. Meyerhoff (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on September 15, 2006).
10.15
Underwriting Agreement dated October 4, 2006 between the Company, Friedman, Billings, Ramsey & Co., Inc., and certain other underwriters (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on October 6, 2006).
10.16
Termination and Amendment Agreement among Goldleaf Financial Solutions, Inc., Lightyear PBI Holdings, LLC, and The Lightyear Fund, L.P (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on July 2, 2008).
10.17
Second Amended and Restated Securityholders Agreement among Goldleaf Financial Solutions, Inc. and Lightyear PBI Holdings, LLC (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on July 2, 2008).
10.18
Second Amended and Restated Credit Agreement dated November 30, 2006 by and among the Company, Bank of America, N.A., The Peoples Bank, and Wachovia Bank, N.A. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on December 6, 2006).

Exhibit Number	Description of Exhibit
10.19	Form of Second Amended and Restated Revolving Credit Loan Note (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on December 6, 2006).
10.20
Asset Purchase Agreement dated March 14, 2007 by and among Goldleaf Financial Solutions, Inc., Community Banking Systems, Ltd. And certain affiliates of Community Banking Systems, Ltd. (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on May 4, 2007).
10.21	Second Amendment to the Company's 2005 Long-Term Equity Incentive Plan (incorporated by reference to Annex D of the Company's Proxy Statement and filed with SEC on April 23, 2007).
10.22
Asset Purchase Agreement dated May 1, 2007 by and among Goldleaf Financial Solutions, Inc., DataTrade L.L.C., Colin McAllister, Clay Hamlet and Donald "Matt" Murphy (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed with the SEC on May 15, 2007).
10.23
Amendment to Employment Agreement between the Company and G. Lynn Boggs, dated May 10, 2007 (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed with the SEC on May 15, 2007).
10.24	Advisor Agreement between the Company and J. Scott Craighead, dated August 15, 2007.
10.25
Employment Agreement between the Company and John R. Polchin dated August 28, 2007 (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed with the SEC on August 31, 2007).
10.26
Amended and Restated Change in Control Severance Pay Agreement between Goldleaf Financial Solutions, Inc. and Dan Owens dated November 6, 2008 (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2008).
10.27	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2008).
10.28
Registration Rights Agreement dated January 17, 2008 between the Company and certain former shareholders of Alogent Corporation (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2008).
10.29
Form of Convertible Note from the Company to certain shareholders of Alogent Corporation dated January 17, 2008 (incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2008).
10.30
First Amendment dated January 17, 2008 to Second Amended and Restated Credit Agreement dated November 30, 2006 by and among the Company, Bank of America, N.A., The Peoples Bank and Wachovia Bank, N.A (incorporated by reference to Exhibit 10.3 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2008).
10.31
Second Amendment dated December 24, 2008 to Second Amended and Restated Credit Agreement dated November 30, 2006 by and among the Company, Bank of America, N.A., The Peoples Bank and Wachovia Bank, N.A.
10.32
Interest Rate Swap Agreement with Bank of America, N.A. dated January 30, 2008 (incorporated by reference to Exhibit 10.4 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2008).

Exhibit Number	Description of Exhibit
10.33	Employment Agreement dated January 2006, between the Company and David Peterson (incorporated by reference to Exhibit 10.5 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2008).
10.34
Employment Agreement dated January 17, 2008, between the Company and Brian Geisel (incorporated by reference to Exhibit 10.6 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2008).
16.1	Letter from Grant Thornton LLP dated April 23, 2007 (incorporated by reference to Exhibit 16.1 of the Company's Current Report on Form 8-K/A filed with the SEC on April 24, 2007).
21	Subsidiaries of Goldleaf Financial Solutions, Inc.
23.1	Consent of Ernst & Young LLP.
31.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002—Chief Executive Officer.
31.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002—Chief Financial Officer.
32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002—Chief Executive Officer.
32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002—Chief Financial Officer.

*
The attachment referenced in this exhibit is not included in this filing but is available from Goldleaf upon request.