Form 10-Q
period 2009-03-31
GOLDLEAF FINANCIAL SOLUTIONS INC.
filed 2009-05-14
CIK 1069469

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

or

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rul 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer; or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and smaller reporting company in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

On May 6, 2009, 19,463,238 shares of the Registrant’s no par value Common Stock were outstanding.

PART I – FINANCIAL INFORMATION

GOLDLEAF FINANCIAL SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	March 31, 2009	December 31, 2008
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,653	$5,292
Restricted cash	592	1,312
Trade accounts receivable, net	8,388	12,238
Inventory	834	1,159
Investment in direct financing leases	1,751	1,755
Prepaids and other current assets	2,514	2,063
Total current assets	16,732	23,819

Property and equipment, net	3,975	4,313
Operating lease equipment, net	8	11

Software development costs, net	7,844	7,289
Investment in direct financing leases, net of current portion	2,920	2,907
Intangibles and other assets, net	32,026	33,064
Goodwill	24,468	24,468
Total assets	$87,973	$95,871

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Revolving line of credit	$36,900	$—
Accounts payable	3,305	3,298
Accrued liabilities	3,077	4,969
Deferred revenue	11,124	13,946
Customer deposits	2,806	3,526
Capital lease obligations	403	403
Non-recourse lease note payable	1,448	1,702
Current portion of long term debt	218	216
Convertible notes payable	7,000	—
Other current liabilities	342	405
Total current liabilities	66,623	28,465

Revolving line of credit	—	37,500
Deferred revenue, net of current portion	394	480
Capital lease obligation, net of current portion	40	141
Non-recourse lease note payable, net of current portion	2,820	2,583
Long term debt, net of current portion	233	289
Convertible notes payable	—	7,000
Deferred income taxes, net of current portion	3,527	3,527
Other non-current liabilities	845	690
Total liabilities	74,482	80,675

Commitments and contingencies

Stockholders’ equity:
Common stock, no par value; 100,000,000 shares authorized; shares issued and outstanding, 19,168,784	—	—
Preferred stock, no par value; 20,000,000 shares authorized, no shares outstanding	—	—
Additional paid-in capital	73,711	73,402
Accumulated deficit	(60,220)	(58,206)
Total stockholders’ equity	13,491	15,196
Total liabilities and stockholders’ equity	$87,973	$95,871

The accompanying notes are an integral part of these consolidated financial statements.

GOLDLEAF FINANCIAL SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the three months ended March 31, 2009 and 2008

(in thousands, except share data)

	2009	2008
	(unaudited)
Revenues:
Financial institution services	$15,037	$16,369
Retail inventory management services	1,612	1,977
Other products and services	1,697	849
Total revenues	18,346	19,195

Cost of Revenues:
Financial institution services	4,385	3,740
Retail inventory management services	211	230
Other products and services	1,244	496
Gross profit	12,506	14,729

Operating Expenses:
General and administrative	5,680	6,270
Selling and marketing	4,823	5,383
Research and development	2,150	1,855
Amortization	965	1,187
Other operating expenses	333	17
Total operating expenses	13,951	14,712
Operating (loss) income	(1,445)	17

Interest expense, net	540	919

Loss before income taxes	(1,985)	(902)

Income tax provision (benefit)	29	(389)

Net loss	$(2,014)	$(513)

Loss per share:
Basic	$(0.11)	$(0.03)
Diluted	$(0.11)	$(0.03)

The accompanying notes are an integral part of these consolidated financial statements.

GOLDLEAF FINANCIAL SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the three months ended March 31, 2009 and 2008

(in thousands)

	2009	2008
	(unaudited)
Cash flows from operating activities:
Net loss	$(2,014)	$(513)

Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	1,840	2,214
Depreciation on operating lease equipment	3	3
Deferred income taxes	—	(389)
Amortization of debt issuance cost and discount	54	44
Stock compensation expense	309	167
Amortization of lease income and initial direct costs	(124)	(153)
Loss (gain) on write-down or disposal of property and equipment and software development costs	6	(5)
Deferred gain on land sale	(4)	(4)
Loss (gain) on sale of leased equipment	2	(8)
Unrealized loss (gain) on interest rate swap	(63)	234
Gain on sale of core processing and WinTELLER assets	(25)	—
Changes in assets and liabilities:
Restricted cash and customer deposits	—	60
Trade accounts receivable	3,850	158
Inventory	325	(288)
Prepaids and other current assets	(396)	623
Other non-current assets	30	35
Accounts payable	8	453
Accrued liabilities	(1,892)	1,483
Deferred revenue	(2,895)	962
Other non-current liabilities	159	(150)
Net cash (used in) provided by operating activities	(827)	4,926

Cash flows from investing activities:
Acquisition of Alogent, net of cash acquired	—	(32,990)
Acquisition of businesses, net of cash acquired	—	(24)
Proceeds from lease termination	—	8
Investment in direct financing leases	(160)	(109)
Lease receivables collected	273	398
Additions to property and equipment	(153)	(705)
Software development costs	(879)	(755)
Additions to intangibles and other assets	(121)	(193)
Net cash used in investing activities	(1,040)	(34,370)

-  Continued  -

The accompanying notes are an integral part of these consolidated financial statements.

GOLDLEAF FINANCIAL SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

For the three months ended March 31, 2009 and 2008

(in thousands)

	2009	2008
	(unaudited)
Cash flows from financing activities:
Proceeds from line of credit	—	32,000
Payments on line of credit	(600)	(1,000)
Payments on capital lease obligation	(101)	(104)
Proceeds from non-recourse lease note payable	483	388
Payments of non-recourse lease note payable	(500)	(513)
Payment of long term debt	(54)	—
Net cash (used in) provided by financing activities	(772)	30,771

Net change in cash and cash equivalents	(2,639)	1,327

Cash and cash equivalents at the beginning of period	5,292	2,648
Cash and cash equivalents at the end of period	$2,653	$3,975

Supplemental non-cash information:
Issuance of additional 1,889,469 common shares as purchase consideration in the Alogent acquisition	$—	$2,638
Issuance of convertible note payable as purchase consideration in the Alogent acquisition	$—	$7,000
Purchase of software licenses through issuance of long-term debt	$—	$462

The accompanying notes are an integral part of these consolidated financial statements.

GOLDLEAF FINANCIAL SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Organization and Basis of Presentation

Goldleaf Financial Solutions, Inc. (“Goldleaf” or the “Company”) offers a strategic suite of integrated technology and payment processing solutions to financial institutions of all sizes. Goldleaf’s products and services enable financial institutions to succeed in today’s competitive market, solidify their trusted financial relationships, expand their presence, and improve profitability through the efficient use of technology.

We generate revenue from the following three main sources:

•                  Financial institution services, which include:

•                  Payment solutions, and

•                  Lending solutions

•                  Retail inventory management services; and

•                  Other products and services

The accompanying consolidated financial statements are unaudited and include the accounts of Goldleaf Financial Solutions, Inc. and its wholly owned subsidiaries. All intercompany transactions and accounts have been eliminated.  The Company operates in two reportable segments, financial institution services and retail inventory management services.

In the opinion of management, all adjustments, normal and recurring in nature, necessary for the fair presentation of the consolidated financial statements have been included. Additionally, certain amounts reported in prior periods have been reclassed to conform to current presentation.

Interim results are not necessarily indicative of results for the full year.  The consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial reporting, and with the instructions of Form 10-Q and Article 10 of Regulation S-X and accordingly they do not include all the information and footnotes required in the annual consolidated financial statements and accompanying footnotes.  These consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2008.

Our significant accounting policies include revenue recognition, software development, income taxes, acquisition accounting, accounting for long-lived assets, intangibles assets, and goodwill.  Please refer to our critical accounting policies as described in our annual financial statements in our Annual Report on Form 10-K for the year ended December 31, 2008 for a more detailed description of these accounting policies.

2. Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141(R)”), which replaces SFAS No. 141, Business Combinations. SFAS 141(R) generally retains the underlying concepts of SFAS 141 because it requires all business combinations to be accounted for at fair value under the acquisition method of accounting, but it changes how the acquisition method of accounting is applied in a number of significant aspects. Acquisition costs will be expensed as incurred; contingent consideration will be recorded at fair value on the date of acquisition; restructuring costs associated with a business combination will be expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date will affect the income tax provision. SFAS 141(R) is effective on a prospective basis for all of the Company’s business combinations with an acquisition date on or after January 1, 2009, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. We adopted SFAS 141(R) and concluded it had no material impact on our consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (an amendment of FASB Statement No. 133) (“SFAS 161”), which requires enhanced disclosures for derivative and hedging activities. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Early application is encouraged. We adopted SFAS 161, which became effective January 1, 2009, and the required disclosures have been included in Note 9. “Derivative”, to the consolidated financial statements.

In April 2008, the FASB issued Staff Position No. FAS 142-3, The Determination of the Useful Life of Intangible Assets (“FSP 142-3”), which amends the factors that should be considered in developing renewal or extension assumptions used to determine useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). The intent is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R), and other U.S. generally accepted accounting principles. We adopted FSP 142-3 and concluded it had no material impact on our consolidated financial statements.

In April 2009, the FASB issued Staff Position No. 107-1, Interim Disclosures About Fair Value of Financial Instruments (“FSP 107-1”).  FSP 107-1 extends the disclosure requirements of SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to interim financial statements of publicly traded companies.  FSP 107-1 requires disclosures of the fair value of all financial instruments, with the exception of a few, that must be presented together with the carrying value of the financial instruments in a manner that clearly distinguishes between assets and liabilities and indicates where the amounts are reported on the balance sheet.  It also requires disclosure on the methods and significant assumptions used to estimate fair value.  FSP 107-1 will be effective in our interim reporting for the three months ended June 30, 2009.  We do not anticipate this pronouncement to have a material effect on our consolidated financial statements.

3. Commitments and Contingencies

Revolving Line of Credit and Long-Term Debt

The Company is party to a Second Amended and Restated Credit Agreement with Bank of America, N.A., Wachovia Bank, N.A., and The People’s Bank of Winder, dated November 30, 2006, which was amended on January 17, 2008, December 24, 2008, and February 18, 2009.  January 15, 2010 is the maturity date of this credit agreement.

The revolving line of credit is classified as a current liability as of March 31, 2009, compared to a long term liability as of December 31, 2008, as the maturity date of the credit agreement, which is January 15, 2010, causes this liability to be due in less than one year from the balance sheet date.  The Company is currently in the process of working with its lending partners to refinance the existing credit facility under similar terms.  The refinancing is expected to be complete by the end of the 2009 fiscal year.

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

•                  the funded debt to EBITDA ratio (as defined) is 3.0;

•                  the senior funded debt to EBITDA ratio (as defined) is 3.0; and

•                  the Company is to maintain a fixed charge coverage ratio (as defined) of not less than 2:1.

We borrowed $32.0 million against the line of credit to fund the Alogent acquisition in January 2008. As of March 31, 2009 and December 31, 2008 we owed $36.9 million and $37.5 million, respectively, on the revolving line of credit. As of March 31, 2009, we were in compliance with the restrictive financial and non-financial covenants contained in the second amended and restated credit agreement.  At March 31, 2009, we had eligible capacity as defined to borrow $8.1 million under the second amended and restated credit agreement.

On February 18, 2009, we amended the definition of EBITDA under the Credit Agreement so that the first sentence of the definition was deleted in its entirety and replaced by the following text:

“EBITDA” means, with respect to any Person for any period, on a consolidated basis the sum of (a) net income available to common stockholders plus (b) to the extent deducted in arriving at net income, the sum of: (i) preferred stock dividends paid and preferred stock deemed distributions, (ii) income tax expense (less income tax benefit), (iii) interest expense, (iv) depreciation and amortization, (v) annual maintenance fees that will be required to be excluded from deferred revenue and the profit and loss statement in accordance with GAAP purchase accounting rules and (vi) any non-cash charges and expenses, including goodwill impairment charges, minus (c) to the extent included in arriving at net income, any (i) non-cash gains and (ii) gains as a result of payments in connection with the sale of the core data processing and teller system business disposed of by Borrower including, without limitation, earn out payments; provided, however, for calculation periods ending on or after December 31, 2008, to the extent otherwise included for such calculation period, EBITDA shall not include EBITDA from the core data processing and teller system business disposed of by Borrower.

The Company executed convertible notes of $7.0 million delivered to the Alogent shareholders on January 17, 2008, having a 24 month term and a 7.0% annual interest rate payable quarterly in arrears. The principal under the notes is convertible, at the option of the holder, into shares of our common stock at a conversion price of $4.50 per share.   These notes have a maturity date of January 17, 2010 and, therefore, are classified as a current liability as of March 31, 2009 compared to a long-term liability as of December 31, 2008.

Legal Proceedings

We are not currently a party to, and none of our material properties is currently subject to, any material litigation other than routine litigation incidental to our business.

Employment Agreements

The Company has entered into employment agreements, severance agreements and change of control agreements with certain executive officers and employees of the Company, most of which the Company acquired through its various acquisitions. These agreements provide for compensation to the individuals in the form of annual base salaries and, occasionally, bonuses. As of March 31, 2009, the Company had eight employment agreements, four severance agreements, and seven change of control agreements. The employment agreements provide for severance benefits, ranging up to 24 months, upon the occurrence of certain events, including a change in control, as defined in the individual agreements. The severance agreements provide for severance benefits ranging from two to six months, depending on the circumstances under which the employee separates from the Company. The change in control agreements provide for severance benefits ranging from six to 12 months if the individual’s employment terminates following a change of control.

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

4. Comprehensive Loss

Comprehensive loss for the three months ended March 31, 2009 and 2008 was, in each case, comprised solely of net loss.

5. Net Loss per Share

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

The following table is a reconciliation of the Company’s basic and diluted loss per share in accordance with SFAS No. 128 (in thousands, except per share data):

	Three months ended March 31,
	2009	2008

Net loss	$(2,014)	$(513)

Basic loss per share:
Weighted average common shares outstanding	19,169	18,816
Basic loss per share	$(0.11)	$(0.03)
Diluted loss per share:
Weighted average common shares outstanding	19,169	18,816
Dilutive common share equivalents	—	—
Total diluted shares outstanding	19,169	18,816
Diluted loss per share	$(0.11)	$(0.03)

All employee stock options and contingently issuable common shares were excluded from diluted loss per share for the three months ended March 31, 2009 and 2008 as the effect would be anti-dilutive.

6. Income Taxes

The effective tax rates for the three months ended March 31, 2009 and 2008 were (1.5%) and 43.2%, respectively.  For the three months ended March 31, 2009, tax expense consisted of federal and state income tax benefit of approximately $0.7 million offset by foreign income tax expense of $27,000, and a valuation allowance of $0.7 million. The primary reason for the difference between the effective tax rates period-over-period is due to the Company’s valuation allowance that was recorded against deferred tax assets for the three months ended March 31, 2009.

As of March 31, 2009 and December 31, 2008, the Company believed that it is more likely than not that the Company will not be able to generate sufficient taxable income in future years in order to realize the deferred tax assets that are recorded, with certain exceptions. As such a valuation allowance of $5.4 million and $4.7 million has been provided against the Company’s federal and state deferred tax assets as of March 31, 2009 and December 31, 2008, respectively.

7. Stock Compensation

As of March 31, 2009, there was $1.6 million of total forfeiture adjusted compensation cost related to unvested share-based compensation arrangements.  We expect to recognize this cost over a weighted-average period of approximately 2.0 years.

8. Fair Value Measurements

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

The following table provides information on the assets and liabilities we measure at fair value on a recurring basis (in thousands).

	Carrying amount in consolidated balance sheets	Fair Value	Fair value measurements using
			Level 1	Level 2	Level 3

Interest rate swap liability as of March 31, 2009	$342	$342	$—	$342	$—

Interest rate swap liability as of December 31, 2008	$405	$405	$—	$405	$—

We determined the fair value of the derivative instrument shown in the table above by using external broker statements which use widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows. The analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market based inputs.

9. Derivative

The Company does not enter into derivatives or other financial instruments for trading or speculative purposes; however, in order to manage its exposure to interest rate risk from the Company’s existing credit facility, on January 30, 2008 the Company entered into an interest rate swap (the “Swap”) with a notional amount of $20.0 million, receiving a one month LIBOR interest rate while paying a fixed rate of 2.95% over the period beginning February 8, 2008 and ending November 30, 2009. The effect of the Swap is to lock the LIBOR component interest rate on $20.0 million of one month floating rate LIBOR debt at 2.95%. As of March 31, 2009 and December 31, 2008 the Swap had an estimated negative fair value equal to $0.3 million and $0.4 million, respectively, as classified under other current liabilities in the consolidated balance sheets. We recorded a $63,000 unrealized gain and a $235,000 unrealized loss for the three months ended March 31, 2009 and 2008, respectively, which was recorded in interest expense, net in the consolidated statements of operations, in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”). The estimated fair value of the Swap may rise and fall over the life of the Swap as market expectations of future floating LIBOR interest rates change in relation to the fixed rate of 2.95%.

This Swap agreement contains provisions whereby if we default on our credit facility, we may also be deemed in default of our interest rate swap obligation.  The fair value of our swap is in a liability position and totals approximately $0.3 million as of March 31, 2009.  This Swap agreement shares the same collateral as that of our credit facility and no other collateral has been posted against this obligation.  If we were to default on our agreement, we may be required to settle our obligation at the amount that would approximate the then fair value of the derivative.

10. Segment Information

The Company operates in two reportable segments: financial institution services and retail inventory management services. The Company presents its segment reporting under SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. Additionally, $1.5 million of the goodwill originating from the Towne acquisition has been allocated to the retail inventory management services segment and is therefore included in the segment’s total assets as of March 31, 2008.  The $1.5 million of goodwill originating from the Towne acquisition was included in the goodwill impairment recorded as of December 31, 2008.

The following table summarizes the financial information concerning the Company’s reportable segments for the three months ended March 31, (in thousands):

	Three months ended March 31, 2009			Three months ended March 31, 2008
	Financial Institution Services	Retail Inventory Management Services	Total	Financial Institution Services	Retail Inventory Management Services	Total

Revenues	$16,734	$1,612	$18,346	$17,218	$1,977	$19,195

Gross profit	$11,105	$1,401	$12,506	$12,982	$1,747	$14,729

Assets	$86,620	$1,353	$87,973	$132,300	$3,223	$135,523

Total expenditures for additions to long-lived assets	$1,125	$28	$1,153	$1,631	$22	$1,653

Goodwill	$24,022	$446	$24,468	$54,776	$2,070	$56,846

Total gross profit by segment reconciles to operating income as follows (in thousands):

	Three months ended	Three months ended
	March 31, 2009	March 31, 2008

Gross profit	$12,506	$14,729
Less: operating expenses	(13,951)	(14,712)
Operating income (loss)	$(1,445)	$17

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

In this report, all references to “we”, “us”, “our”, the “Company” and “Goldleaf” refer to Goldleaf Financial Solutions, Inc., a Tennessee corporation and its wholly owned subsidiaries.

Forward-Looking Statements

This report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements relate to future economic performance, plans and objectives of management for future operations and projections of revenues and other financial items that are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management. The words “expect,” “estimate,” “anticipate,” “believe,” and similar expressions are intended to identify forward-looking statements. We make forward-looking statements in Item 2 of Part I and in Item 1A of Part II of this report. Some of the forward-looking statements relate to our intent, belief or expectations regarding our strategies and plans for operations and growth. Other forward-looking statements relate to trends affecting our financial condition and results of operations and our anticipated capital needs and expenditures. These statements involve risks, uncertainties and assumptions, including industry and economic conditions, competition and other factors discussed in this and our other filings with the SEC. These forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and actual results may differ materially from those that are anticipated in the forward-looking statements. Other forward-looking statements relate to trends affecting our financial condition and results of operations and our anticipated capital needs and expenditures. See Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2008, for a description of some of the important factors that may affect actual outcomes.

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

Overview

Goldleaf Financial Solutions, Inc. offers a strategic suite of integrated technology and payment processing solutions to financial institutions of all sizes. Goldleaf’s products and services enable financial institutions to succeed in today’s competitive market, solidify their trusted financial relationships, expand their presence, and improve profitability through the efficient use of technology. In addition to the suite of solutions we offer to financial institutions, we also offer products and services to small businesses. As of March 31, 2009, we have approximately 3,500 financial institution relationships including 7 of the top 25 domestic banks as ranked by assets and 3 of the top 4 U.K. banks as ranked by assets.

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

•                  Tier III—financial institutions with assets between $1 billion and $5 billion; and

•                  Tier IV—Community Banks and Credit Unions—less than $1 billion in assets

Recent Developments

On February 18, 2009, we amended the definition of EBITDA for the purposes of our Credit Agreement so that the first sentence of the definition was deleted in its entirety and replaced by the following text:

“EBITDA” means, with respect to any Person for any period, on a consolidated basis the sum of (a) net income available to common stockholders plus (b) to the extent deducted in arriving at net income, the sum of: (i) preferred stock dividends paid and preferred stock deemed distributions, (ii) income tax expense (less income tax benefit), (iii) interest expense, (iv) depreciation and amortization, (v) annual maintenance fees that will be required to be excluded from deferred revenue and the profit and loss statement in accordance with GAAP purchase accounting rules and (vi) any non-cash charges and expenses, including goodwill impairment charges, minus (c) to the extent included in arriving at net income, any (i) non-cash gains and (ii) gains as a result of payments in connection with the sale of the core data processing and teller system business disposed of by Borrower including, without limitation, earn out payments; provided, however, for calculation periods ending on or after December 31, 2008, to the extent otherwise included for such calculation period, EBITDA shall not include EBITDA from the core data processing and teller system business disposed of by Borrower.

On December 31, 2008, we entered into an asset purchase agreement to sell all the assets comprising our core processing and teller software products.  We continued to manage activities related to this sale.  We recorded expenses related to the sale, such as severance and facility restructuring charges, for a Florida lease that extends to 2013, totaling approximately $0.3 million during the three months ended March 31, 2009.

During the three months ended March 31, 2009, the revolving line of credit was classified as a current liability as of March 31, 2009, compared to a long term liability as of December 31, 2008, as the maturity date of the credit agreement, which is January 15, 2010, causes this liability to be due in less than one year from the balance sheet date.  The Company is currently in the process of working with its lending partners to refinance the existing credit facility under similar terms.  The refinancing is expected to be complete by the end of the 2009 fiscal year.

Description of Revenues and Expenses

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

We offer remote deposit solutions that enable a financial institution’s customers to make a check deposit from their own offices by converting the check payment directly into an electronic deposit. Benefits accrue to the business in convenience, reduced costs, cash position, and improved treasury operations. Additionally, benefits accrue to the financial institution in enhanced revenue, increased deposits, increased customer satisfaction, and reduced costs. A number of remote deposit solutions, including check and remittance, are sold either in-house or on a hosted basis in order to serve the different needs of various sized financial institutions. These financial institutions in turn deploy and sell these solutions to their business customers generating additional revenue for Goldleaf via additional licenses and transaction fees.

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

Lending Solutions:

Accounts Receivable Financing

We offer financing programs to financial institutions to develop lasting, positive, and profitable relationships with small to medium sized business customers through the financing of accounts receivable. The program offers insight into the small business’s operation and credit controls, while providing a favorable return to the financial institution. We have no credit risk exposure under this program. For those borrowers that do not meet the regulatory or credit criteria of the lender, we offer alternative sources of financing through the LendingNetwork™, a network of specialty lenders. We generate revenue from license fees. Additionally we generate revenue mainly from two types of participation fees. We charge a percentage of the accounts receivables financed upon initial financing of the financial institutions customer’s accounts receivable. We also receive a participation fee of any ongoing financing of the accounts receivables.

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

Our expenses consist of cost of revenues, general and administrative, selling and marketing, research and development, amortization, other operating expenses, interest, and taxes.  Our cost of revenues mainly includes salaries, software development amortization, hosting fees, third party royalty fees, and the cost of hardware.  General and administrative expenses include corporate charges for executives, internal systems, human resources, finance, and legal.  Selling and marketing expenses include salaries and commissions paid to our sales force, travel costs of the sales force, recruiting for new sales and marketing personnel, marketing fees associated with direct and telemarketing programs, and tradeshows.  We continue to incur expenses related to research and development as needed to meet our financial institution customer’s needs and expectations in the market.  Research and development expenses include the non-capitalizable direct costs associated with developing new versions of our software, as well as other software development projects that, in accordance with GAAP, we do not capitalize.  Amortization mainly consists of acquired intangibles.

Results of Operations

The following table sets forth, for the periods indicated, the dollar and percentage relationship of the identified consolidated statement of operations items to total revenues.

	For the three months ended March 31,
	2009		2008
Revenues:
Financial institution services	$15,037	82.0%	$16,369	85.3%
Retail inventory management services	1,612	8.8	1,977	10.3
Other products and services	1,697	9.2	849	4.4
Total revenues	18,346	100.0	19,195	100.0

Cost of Revenues:
Financial institution services	4,385	23.9	3,740	19.5
Retail inventory management services	211	1.2	230	1.2
Other products and services	1,244	6.8	496	2.6
Gross profit	12,506	68.1	14,729	76.7

Operating Expenses:
General and administrative	5,680	31.0	6,270	32.7
Selling and marketing	4,823	26.3	5,383	28.0
Research and development	2,150	11.7	1,855	9.7
Amortization	965	5.3	1,187	6.1
Other operating expenses	333	1.8	17	0.1
Total operating expenses	13,951	76.1	14,712	76.6
Operating (loss) income	(1,445)	(8.0)	17	0.1

Interest expense, net	540	2.9	919	4.8

Loss before income taxes	(1,985)	(10.9)	(902)	(4.7)

Income tax provision (benefit)	29	0.2	(389)	(2.0)

Net loss	$(2,014)	(11.1)%	$(513)	(2.7)%

Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008

Total revenues decreased 4.4% to $18.3 million for the three months ended March 31, 2009, compared to $19.2 million for the three months ended March 31, 2008.

Financial Institution Services Revenues - Financial institution service revenues decreased $1.3 million, or 8.1%, to $15.0 million for the three months ended March 31, 2009, compared to $16.4 million for the three months ended March 31, 2008.   The decrease consists of a $2.1 million decrease in our lending solutions offset by a $0.8 increase in our payment solutions. The decrease of $2.1 million in our lending solutions is primarily attributable to there being a lower amount of receivables being financed.  Our lending solutions business generates revenue from per transaction fees when our financial institution clients finance their customer’s receivables.

The $0.8 million increase in our payment solutions primarily consists of a $0.4 million decrease in our data conversion solution, a $0.3 million decrease due to our sale of our core and teller software solutions in December 2008, offset by an increase of $1.2 million in our enterprise payment solutions, and a $0.2 million increase in our imaging solutions. The $0.4 million decrease in our data conversion solution is attributable to a decrease in the number of conversions completed during the three months ended March 31, 2009 compared to the three months ended March 31, 2008.    The $1.2 million increase in our enterprise payment solutions is attributable to an increase in maintenance and professional services of $0.9 million and $0.6 million, respectively, offset by a decrease in license revenue of $0.3 million.  Our imaging solutions increased $0.2 million mainly due to an increase in license revenue.

As a percentage of total revenues, financial institution service fees decreased to 82.0% during the three months ended March 31, 2009 compared to 85.3% for the three months ended March 31, 2008.

Retail Inventory Management Services - Retail inventory management services fees decreased 18.5% or $0.4 million to $1.6 million for the three months ended March 31, 2009 as compared to $2.0 million for the three months ended March 31, 2008. The decrease is a result of fewer customers using our retail inventory management services in the three months ended March 31, 2009 compared to the three months ended March 31, 2008. As a percentage of total revenues, retail inventory management services fees accounted for 8.8% of total revenues for the three months ended March 31, 2009 compared to 10.3% for the three months ended March 31, 2008.

Other Products and Services - Revenues from other products and services increased approximately 100% to $1.6 million for the three months ended March 31, 2009 compared to $0.8 million for the three months ended March 31, 2008.  The increase is mainly a result of scanner sales related to our enterprise payment solutions. As a percentage of total revenues, other products and services accounted for 9.2% of total revenues for the three months ended March 31, 2009 compared to 4.4% for the three months ended March 31, 2008.

Cost of Revenues- financial institution service fees - Cost of revenues related to financial institution service fees increased 17.3% to $4.4 million for the three months ended March 31, 2009 compared to $3.7 million for the three months ended March 31, 2008.  The increase is primarily due to increased personnel as the revenue increased for these solutions. As a percentage of total revenues, cost of revenues for financial institution service fees increased to 23.9% for the three months ended March 31, 2009 compared to 19.5% for the three months ended March 31, 2008.

Cost of Revenues-retail inventory management services - Cost of revenues related to retail inventory management services decreased 8.3% to $211,000 for the three months ended March 31, 2009 compared to $230,000 for the three months ended March 31, 2008, in comparison to the decrease in revenue from period to period.  As a percentage of total revenues, cost of sales for retail inventory management services remained consistent at 1.2% for both the three months ended March 31, 2009 and 2008.

Cost of Revenues-other products and services - Cost of revenues related to other products and services increased 150.8% to $1.2 million for the three months ended March 31, 2009 compared to $0.5 million for the three months ended March 31, 2008. The increase is mainly due to the scanner hardware costs, as we purchased additional scanners to meet customer demands.  As a percentage of total revenues, cost of revenues for other products and services increased to 6.8% for the three months ended March 31, 2009 compared to 2.6% for the three months ended March 31, 2008.

General and Administrative - General and administrative expenses decreased 9.4% to $5.7 million for the three months ended March 31, 2009, compared to $6.3 million for the three months ended March 31, 2008. The decrease is mainly a result of decreased compensation costs and internal systems costs.  As a percentage of total revenues, general and administrative expenses decreased to 31.0% for the three months ended March 31, 2009 compared to 32.7% for the three months ended March 31, 2008.

Selling and Marketing - Selling and marketing expenses decreased 10.4% to $4.8 million for the three months ended March 31, 2009, compared to $5.4 million for the three months ended March 31, 2008.  The reduction is mainly attributable to a reduction in salaries and commission for solutions that experienced a decline in revenue.  As a percentage of total revenues, selling and marketing expenses decreased to 26.3% for the three months ended March 31, 2009, compared to 28.0% for the three months ended March 31, 2008.

Research and Development - Research and development expenses increased 15.9% to $2.2 million for the three months ended March 31, 2009, compared to $1.9 million for the three months ended March 31, 2008.  The increase was primarily due to increased internal systems costs on the development of software for our lending solutions.  As a percentage of total revenues, research and development expenses increased to 11.7% for the three months ended March 31, 2009, compared to 9.7% for three months ended March 31, 2008.

Amortization - Amortization expenses decreased 18.7% to approximately $1.0 million for the three months ended March 31, 2009, compared to $1.2 million for the three months ended March 31, 2008.  The decrease is primarily due to the reduction in acquired intangibles related to the sale of our core processing and teller software business in December 2008.  As a percentage of total revenues, amortization expense decreased to 5.3% for the three months ended March 31, 2009, compared to 6.1% for the three months ended March 31, 2008.

Other Operating Expenses - Other operating expenses increased to $333,000 for the three months ended March 31, 2009 as compared to $17,000 for the three months ended March 31, 2008.  Other operating expenses, for the three months ended March 31, 2009, includes severance and facility restructuring charges related to the core and teller systems business, which was sold in December 2008, of approximately $312,000.

Operating Income (Loss) - As a result of the above factors, our operating loss totaled $1,445,000 for the three months ended March 31, 2009, compared to operating income of $17,000 for the three months ended March 31, 2008.

Interest Expense, Net - Interest expense, net decreased 41.3% to $0.5 million for the three months ended March 31, 2009, compared to $0.9 million for the three months ended March 31, 2008. The decrease is primarily related to the decrease in the weighted average interest rate of approximately 3%.  As of March 31, 2008, the balance of our revolving line of credit totaled $41.0 million as we used $33.0 million to acquire Alogent.   As of March 31, 2009 our revolving line of credit totaled $36.9 million, which is a period-over-period reduction of $4.1 million.

Income Tax Provision (Benefit) - Income tax expense for the three months ended March 31, 2009 totaled $29,000, compared to income tax benefit of $389,000 for the three months ended March 31, 2008.  The effective tax rates for the three months ended March 31, 2009 and 2008 were (1.5%) and 43.2%, respectively.  For the three months ended March 31, 2009, tax expense consisted of federal and state income tax benefit of approximately $0.7 million, offset by foreign income tax expense of $27,000, and a valuation allowance of $0.7 million. The primary reason for the difference between the effective tax rates period-over-period is due to the Company’s valuation allowance that was recorded against deferred tax assets for the three months ended March 31, 2009.  The Company believes that it is more likely than not that the Company will not be able to generate sufficient taxable income in future years in order to realize the deferred tax assets that are recorded, with certain exceptions.

Liquidity and Capital Resources

The following table sets forth the elements of our cash flow statement for the three months ended March 31, (in thousands):

	For the three months ended March 31,
	2009	2008
Net cash (used in) provided by operating activities	$(827)	$4,926
Net cash used in investing activities	(1,040)	(34,370)
Net cash (used in) provided by financing activities	(772)	30,771
Net change in cash and cash equivalents	$(2,639)	$1,327

Cash from Operating Activities

Cash used in operations for the three months ended March 31, 2009 was attributable to a net loss of $2.0 million adjusted for the noncash impact of depreciation and amortization expense of $1.8 million, stock compensation of $0.3 million,  $3.9 million for trade accounts receivable, $0.3 million for inventory, and $0.2 million for other non-current liabilities. These amounts are partially offset by $0.1 million of amortization of lease income and initial direct costs, $0.4 million of prepaids and other current assets, $1.9 million of accrued liabilities, and $2.9 million of deferred revenue.

Cash provided by operations for the three months ended March 31, 2008 was attributable to our net loss of $0.5 million adjusted for the noncash impact of depreciation and amortization expense of $2.2 million, stock compensation expense of $0.2 million, unrealized loss on interest rate swap of $0.2 million, $0.2 million for trade accounts receivable, $0.6 million for prepaids and other current assets, $0.5 million for accounts payable, $1.5 million for accrued liabilities, and $0.9 million for deferred revenue. These amounts are partially offset by deferred income taxes of $0.4 million, amortization of lease income and initial direct costs of $0.2 million, inventory of $0.3 million, and other non-current liabilities of $0.2 million.

Cash from Investing Activities

Cash used in investing activities totaled $1.0 million for the three months ended March 31, 2009 and consisted primarily of additions to property and equipment of $0.1 million, software development costs of $0.9 million and additions to intangibles and other assets of $0.1 million. These cash uses were offset by $0.1 million in net proceeds from our direct finance leases activities.

Cash used in investing activities totaled $34.4 million for the three months ended March 31, 2008 and consisted primarily of business acquisitions, purchases of property and equipment, and capitalization of software development costs. We used $33.0 million to purchase the assets of Alogent in January 2008. Additions to property and equipment totaled $0.7 million, software development costs were $0.7 million and additions to intangibles and other assets were $0.2 million.  These cash uses were offset by $0.3 million in net proceeds from our direct finance leases activities.

Cash from Financing Activities

During the three months ended March 31, 2009, net cash used in financing activities was $0.7 million and was attributable primarily to the repayment on our revolving line of credit of $0.6 million. We received proceeds from non-recourse lease notes payables of $0.5 million offset by payment on non-recourse lease notes payables of $0.5 million, and capital lease obligations of $0.1 million.

During the three months ended March 31, 2008, net cash provided by financing activities was $30.8 million and was attributable primarily to borrowing of $32.0 million from our revolving line of credit of which we repaid $1.0 million. We received proceeds from non-recourse lease notes payables of $0.4 million offset by payment on non-recourse lease notes payables of $0.5 million, and capital lease obligations of $0.1 million.

Analysis of Changes in Working Capital Deficit

As of March 31, 2009, we had a working capital deficit of approximately $49.9 million compared to a working capital deficit of $4.6 million as of March 31, 2008. The decrease in working capital is primarily related to the maturity date of our revolving line of credit on January 15, 2010 totaling $37 million and the maturity date of the convertible notes on January 17, 2010 totaling $7 million.  Other decreases are $2.6 million in cash, $3.9 million of trade accounts receivables, and $0.3 million of inventory.  These decreases were offset by prepaids and other current assets of $0.5 million, accrued liabilities of $1.9 million, deferred revenue of $2.8 million and non-recourse lease notes payables of $0.3 million.

We believe that the existing cash available, future operating cash flows and our revolving line of credit will be sufficient to meet our working capital, debt service, and capital expenditure requirements for the next twelve months. We are in compliance with all restrictive financial and non-financial covenants for the three months ended March 31, 2009.  There can be no assurance that we will have sufficient cash flows to meet our obligations or that we will remain in compliance with the covenants. Non-compliance with these covenants could have a material adverse effect on our operating and financial results.

Revolving Line of Credit

We are party to a Second Amended and Restated Credit Agreement with Bank of America, N.A., Wachovia Bank, N.A., and The People’s Bank of Winder, dated November 30, 2006, which was amended on January 17, 2008, December 24, 2008, and February 18, 2009.  January 15, 2010 is the maturity date of this credit agreement.

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

•                  the funded debt to EBITDA ratio (as defined) is 3.0;

•                  the senior funded debt to EBITDA ratio (as defined) is 3.0; and

•                  the Company is to maintain a fixed charge coverage ratio (as defined) of not less than 2:1.

We borrowed $32.0 million against the line of credit to fund the Alogent acquisition in January 2008. As of March 31, 2009 and December 31, 2008 we owed $36.9 million and $37.5 million, respectively on the revolving line of credit. As of March 31, 2009, we were in compliance with the restrictive financial and non-financial covenants contained in the second amended and restated credit agreement.  At March 31, 2009, we had eligible capacity as defined to borrow $8.1 million under the second amended and restated credit agreement.

On February 18, 2009, we amended the definition of EBITDA for the purposes of the Credit Agreement so that the first sentence of the definition was deleted in its entirety and replaced by the following text:

“EBITDA” means, with respect to any Person for any period, on a consolidated basis the sum of (a) net income available to common stockholders plus (b) to the extent deducted in arriving at net income, the sum of: (i) preferred stock dividends paid and preferred stock deemed distributions, (ii) income tax expense (less income tax benefit), (iii) interest expense, (iv) depreciation and amortization, (v) annual maintenance fees that will be required to be excluded from deferred revenue and the profit and loss statement in accordance with GAAP purchase accounting rules and (vi) any non-cash charges and expenses, including goodwill impairment charges, minus (c) to the extent included in arriving at net income, any (i) non-cash gains and (ii) gains as a result of payments in connection with the sale of the core data processing and teller system business disposed of by Borrower including, without limitation, earn out payments; provided, however, for calculation periods ending on or after December 31, 2008, to the extent otherwise included for such calculation period, EBITDA shall not include EBITDA from the core data processing and teller system business disposed of by Borrower.

Critical Accounting Policies

We have based our discussion and analysis of financial condition, results of operations, and liquidity and capital resources on our consolidated financial statements. The preparation of these consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the dates of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Management evaluates its critical accounting policies and estimates on a periodic basis.

A “critical accounting policy” is one that is both important to the understanding of our financial condition and results of operations and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

Please refer to our Annual Report on Form 10-K for the year ended December 31, 2008 for a complete discussion of our critical accounting policies.

Intangibles and Other Assets and Goodwill

Goodwill consists of the excess of purchase price over the fair value of the identifiable assets and liabilities acquired. Intangible and other assets include identified intangibles, such as non-compete agreements, customer lists, trade names and trademarks, and technology acquired in acquisitions. Also included in intangible and other assets are debt issuance costs that are amortized using the effective interest method over the respective terms of the financial institution loans. As of March 31, 2009 and 2008, the Company believes no impairment to the identifiable intangibles and other assets existed.

On an annual basis, our goodwill is tested for impairment or when events and circumstances indicate an impairment may exist. In accordance with SFAS 142, Goodwill and Other Intangible Assets, we have determined that our reporting units are the reportable segments based on our organizational structure and the financial information that is provided to and reviewed by management. Our segments defined as reporting units include financial institution services (“FIS”) and retail inventory management services (“RMSA”).

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

For the three months ended March 31, 2009 and 2008, we concluded there were no factors that would require an interim impairment goodwill test. We did conclude during our evaluation at December 31, 2008 that we had impaired goodwill and we recorded non-cash charges of $36.5 million and $1.6 million for our financial institution segment and our retail management segment, respectively.

Our annual impairment review and interim review requires extensive use of accounting judgment and financial estimates, including projections about our business, our financial performance, and the performance of the market and overall economy. Application of alternative assumptions and definitions could produce significantly different results. Because of the significance of the judgments and estimation processes, it is likely that materially different amounts could be recorded if we used different assumptions or if the underlying circumstances were to change.

Off-Balance Sheet Arrangements

As of March 31, 2009 and as of the date of this report, we did not have any off-balance sheet arrangements as defined by Item 303(a)(4) of Regulation S-K.

Item 4T. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Goldleaf, with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of March 31, 2009. Based on this evaluation, the principal executive and financial officers have determined that such disclosure controls and procedures are effective to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that has occurred during the quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1A. Risk Factors.

There have been no material changes in the Risk Factors described in our Annual Report on Form 10-K for the year ended December 31, 2008, other than as described below.

Our secured indebtedness could adversely affect our business and limit our ability to effectively operate our business, and we may be unable to generate sufficient cash flow to satisfy our liquidity needs.

As of March 31, 2009, our outstanding secured indebtedness was $43.9 million, which matures in January 2010.  Our leverage could limit our ability to obtain additional financing to fund future working capital, expose us to interest rate risk, require that a portion of our cash flow from operations be dedicated to the payment of the principal of and interest on our debt, thereby reducing funds available for future operations or acquisitions, and potentially limit our ability to take advantage of significant business opportunities and to react to changes in market or industry conditions.

Our senior credit facility requires us to meet various covenants, including financial covenants, some of which are dependent upon the extent of our leverage. We will depend primarily on operations to fund our expenses and to pay the principal and interest on our outstanding debt.  Our ability to meet our expenses, comply with our financial covenants and reduce our outstanding debt depends on our future performance, which could be affected by financial, business, economic, competitive, legislative, regulatory and other factors, many of which are beyond our control.  If we are unable to refinance, extend or repay our senior debt by its maturity in January 2010, or sooner if we fail to comply with our various covenants, our lenders would have the right to demand payment and exercise all remedies set forth in their respective agreements or they could require us to sell assets, raise capital or borrow additional funds, each of which would have a material adverse effect on our liquidity, financial condition, and the value of our common stock.  While we have been in discussions with our lenders concerning the replacement of our senior secured credit facility and based on those conversations we believe we should be able to refinance the credit facility on substantially similar terms, there can be no assurance that such replacement facility will be available at all or on terms that are acceptable to our company.

Item 6. Exhibits.

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

3.2.1	Bylaws Amendment dated January 20, 2004 (incorporated by reference to Exhibit 3.2.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).

3.2.2	Amendment to Second Amended and Restated Bylaws Dated November 7, 2007 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 8, 2007).

10.1	Third Amendment to Second Amended and Restated Credit Agreement dated February 18, 2009 by and among the Company, Bank of America, N.A., The Peoples Bank and Wachovia Bank, N.A.

10.2	Change in Control Severance Agreement dated May 13, 2009 between the Company and Daniel Owens

31.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 — Chief Executive Officer.

31.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 — Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 — Chief Executive Officer.

32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 — Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Goldleaf Financial Solutions, Inc.
(Registrant)

Date: May 14, 2009	/s/ G. Lynn Boggs
G. Lynn Boggs
Chief Executive Officer
(Principal Executive Officer)

Date: May 14, 2009	/s/ Dan Owens
Daniel Owens
Chief Financial Officer
(Principal Financial and Accounting Officer)