Form 10-Q
period 2009-06-30
GOLDLEAF FINANCIAL SOLUTIONS INC.
filed 2009-08-19
CIK 1069469

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

COMMISSION FILE NUMBER 000-25959

GOLDLEAF FINANCIAL SOLUTIONS, INC.

(Exact name of Registrant as specified in its charter)

TENNESSEE	62-1453841
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

350 TECHNOLOGY BLVD.; SUITE 200
NORCROSS, GEORGIA	30071
(Address of principal executive offices)	(Zip Code)

(678) 966-0844

(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer; or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

On August 10, 2009; 19,463,238 shares of the Registrant’s no par value Common Stock were outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Consolidated Balance Sheets	3

Consolidated Statements of Operations for the three months ended June 30, 2009 and 2008	4

Consolidated Statements of Operations for the six months ended June 30, 2009 and 2008	5

Consolidated Statements of Cash Flows	6

Notes to Consolidated Financial Statements	8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.	16

Item 4T. Controls and Procedures.	27

PART II – OTHER INFORMATION

Item 1A. Risk Factors.	28

Item 4. Submission of Matters to a Vote of Security Holders.	29

Item 6. Exhibits.	30

SIGNATURES	31

Ex-2.1 Agreement and Plan of Merger

Ex-10.1 Amended and Restated 2005 Long-Term Equity Incentive Plan

Ex-10.2 Fourth Amendment to Credit Agreement

Ex-10.3 Payment Waiver Agreement

Ex-10.4 First Amendment to our Change in Control

Ex-31.1 Section 302 Certification of the CEO

Ex-31.2 Section 302 Certification of the CFO

Ex-32.1 Section 906 Certification of the CEO

Ex-32.2 Sections 906 Certification of the CFO

PART I – FINANCIAL INFORMATION

GOLDLEAF FINANCIAL SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	June 30, 2009	December 31, 2008
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,483	$5,292
Restricted cash	39	1,312
Trade accounts receivable, net	8,250	12,238
Inventory	638	1,159
Investment in direct financing leases	1,621	1,755
Prepaids and other current assets	2,119	2,063
Total current assets	14,150	23,819

Property and equipment, net	3,897	4,313
Operating lease equipment, net	4	11
Software development costs, net	8,448	7,289
Investment in direct financing leases, net of current portion	2,685	2,907
Intangibles and other assets, net	31,022	33,064
Goodwill	24,468	24,468
Total assets	$84,674	$95,871

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Revolving line of credit	$35,500	$—
Accounts payable	3,410	3,298
Accrued liabilities	3,554	4,969
Deferred revenue	11,082	13,946
Customer deposits	2,249	3,526
Capital lease obligations	342	403
Non-recourse lease notes payable	1,445	1,702
Current portion of long term debt	220	216
Convertible notes payable	7,000	—
Other current liabilities	249	405
Total current liabilities	65,051	28,465

Revolving line of credit	—	37,500
Deferred revenue, net of current portion	342	480
Capital lease obligation, net of current portion	—	141
Non-recourse lease notes payable, net of current portion	2,536	2,583
Long term debt, net of current portion	178	289
Convertible notes payable	—	7,000
Deferred income taxes, net of current portion	3,527	3,527
Other non-current liabilities	802	690
Total liabilities	72,436	80,675

Commitments and contingencies
Stockholders' equity:
Common stock, no par value; 100,000,000 shares authorized; shares issued and outstanding, 19,443,784 and 19,168,784, respectively	—	—
Preferred stock, no par value; 20,000,000 shares authorized, no shares outstanding	—	—
Additional paid-in capital	73,959	73,402
Accumulated deficit	(61,721)	(58,206)
Total stockholders' equity	12,238	15,196
Total liabilities and stockholders' equity	$84,674	$95,871

The accompanying notes are an integral part of these consolidated financial statements.

GOLDLEAF FINANCIAL SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the three months ended June 30, 2009 and 2008

(in thousands, except per share data)

	2009	2008
	(unaudited)
Revenues:
Financial institution services	$13,776	$17,510
Retail inventory management services	1,500	1,974
Other products and services	1,009	1,005
Total revenues	16,285	20,489

Cost of Revenues:
Financial institution services	4,042	4,151
Retail inventory management services	197	215
Other products and services	698	601
Gross profit	11,348	15,522

Operating Expenses:
General and administrative	5,184	6,404
Selling and marketing	4,221	5,027
Research and development	2,028	1,646
Amortization	929	1,409
Other operating (income) expenses	(63)	24
Total operating expenses	12,299	14,510
Operating (loss) income	(951)	1,012

Interest expense, net	485	461

(Loss) income before income taxes	(1,436)	551

Income tax provision	65	229

Net (loss) income	$(1,501)	$322

(Loss) income per share:
Basic	$(0.08)	$0.02
Diluted	$(0.08)	$0.02

The accompanying notes are an integral part of these consolidated financial statements.

GOLDLEAF FINANCIAL SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the six months ended June 30, 2009 and 2008

(in thousands, except per share data)

	2009	2008
	(unaudited)
Revenues:
Financial institution services	$28,813	$33,879
Retail inventory management services	3,112	3,951
Other products and services	2,706	1,854
Total revenues	34,631	39,684

Cost of Revenues:
Financial institution services	8,427	7,891
Retail inventory management services	408	447
Other products and services	1,942	1,097
Gross profit	23,854	30,249

Operating Expenses:
General and administrative	10,864	12,673
Selling and marketing	9,044	10,410
Research and development	4,178	3,502
Amortization	1,894	2,595
Other operating expenses	270	40
Total operating expenses	26,250	29,220
Operating (loss) income	(2,396)	1,029

Interest expense, net	1,025	1,380

Loss before income taxes	(3,421)	(351)

Income tax provision (benefit)	94	(160)

Net loss	$(3,515)	$(191)

Loss per share:
Basic	$(0.18)	$(0.01)
Diluted	$(0.18)	$(0.01)

The accompanying notes are an integral part of these consolidated financial statements.

GOLDLEAF FINANCIAL SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the six months ended June 30, 2009 and 2008

(in thousands)

	2009	2008
	(unaudited)
Cash flows from operating activities:
Net loss	$(3,515)	$(191)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	3,684	4,279
Depreciation on operating lease equipment	5	6
Deferred income taxes	—	(162)
Amortization of debt issuance cost and discount	110	91
Stock compensation expense	557	416
Amortization of lease income and initial direct costs	(242)	(292)
Loss on write-down or disposal of property and equipment and software development costs	6	22
Deferred gain on land sale	(8)	(8)
Gain on sale of leased equipment	—	(10)
Unrealized gain on interest rate swap	(156)	(36)
Loss on sale of core processing and WinTELLER assets	20	—
Changes in assets and liabilities:
Restricted cash and customer deposits	(4)	2,270
Trade accounts receivable	3,988	(122)
Inventory	521	(306)
Prepaids and other current assets	(42)	(37)
Other non-current assets	63	—
Accounts payable	109	(228)
Accrued liabilities	(1,413)	1,129
Deferred revenue	(2,989)	(396)
Other non-current liabilities	118	(58)
Net cash provided by operating activities	812	6,367

Cash flows from investing activities:
Acquisition of Alogent, net of cash acquired	—	(32,999)
Acquisition of businesses, net of cash acquired	—	(25)
Proceeds from lease termination	2	10
Investment in direct financing leases	(315)	(201)
Lease receivables collected	913	862
Additions to property and equipment	(560)	(1,395)
Software development costs	(1,821)	(1,537)
Additions to intangibles and other assets	(227)	(280)
Proceeds from sale of property and equipment	—	18
Net cash used in investing activities	(2,008)	(35,547)

-  Continued  -

The accompanying notes are an integral part of these consolidated financial statements.

GOLDLEAF FINANCIAL SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

For the six months ended June 30, 2009 and 2008

(in thousands)

	2009	2008
	(unaudited)
Cash flows from financing activities:
Proceeds from line of credit	1,000	33,500
Payments on line of credit	(3,000)	(1,000)
Payments on capital lease obligation	(202)	(208)
Proceeds from non-recourse lease note payable	626	683
Payments of non-recourse lease note payable	(930)	(940)
Payment of long term debt	(107)	—
Net cash (used in) provided by financing activities	(2,613)	32,035

Net change in cash and cash equivalents	(3,809)	2,855

Cash and cash equivalents at the beginning of period	5,292	2,648
Cash and cash equivalents at the end of period	$1,483	$5,503

Supplemental non-cash information:
Issuance of additional 1,889,469 common shares as purchase consideration in the Alogent acquisition	$—	$2,638
Issuance of convertible note payable as purchase consideration in the Alogent acquisition	$—	$7,000
Purchase of software licenses through issuance of long-term debt	$—	$462

The accompanying notes are an integral part of these consolidated financial statements.

]Table of Contents

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

In April 2008, the FASB issued Staff Position No. FAS 142-3, The Determination of the Useful Life of Intangible Assets (“FSP 142-3”), which amends the factors that should be considered in developing renewal or extension assumptions used to determine useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). The intent is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R), and other U.S. generally accepted accounting principles. We adopted FSP 142-3, which became effective January 1, 2009, and concluded it had no material impact on our consolidated financial statements.

In April 2009, the FASB issued Staff Position No. 107-1, Interim Disclosures About Fair Value of Financial Instruments (“FSP 107-1”).  FSP 107-1 extends the disclosure requirements of SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to interim financial statements of publicly traded companies.  FSP 107-1 requires disclosures of the fair value of all financial instruments, with the exception of a few, that must be presented together with the carrying value of the financial instruments in a manner that clearly distinguishes between assets and liabilities and indicates where the amounts are reported on the balance sheet.  It also requires disclosure on the methods and significant assumptions used to estimate fair value.  We have adopted FSP 107-1, which became effective in our interim reporting for the three months ended June 30, 2009, and the required disclosures have been included in Note 8. “Fair Value Measurements”.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”).  SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  SFAS 165 requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether the date represents the date the financial statements were issued or were available to be issued.  We have adopted SFAS 165, which became effective for the first interim period ending after June 15, 2009, and the required disclosures have been included in Note 11. “Subsequent Events”.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting, (“SFAS 168”).  SFAS 168 represents the last numbered standard to be issued by FASB under the old, or pre-codification numbering system, and amends the GAAP hierarchy established under SFAS 162.  On July 1, 2009, the FASB launched FASB’s new Codification entitled The FASB Accounting Standards Codification.  The Codification will supersede all existing non-SEC accounting and reporting standards.  SFAS 168 is effective in the first interim and annual periods ending after September 15, 2009.  This pronouncement will have no effect on our financial statements upon adoption other than current references to GAAP which will be replaced with references to the applicable codification paragraph.

3. Commitments and Contingencies

Revolving Line of Credit and Long-Term Debt

On August 14, 2009, we executed a Fourth Amendment and Waiver (the “Fourth Amendment”)  to our Second Amended and Restated Credit Agreement with Bank of America, N.A., Wachovia Bank, N.A., and The People’s Bank of Winder, dated November 30, 2006, as amended on January 17, 2008, December 24, 2008, and February 18, 2009.

Pursuant to the Fourth Amendment, Bank of America, N.A., as Agent, waived the Company’s non-compliance with the debt to EBITDA ratio as of June 30, 2009.  The Company also agreed that it would not borrow in excess of $40.0 million under the credit facility until such time as the Company was back in compliance with the funded debt to EBITDA ratio.  Furthermore, beginning September 1, 2009, the pricing of the credit facility will change so that the Company will begin paying a rate of 4.75% per annum over LIBOR for LIBOR loans and letters of credit, a rate of 3.75% per annum over the bank’s Base Rate for Base Rate loans instead of rates based on a sliding scale.  In addition, the lending group will now charge a 0.75% commitment fee on the unused portion of the Company’s $45.0 million debt facility.  These changes will remain in effect until the Company is back in compliance with the debt to EBITDA ratio.  Bank of America, as agent under the credit facility, charged a 25 basis point fee for the amendment.

The revolving line of credit is classified as a current liability as of June 30, 2009, compared to a long term liability as of December 31, 2008, as the maturity date of the credit agreement, which is January 15, 2010, causes this liability to be due in less than one year from the balance sheet date.  As of June 30, 2009 and December 31, 2008 we owed $35.5 million and $37.5 million, respectively, on the revolving line of credit.   We were in compliance with all restrictive non-financial covenants and all but one financial covenant (the funded debt to EBITDA) as of June 30, 2009.

The material terms of the syndicated credit facility are as follows:

•                  the revolving loan commitment is $45.0 million, yet we have agreed to only borrow $40.0 million until such time as we are back in compliance with the funded debt to EBITDA ratio;

•                  the limit on annual capital expenditures is $7.0 million;

•                  4.75% per annum over LIBOR for LIBOR loans and letters of credit, 3.75% per annum over the banks’ Base Rate for Base Rate loans, along with a 0.75% commitment fee for the unused portion of the credit facility up to $40.0 million;

•                  the funded debt to EBITDA ratio (as defined) is 3.0;

•                  the senior funded debt to EBITDA ratio (as defined) is 3.0; and

•                  the Company is to maintain a fixed charge coverage ratio (as defined) of not less than 2:1.

The Company executed convertible notes of $7.0 million delivered to the Alogent shareholders on January 17, 2008, having a 24 month term and a 7.0% annual interest rate payable quarterly in arrears. The principal under the notes is convertible, at the option of the holder, into shares of our common stock at a conversion price of $4.50 per share.   These notes have a maturity date of January 17, 2010 and are classified as a current liability as of June 30, 2009 compared to a long-term liability as of December 31, 2008.

If the Company is unable to complete the proposed merger with Jack Henry & Associates, Inc., it would need to refinance its debt. The Company’s ability to continue as a going concern would be contingent upon its ability to secure financing. There can be no assurances that refinancing would be available to the Company at all or on favorable terms.

Legal Proceedings

We are not currently a party to, and none of our material properties is currently subject to, any material litigation other than routine litigation incidental to our business.

Employment Agreements

The Company has entered into employment agreements, severance agreements and change of control agreements with certain executive officers and employees of the Company, most of which the Company acquired through its various acquisitions. These agreements provide for compensation to the individuals in the form of annual base salaries and, occasionally, bonuses. As of June 30, 2009, the Company had six employment agreements, four severance agreements, and eight change of control agreements. The employment agreements provide for severance benefits, ranging up to 24 months, upon the occurrence of certain events, including a change in control, as defined in the individual agreements. The severance agreements provide for severance benefits ranging from two to six months, depending on the circumstances under which the employee separates from the Company. The change in control agreements provide for severance benefits ranging from six to 12 months if the individual’s employment terminates following a change of control.

See also Note 11. Subsequent Events that discusses amendments to employment and change in control agreements.

Earn out Agreements

In our May 2007 asset purchase agreement with Data Trade, we agreed to a twenty-four month earn out following the acquisition date based on EBITDA targets. In 2008, we paid $2.2 million of this earn out liability for the first twelve months of the earn out period. The EBITDA target was not met for the second twelve month period ending April 30, 2009 and, therefore, we do not owe additional funds to the shareholders related to the asset purchase agreement.

4. Comprehensive Loss

Comprehensive income (loss) for the three and six months ended June 30, 2009 and 2008 was, in each case, comprised solely of net income (loss).

5. Net Income (Loss) per Share

Basic income or loss per share is computed by dividing net income or loss available to common stockholders by the weighted average number of common shares outstanding during the year. Diluted income per share is computed by dividing net income or loss available to common stockholders by the weighted average number of dilutive common and common equivalent shares outstanding during the fiscal year, which includes the additional dilution related to conversion of stock options as computed under the treasury stock method.

The following table is a reconciliation of the Company’s basic and diluted loss or income per share in accordance with SFAS No. 128 (in thousands, except per share data):

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008

Net (loss) income	$(1,501)	$322	$(3,515)	$(191)

Basic (loss) income per share:
Weighted average common shares outstanding	19,404	19,169	19,286	18,992
Basic (loss) income per share	$(0.08)	$0.02	$(0.18)	$(0.01)
Diluted (loss) income per share:
Weighted average common shares outstanding	19,404	19,169	19,286	18,992
Dilutive common share equivalents	—	—	—	—
Total diluted shares outstanding	19,404	19,169	19,286	18,992
Diluted (loss) income per share	$(0.08)	$0.02	$(0.18)	$(0.01)

All employee stock options and contingently issuable common shares were excluded from diluted loss per share for the three and six months ended June 30, 2009 and 2008 as the effect would be anti-dilutive.

6. Income Taxes

The effective tax rates for the three and six months ended June 30, 2009 were (4.5%) and (2.7%) compared to 41.6% and 45.6% for the three and six months ended June 30, 2008.   For the three months ended June 30, 2009, tax expense totaled $65,000 and consisted of federal and state income tax benefit of approximately $0.5 million offset by foreign income tax expense of approximately $65,000, and a valuation allowance of $0.5 million. For the six months ended June 30, 2009, tax expense totaled $94,000 and consisted of federal and state income tax benefit of approximately $1.2 million offset by foreign income tax expense of approximately $94,000, and a valuation allowance of $1.2 million.  For the three and six months ended June 30, 2008, tax expense (benefit) totaled $0.2 million and ($0.2) million, respectively.  The primary reason for the difference between the effective tax rates period-over-period is due to the Company’s valuation allowance that was recorded against deferred tax assets for the three and six months ended June 30, 2009.

As of June 30, 2009 and December 31, 2008, the Company believed that it is more likely than not that the Company will not be able to generate sufficient taxable income in future years in order to realize the deferred tax assets that are recorded, with certain exceptions. As such a valuation allowance of $5.9 million and $4.7 million has been provided against the Company’s federal and state deferred tax assets as of June 30, 2009 and December 31, 2008, respectively.

7. Stock Compensation

As of June 30, 2009, there was $1.5 million of unrecognized total compensation cost related to unvested share-based compensation arrangements.  We expect to recognize this cost over a weighted-average period of approximately 1.8 years.

8. Fair Value Measurements

Effective January 1, 2008, we adopted SFAS No. 157, Fair Value Measurements (“SFAS 157”), as it applies to our financial instruments.  SFAS 157 defines fair value, outlines a framework for measuring fair value, and details the required disclosures about fair value measurements.

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

The following table provides information on the assets and liabilities we measure at fair value on a recurring basis (in thousands).

	Carrying amount in consolidated		Fair value measurements using
	balance sheets	Fair Value	Level 1	Level 2	Level 3

Interest rate swap liability as of June 30, 2009	$249	$249	$—	$249	$—

Interest rate swap liability as of December 31, 2008	$405	$405	$—	$405	$—

We determined the fair value of the derivative instrument shown in the table above by using external broker statements which use widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows. The analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market based inputs.

To meet the reporting requirements of FASB Staff Position No. 107-1 and APB Opinion No. 28-1, Interim Disclosures about Fair Value of Financial Instruments, the Company estimates the fair value of financial instruments.  At June 30, 2009 and December 31, 2008, there were no material differences in the book values of the Company’s financial instruments and their related fair values due to their short term nature.  Financial instruments primarily consist of cash, accounts receivable, accounts payable, and debt instruments.

9. Derivative

The Company does not enter into derivatives or other financial instruments for trading or speculative purposes; however, in order to manage its exposure to interest rate risk from the Company’s existing credit facility, on January 30, 2008, the Company entered into an interest rate swap (the “Swap”) with a notional amount of $20.0 million, receiving a one month LIBOR interest rate while paying a fixed rate of 2.95% over the period beginning February 8, 2008 and ending November 30, 2009. The effect of the Swap is to lock the LIBOR component interest rate on $20.0 million of one month floating rate LIBOR debt at 2.95%.  As of June 30, 2009 and December 31, 2008 the Swap had an estimated negative fair value equal to $0.2 million and $0.4 million, respectively, as classified under other current liabilities in the consolidated balance sheets. The estimated fair value of the Swap may rise and fall over the life of the Swap as market expectations of future floating LIBOR interest rates change in relation to the fixed rate of 2.95%. The recorded gains (losses) for the three and six month periods ended June 30, 2009 and 2008,  that are recorded in interest expense, net in the consolidated statements of operations, in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”) are as follows:

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008

Unrealized gain on Swap	$93	$270	$156	$36

This Swap agreement contains provisions whereby if we default on our credit facility, we may also be deemed in default of our interest rate swap obligation.  The fair value of our swap is in a liability position and totals approximately $0.2 million as of June 30, 2009.  This Swap agreement shares the same collateral as that of our credit facility and no other collateral has been posted against this obligation.  If we were to default on our agreement, we may be required to settle our obligation at the amount that would approximate the then fair value of the derivative.

10. Segment Information

The Company operates in two reportable segments: financial institution services and retail inventory management services. The Company presents its segment reporting under SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. Additionally, $1.5 million of the goodwill originating from the Towne acquisition has been allocated to the retail inventory management services segment and is therefore included in the segment’s total assets as of June 30, 2008.  The $1.5 million of goodwill originating from the Towne acquisition was included in the goodwill impairment recorded as of December 31, 2008.

The following table summarizes the financial information concerning the Company’s reportable segments for the three and six months ended June 30, (in thousands):

	Three months ended June 30, 2009			Three months ended June 30, 2008
	Financial Institution Services	Retail Inventory Management Services	Total	Financial Institution Services	Retail Inventory Management Services	Total

Revenues	$14,785	$1,500	$16,285	$18,515	$1,974	$20,489

Gross profit	$10,045	$1,303	$11,348	$13,763	$1,759	$15,522

Total expenditures for additions to long-lived assets	$1,416	$39	$1,455	$1,556	$3	$1,559

	Six months ended June 30, 2009			Six months ended June 30, 2008
	Financial Institution Services	Retail Inventory Management Services	Total	Financial Institution Services	Retail Inventory Management Services	Total

Revenues	$31,519	$3,112	$34,631	$35,733	$3,951	$39,684

Gross profit	$21,150	$2,704	$23,854	$26,745	$3,504	$30,249

Assets	$83,377	$1,297	$84,674	$133,650	$3,155	$136,805

Total expenditures for additions to long-lived assets	$2,541	$67	$2,608	$3,187	$25	$3,212

Goodwill	$24,022	$446	$24,468	$56,959	$2,070	$59,029

Total gross profit by segment reconciles to operating income as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008

Gross profit	$11,348	$15,522	$23,854	$30,249
Less: operating expenses	(12,299)	(14,510)	(26,250)	(29,220)
Operating income (loss)	$(951)	$1,012	$(2,396)	$1,029

11. Subsequent Events

We have evaluated the period from June 30, 2009, the date of the financial statements, through August 19, 2009, the date of the issuance and filing of the financial statements for subsequent events.  The following subsequent events occurred during this period.

Amendment to Credit Agreement

On August 14, 2009, we executed a Fourth Amendment to Credit Agreement, Consent and Waiver.  The details of this amendment are further explained in Note 3. Commitments and Contingencies.

Execution of Merger Agreement

On August 16, 2009 we entered into an Agreement and Plan of Merger or Merger Agreement with Jack Henry & Associates, Inc., a Delaware corporation or Jack Henry and Peachtree Acquisition Corporation, a Delaware corporation and a wholly-owned subsidiary of Jack Henry.  Under the terms of the Merger Agreement, Peachtree Acquisition Corporation will be merged with and into Goldleaf, with Goldleaf continuing as the surviving corporation and a wholly-owned subsidiary of Jack Henry.

At the effective time of the Merger, each outstanding share of our common stock, other than any shares owned by Goldleaf, Jack Henry, or Peachtree Acquisition Corporation will be cancelled and converted into the right to receive $0.98 in cash, without interest.

We, Jack Henry, and Peachtree Acquisition Corporation have made customary representations, warranties and covenants in the Merger Agreement.  Many of our representations and warranties are qualified by a materiality or material adverse effect standard.

Our Board of Directors unanimously approved the Merger Agreement on August 16, 2009.

The Merger Agreement subjects us to a “no-shop” restriction on our ability to solicit third party proposals, provide information and engage in discussions with third parties. The no-shop provision is subject to a “fiduciary-out” provision that allows Goldleaf to provide information and participate in discussions with third parties that that have delivered, or are reasonably likely to deliver, a “superior proposal,” as defined in the Merger Agreement, if our board determines, in good faith and after consultation with advisors, that it is required to do so in order to comply with its fiduciary duties .

We may terminate the Merger Agreement under certain circumstances, including if our board determines in good faith that we have received a superior proposal, and otherwise complies with certain terms of the Merger Agreement. In connection with such termination, we must pay a fee of $1.5 million to Jack Henry.

Consummation of the Merger is not subject to a financing condition, but is subject to various other conditions, including approval of the Merger by our shareholders and other customary closing conditions. The liability of Jack Henry and Peachtree Acquisition Corporation for monetary damages under the Merger Agreement, including monetary damages resulting from Jack Henry’s refusal to consummate the Merger when required by the Merger Agreement, is capped at $20 million.  The parties expect to close the Merger late in the third quarter or early in the fourth quarter of this year.

The above summary of the Merger does not set forth all details of the Merger and is subject to, and qualified in its entirety by, the full text of the Merger Agreement attached as Exhibit 2.1 to this quarterly report, which we incorporate to this description by reference.

This description may be deemed to be solicitation material in respect of the proposed acquisition of the Company by Jack Henry. In connection with the proposed acquisition, we intend to file relevant materials with the SEC, including a proxy statement on Schedule 14A. SHAREHOLDERS OF GOLDLEAF ARE URGED TO READ GOLDLEAF’S PROXY STATEMENT BECAUSE IT WILL CONTAIN IMPORTANT INFORMATION ABOUT THE PROPOSED TRANSACTION. Investors and security holders will be able to obtain the proxy statement and other relevant documents free of charge at the SEC’s web site, http://www.sec.gov, and our shareholders will receive information at an appropriate time on how to obtain transaction-related documents for free from the Company. Such documents are not currently available.

We, our directors, and our executive officers may be deemed to be participants in the solicitation of proxies from the holders of our common stock in respect of the proposed transaction. Information about our directors and executive officers is set forth in the proxy statement for our 2009 Annual Meeting of Shareholders, which was filed with the SEC on April 21, 2009. Investors may obtain additional information regarding the interest of such participants by reading the proxy statement regarding the acquisition when it becomes available.

Amendment to Employment and Change in Control Agreements

In connection with the execution of the Merger Agreement, the Company negotiated reductions in the amounts that could have been payable to several of our senior employees following the consummation of the Merger, in order to directly increase the merger consideration payable to the shareholders of the Company.  These employees included two of our named executive officers, Lynn Boggs and Dan Owens.  The agreements providing for these reductions are described below.

On August 16, 2009, we executed a Payment Waiver Agreement with Mr. Boggs.  In the Payment Waiver Agreement, Mr. Boggs agreed to waive both the right to receive $235,077 of the total change of control payments to which he could be entitled following the Merger, and the right to continuation of his stock options following the Merger.  Mr. Boggs executed the Payment Waiver Agreement in order to induce Jack Henry to directly increase the merger consideration payable to the shareholders of the Company by $318,875.  The provisions of the Payment Waiver Agreement will only be effective if the Merger is consummated.

On August 16, 2009, we executed a First Amendment to our Change in Control Severance Pay Agreement or First Amendment with Mr. Owens.  In the First Amendment, Mr. Owens agreed to reduce the $230,000 to which he could be entitled following the Merger to $211,600.  Mr. Owens executed the First Amendment in order to induce Jack Henry to directly increase the merger consideration payable to the shareholders of the Company by $18,400.  The provisions of the First Amendment will only be effective if the Merger is consummated.

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

Overview

Goldleaf Financial Solutions, Inc. offers a strategic suite of integrated technology and payment processing solutions to financial institutions of all sizes. Goldleaf’s products and services enable financial institutions to succeed in today’s competitive market, solidify their trusted financial relationships, expand their presence, and improve profitability through the efficient use of technology. In addition to the suite of solutions we offer to financial institutions, we also offer products and services to small businesses. As of June 30, 2009, we have approximately 3,500 financial institution relationships including 7 of the top 25 domestic banks as ranked by assets and 3 of the top 4 U.K. banks as ranked by assets.

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

•                  Tier III—financial institutions with assets between $1 billion and $5 billion; and

•                  Tier IV—Community Banks and Credit Unions—less than $1 billion in assets

Recent Developments

Execution of Merger Agreement

On August 16, 2009 we entered into an Agreement and Plan of Merger or Merger Agreement with Jack Henry & Associates, Inc., a Delaware corporation or Jack Henry and Peachtree Acquisition Corporation, a Delaware corporation and a wholly-owned subsidiary of Jack Henry.  Under the terms of the Merger Agreement, Peachtree Acquisition Corporation will be merged with and into Goldleaf, with Goldleaf continuing as the surviving corporation and a wholly-owned subsidiary of Jack Henry. We refer to this transaction as “the Merger”.

At the effective time of the Merger, each outstanding share of our common stock, other than any shares owned by Goldleaf, Jack Henry or Peachtree Acquisition Corporation will be cancelled and converted into the right to receive $0.98 in cash, without interest.

We, Jack Henry, and Peachtree Acquisition Corporation have made customary representations, warranties and covenants in the Merger Agreement.  Many of our representations and warranties are qualified by a materiality or material adverse effect standard.

Our Board of Directors unanimously approved the Merger Agreement on August 16, 2009.

The Merger Agreement subjects us to a “no-shop” restriction on our ability to solicit third party proposals, provide information and engage in discussions with third parties. The no-shop provision is subject to a “fiduciary-out” provision that allows Goldleaf to provide information and participate in discussions with third parties that that have delivered, or are reasonably likely to deliver, a “superior proposal,” as defined in the Merger Agreement, if our board determines, in good faith and after consultation with advisors, that it is required to do so in order to comply with its fiduciary duties .

We may terminate the Merger Agreement under certain circumstances, including if our board determines in good faith that we have received a superior proposal, and otherwise complies with certain terms of the Merger Agreement. In connection with such termination, we must pay a fee of $1.5 million to Jack Henry.

Consummation of the Merger is not subject to a financing condition, but is subject to various other conditions, including approval of the Merger by our shareholders and other customary closing conditions. The liability of Jack Henry and Peachtree Acquisition Corporation for monetary damages under the Merger Agreement, including monetary damages resulting from Jack Henry’s refusal to consummate the Merger when required by the Merger Agreement, is capped at $20 million.  The parties expect to close the Merger late in the third quarter or early in the forth quarter of this year.

The above summary of the Merger does not set forth all details of the Merger and is subject to, and qualified in its entirety by, the full text of the Merger Agreement attached as Exhibit 2.1 to this quarterly report, which we incorporate to this description by reference.

The Merger Agreement has been included to provide investors and security holders with information regarding its terms. It is not intended to provide any other factual information about our company. The representations, warranties and covenants contained in the Merger Agreement were made only for purposes of that agreement and as of specific dates, were solely for the benefit of the parties to the Merger Agreement, and may be subject to limitations agreed upon by the parties to the agreement, including being qualified by confidential disclosures exchanged between the parties in connection with the execution of the Merger Agreement. The representations and warranties may have been made for the purposes of allocating contractual risk between the parties to the Merger Agreement instead of establishing these matters as facts, and may be subject to standards of materiality applicable to the contracting parties that differ from those applicable to investors. Shareholders and potential investors are not third-party beneficiaries under the Merger Agreement and should not rely on the representations, warranties and covenants nor any descriptions of the representations, warranties and covenants as characterizations of the actual state of facts or condition of Goldleaf. Moreover, information concerning the subject covenants of the representations and warranties may change after the date of the Merger Agreement and that subsequent information may or may not be fully reflected in our public disclosures.

Amendment to Credit Agreement

On August 14, 2009, we entered into a Fourth Amendment to Credit Agreement, Consent and Waiver.  The amendment provided a one-quarter waiver of our noncompliance with the debt to EBITDA ratio as of June 30, 2009.  We also agreed that we would not borrow in excess of $40.0 million under the credit facility until such times as we were back in compliance with the funded debt to EBITDA ratio.  Furthermore, beginning September 1, 2009, the pricing of the credit facility will change so that the Company will begin paying a rate of 4.75% per annum over LIBOR for LIBOR loans and letters of credit, a rate of 3.75% per annum over the bank’s Base Rate for Base Rate loans instead of rates based on a sliding scale.  In addition, the lending group will now charge a 0.75% commitment fee on the unused portion of our credit facility of $45.0 million.  These changes will remain in effect until we are back in compliance with the debt to EBITDA ratio.  Bank of America, as agent under the credit facility, also charged a 25 basis point fee for the amendment.

Cost-Cutting Initiatives

During the three months ended June 30, 2009, management evaluated expenses and further analyzed cost reductions in an effort to respond to declining revenues and gross profit in the past two quarters as a result of the global economic downturn.  Management focused on cost reductions in various categories and found reductions mainly in salaries and fringe benefits, third party contractor costs, and various infrastructure expenses.  Management expects their efforts to reduce operating expense by approximately $3.9 million over the next twelve months of operations.

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

Lending Solutions:

Accounts Receivable Financing

We offer financing programs to financial institutions to develop lasting, positive, and profitable relationships with small to medium sized business customers through the financing of accounts receivable. The program offers insight into the small or medium sized business’s operation and credit controls, while providing a favorable return to the financial institution. We have no credit risk exposure under this program. For those borrowers that do not meet the regulatory or credit criteria of the lender, we offer alternative sources of financing through the LendingNetwork™, a network of specialty lenders. We generate revenue from license fees. Additionally we generate revenue mainly from two types of participation fees. We charge a percentage of the accounts receivables financed upon initial financing of the financial institutions customer’s accounts receivable. We also receive a participation fee of any ongoing financing of the accounts receivables.

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

Expenses

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

	For the three months ended June 30,
	2009		2008
Revenues:
Financial institution services	$13,776	84.6%	$17,510	85.5%
Retail inventory management services	1,500	9.2	1,974	9.6
Other products and services	1,009	6.2	1,005	4.9
Total revenues	16,285	100.0	20,489	100.0

Cost of Revenues:
Financial institution services	4,042	24.8	4,151	20.3
Retail inventory management services	197	1.2	215	1.0
Other products and services	698	4.3	601	2.9
Gross profit	11,348	69.7	15,522	75.8

Operating Expenses:
General and administrative	5,184	31.8	6,404	31.3
Selling and marketing	4,221	25.9	5,027	24.5
Research and development	2,028	12.5	1,646	8.0
Amortization	929	5.7	1,409	6.9
Other operating expenses	(63)	(0.4)	24	0.1
Total operating expenses	12,299	75.5	14,510	70.8
Operating (loss) income	(951)	(5.8)	1,012	5.0

Interest expense, net	485	3.0	461	2.2

(Loss) income before income taxes	(1,436)	(8.8)	551	2.8

Income tax provision	65	0.4	229	1.1

Net (loss) income	$(1,501)	(9.2)%	$322	1.7%

	For the six months ended June 30,
	2009		2008
Revenues:
Financial institution services	$28,813	83.2%	$33,879	85.4%
Retail inventory management services	3,112	9.0	3,951	9.9
Other products and services	2,706	7.8	1,854	4.7
Total revenues	34,631	100.0	39,684	100.0

Cost of Revenues:
Financial institution services	8,427	24.3	7,891	19.9
Retail inventory management services	408	1.2	447	1.1
Other products and services	1,942	5.6	1,097	2.8
Gross profit	23,854	68.9	30,249	76.2

Operating Expenses:
General and administrative	10,864	31.4	12,673	31.9
Selling and marketing	9,044	26.1	10,410	26.2
Research and development	4,178	12.1	3,502	8.8
Amortization	1,894	5.5	2,595	6.5
Other operating expenses	270	0.8	40	0.1
Total operating expenses	26,250	75.9	29,220	73.5
Operating (loss) income	(2,396)	(7.0)	1,029	2.7

Interest expense, net	1,025	3.0	1,380	3.5

Loss before income taxes	(3,421)	(10.0)	(351)	(0.8)

Income tax provision (benefit)	94	0.3	(160)	(0.4)

Net loss	$(3,515)	(10.3) %	$(191)	(0.4) %

In the second quarter of operations for 2009, we decided that we would no longer provide our Originator Direct service, our solution that directly processed and cleared ACH transactions for merchants.  This product offering resulted in restricted cash balances and customer deposits reflected on our balance sheet.   As of June 30, 2009, our restricted cash balance was reduced to $39,000, a reduction of approximately $1.3 million since December 31, 2008.  Our customer deposits have also decreased $1.3 million in direct relation to restricted cash and the ceasing of this solution.  The revenue and cost of revenues related to this solution were insignificant to our consolidated statements of operations for the three and six months ended June 30, 2009 and 2008.

Total Revenues - Total revenues decreased 20.5% to $16.3 million for the three months ended June 30, 2009, compared to $20.5 million for the three months ended June 30, 2008.  Total revenues decreased 12.7% to $34.6 million for the six months ended June 30, 2009, compared to $39.7 million for the six months ended June 30, 2008.

Financial Institution Services Revenues - Financial institution service revenues decreased 21.3% and 15.0% to $13.8 million and $28.8 million for the three and six months ended June 30, 2009 as compared to $17.5 million and $33.9 million for the comparable periods ended June 30, 2008.  The decrease of $3.7 million and $5.1 million for the three and six months ended June 30, 2009 is primarily attributable to a decrease in our lending solutions of $1.9 million and $4.0 million for the three and six months ended June 30, 2009 and a decrease in our payments solutions of $1.8 million and $1.1 million for the three and six months ended June 30, 2009.

The decrease of $1.9 million and $4.0 million for the three and six months ended June 30, 2009 related to our lending solutions is primarily attributable to a decrease in per transaction fees and active merchants.  Our lending solutions business generates revenue from per transaction fees when our financial institution clients finance their customer’s, also known as merchants, receivables.  We have not experienced a decline in our merchants, yet we have experienced a decline in our active merchants.  Due to the current recession, active merchants are generating smaller accounts receivable balances, therefore, we are experiencing a decrease in per transaction fees.

The decrease of $1.8 million and $1.1 million for the three and six months ended June 30, 2009 related to our payment solutions is a result of decreases due to eliminated product lines, our enterprise payment solutions, and our data conversion solutions which are offset by increases in various other payment product offerings.   Our eliminated product offerings resulted in decreases of $0.3 million and $0.6 million for the three and six months ended June 30, 2009.  The eliminated products include our core processing and item processing solutions that we sold in December 2008.    Our enterprise payment solutions resulted in decreases of $1.8 million and $0.6 million for the three and six months ended June 30, 2009, which is primarily a result of decreased license revenue partially offset by increases in maintenance and professional revenues.  Enterprise payment solutions license fees decreased $2.1 million and $2.4 million for the three and six months ended June 30, 2009 as a result of lower demand and the timing of revenue recognition on project implementation.  Enterprise maintenance and professional revenues increased $0.3 million and $1.8 million for the three and six months ended June 30, 2009 as a result of completed projects where customers are beginning support periods and one large professional service project that was completed in early 2009.  Our data conversion solution decreased $0.2 million and $0.6 million for the three and six months ended June 30, 2009 and is attributable to a decrease in the number of conversions completed this year compared to last year.  The increase of $0.5 million and $0.7 million in our other payment product offerings is a result of additional customers purchasing our web design and hosting solution along with additional customers licensing our imaging solution.

As a percentage of total revenues, financial institution service fees decreased to 84.6% and 83.2% for the three and six months ended June 30, 2009 compared to 85.5% and 85.4% for the three and six months ended June 30, 2008.

Retail Inventory Management Services Revenues — Retail inventory management services revenues decreased 24.0% and 21.2% to $1.5 million and $3.1 million for the three and six months ended June 30, 2009 as compared to $2.0 million and $4.0 million for the comparable periods ended June 30, 2008.  The decrease is a result of fewer customers using our retail inventory management services due to the economic decline in the retail market.  As a percentage of total revenues, retail inventory management services decreased to 9.2% and 9.0% for the three and six months ended June 30, 2009 compared to 9.6% and 9.9% for the three and six months ended June 30, 2008.

Other Products and Services Revenues - Revenues from other products and services remained consistent for the three months ended June 30, 2008 and 2009 at $1.0 million and reflected an increase of 45.9% to $2.7 million for the six months ended June 30, 2009 as compared to $1.9 million for the comparable period ended June 30, 2008.  The increase is mainly a result of scanner sales related to our enterprise payment solutions. As a percentage of total revenues, other products and services increased to 6.2% and 7.8% for the three and six months ended June 30, 2009 compared to 4.9% and 4.7% for the three and six months ended June 30, 2008.

Cost of Revenues- financial institution services — Cost of revenues for financial institution services decreased 2.6% and increased 6.8% to $4.0 million and $8.4 million for the three and six months ended June 30, 2009 as compared to $4.2 million and $7.9 million for the comparable periods ended June 30, 2008.  The decrease of $0.2 million and increase of $0.5 million for the three and six months ended June 30, 2009 is primarily attributable to our eliminated product lines, our enterprise payment solutions and our other various payment solutions.

Our eliminated product lines, the core and item processing sold in December 2008, decreased $0.1 million and $0.3 million for the three and six months ended June 30, 2009.  Our Enterprise payment solutions decreased $0.3 million for the three months ended June 30, 2009 due to decreasing royalty fees owed to third party vendors as a direct result of licensing revenue decreasing.  Our Enterprise payment solutions increased $0.4 million for the six months ended June 30, 2009 mainly due to additional salaries needed as additional hours were needed for projects.  Our other payment solutions costs increased $0.2 million and $0.4 million for the three and six months ended June 30, 2009 and were mainly attributable to additional amortization on our web hosting solution for newly released software along with increased compensation and other costs needed for increased sales.

As a percentage of total revenues, cost of revenues financial institution service fees increased to 24.8% and 24.3% for the three and six months ended June 30, 2009 compared to 20.3% and 19.9% for the three and six months ended June 30, 2008.

Cost of Revenues-retail inventory management services — Cost of revenues related to retail inventory management services decreased 8.8% and 8.7% to $197,000 and $408,000 for the three and six months ended June 30, 2009 as compared to $215,000 million and $447,000 for the comparable periods ended June 30, 2008.  The decrease is a direct result of our decline in revenues as fewer customers are using our retail inventory management services due to the economic decline in the retail market.  As a percentage of total revenues, cost of sales retail inventory management services increased to 1.2% for both the three and six months ended June 30, 2009 compared to 1.0% and 1.1% for the three and six months ended June 30, 2008.

Cost of Revenues-other products and services - Cost of revenues related to other products and services increased 16.1% and 77.0% to $0.7 million and $1.9 million for the three and six months ended June 30, 2009 as compared to $0.6 million and $1.1 million for the comparable periods ended June 30, 2008.  The increase is related to the hardware costs associated with increased scanner sales that we experienced in our enterprise payment solution.  As a percentage of total revenues, cost of sales other products and services increased to 4.3% and 5.6% for both the three and six months ended June 30, 2009 compared to 2.9% and 2.8% for the three and six months ended June 30, 2008.

General and Administrative - General and administrative expenses decreased 19.1% and 14.3% to $5.2 million and $10.9 million for the three and six months ended June 30, 2009, compared to $6.4 million and $12.7 million for the three and six months ended June 30, 2008. The decrease is mainly a result of decreased compensation costs, internal systems costs, and facility costs as management focused on cost reductions as a result of gross profit decline.  As a percentage of total revenues, general and administrative expenses increased to 31.8% and decreased to 31.4% for the three and six months ended June 30, 2009 compared to 31.3% and 31.9% for the three and six months ended June 30, 2008.

Selling and Marketing - Selling and marketing expenses decreased 16.0% and 13.0% to $4.2 million and $9.0 million for the three and six months ended June 30, 2009, compared to $5.0 million and $10.4 million for the three and six months ended June 30, 2008.  The reduction is mainly attributable to a reduction in commissions for revenue declines in our various solutions.  As a percentage of total revenues, selling and marketing expenses increased to 25.9% for the three months ended June 30, 2009, compared to 24.5% for the three months ended June 30, 2008.  As a percentage of total revenues, selling and marketing expenses decreased to 26.1% for the three months ended June 30, 2009, compared to 26.2% for the six months ended June 30, 2008.

Research and Development - Research and development expenses increased 23.2% and 19.3% to $2.0 million and $4.2 million for the three and six months ended June 30, 2009, compared to $1.6 million and $3.5 million for the three and six months ended June 30, 2008.  The increase is primarily due to increased internal systems costs on the development of our software solutions that we cannot capitalize.  As a percentage of total revenues, research and development expenses increased to 12.5% and 12.1% for the three and six months ended June 30, 2009, compared to 8.0% and 8.8% for the three and six months ended June 30, 2008.

Amortization - Amortization expenses decreased 34.1% and 27.0% to approximately $1.0 million and $1.9 million for the three and six months ended June 30, 2009, compared to $1.4 million and $2.6 million for the three and six months ended June 30, 2008.  The decrease is primarily due to the reduction in acquired intangibles related to the sale of our core processing and teller software business in December 2008.  As a percentage of total revenues, amortization expense decreased to 5.7% and 5.5% for the three and six months ended June 30, 2009, compared to 6.9% and 6.5% for the three and six months ended June 30, 2008.

Other Operating Income (Expenses) – For the three months ended June 30, 2009, other operating income totaled $63,000 compared to $24,000 of other operating expense for the comparable period in the prior year.  The income for the three months ended June 30, 2009 is attributable to receiving funds for a previously written off receivable. Other operating expenses increased to $270,000 for the six months ended June 30, 2009 as compared to $40,000 for the six months ended June 30, 2008.  Other operating expenses, for the six months ended June 30, 2009, includes severance and facility restructuring charges related to the core and teller systems business, which was sold in December 2008, of approximately $312,000.

Operating Income (Loss) - As a result of the above factors, our operating loss totaled $1.0 million for the three months ended June 30, 2009, compared to operating income of $1.0 million for the three months ended June 30, 2008.  For the six months ended June 30, 2009 our operating loss totaled $2.4 million compared to operating income of $1.0 million for the six months ended June 30, 2008.

Interest Expense, Net - Interest expense, net increased 5.2% and decreased 25.6% to $0.5 million and $1.0 million for the three and six months ended June 30, 2009, compared to $0.4 million and $1.4 million for the three and six months ended June 30, 2008. The increase in the three months ended June 30, 2009 is a result of increased debt issuance costs being expensed, related to the maturity date extension on the revolver in December 2008 and the amended definition of EBITDA in February 2009.  The decrease of $0.4 million for the six months ended June 30, 2009 is related to the decrease in the weighted average interest rate of approximately 3% along with a reduction in the outstanding debt under our credit facility.  As of June 30, 2008, the balance of our revolving line of credit totaled $41.0 million as we used $33.0 million to acquire our enterprise payment solutions.   As of June 30, 2009 our revolving line of credit totaled $35.5 million, which is a period-over-period reduction of $5.5 million.

Income Tax Provision (Benefit) – The effective tax rates for the three and six months ended June 30, 2009 were (4.5%) and (2.7%) compared to 41.6% and 45.6% for the three and six months ended June 30, 2008.   For the three months ended June 30, 2009, tax expense totaled $65,000 and consisted of federal and state income tax benefit of approximately $0.5 million offset by foreign income tax expense of approximately $65,000, and a valuation allowance of $0.5 million. For the six months ended June 30, 2009, tax expense totaled $94,000 and consisted of federal and state income tax benefit of approximately $1.2 million offset by foreign income tax expense of approximately $94,000, and a valuation allowance of $1.2 million.  For the three and six months ended June 30, 2008, tax expense (benefit) totaled $0.2 million and ($0.2) million, respectively.  The primary reason for the difference between the effective tax rates period-over-period is due to the Company’s valuation allowance that was recorded against deferred tax assets for the three and six months ended June 30, 2009.

As of June 30, 2009 and December 31, 2008, the Company believed that it is more likely than not that the Company will not be able to generate sufficient taxable income in future years in order to realize the deferred tax assets that are recorded, with certain exceptions. As such a valuation allowance of $5.9 million and $4.7 million has been provided against the Company’s federal and state deferred tax assets as of June 30, 2009 and December 31, 2008, respectively.

Liquidity and Capital Resources

The following table sets forth the elements of our cash flow statement for the six months ended June 30, (in thousands):

	For the six months ended June 30,
	2009	2008
Net cash provided by operating activities	$812	$6,367
Net cash used in investing activities	(2,008)	(35,547)
Net cash (used in) provided by financing activities	(2,613)	32,035
Net change in cash and cash equivalents	$(3,809)	$2,855

Cash from Operating Activities

We generated $1.6 million in operating cash for the three months ended June 30, 2009, as compared to using $0.8 million in the three months ended March 31, 2009, resulting in total cash provided by operating activities of $0.8 million for the six months ended June 30, 2009.

Cash provided by operations for the six months ended June 30, 2009 was attributable to a net loss of $3.5 million increased due to the noncash impact of depreciation and amortization expense of $3.7 million, amortization of debt issuance costs $0.1 million, stock compensation expense of $0.6 million, $4.0 million for the reduction in trade accounts receivable, $0.5 million for the reduction in inventory, and $0.2 million for other non-current assets and liabilities changes.  These amounts are partially offset by $0.2 million of amortization of lease income and initial direct costs, $0.2 million of unrealized gain on interest rate swap, $1.4 million for the decrease in accrued liabilities, and $3.0 million for the decrease in deferred revenue.

Cash provided by operations for the six months ended June 30, 2008 was attributable to a net loss of $0.2 million increased due to the noncash impact of depreciation and amortization expense of $4.3 million, amortization of debt issuance costs of $0.1 million, stock compensation expense of $0.4 million, $2.2 million of restricted cash and customer deposits, and $1.1 million for the increase in accrued liabilities. These amounts are partially offset by deferred income taxes of $0.2 million, amortization of lease income and initial direct costs of $0.3 million, $0.1 for an increase in trade accounts receivable, $0.3 million of an increase in inventory, $0.2 million for a decrease in accounts payable, and $0.4 million for an decrease in deferred revenue.

Cash from Investing Activities

Cash used in investing activities totaled $2.0 million for the six months ended June 30, 2009 and consisted primarily of additions to property and equipment of $0.6 million, software development costs of $1.8 million and additions to intangibles and other assets of $0.2 million. These cash uses were offset by $0.6 million in net proceeds from our direct finance leases activities.

Cash used in investing activities totaled $35.5 million for the six months ended June 30, 2008 and consisted primarily of business acquisitions, purchases of property and equipment, and capitalization of software development costs. We used $33.0 million to purchase the assets of Alogent in January 2008 to acquire our enterprise payment solutions. Additions to property and equipment totaled $1.4 million, software development costs were $1.5 million, and additions to intangibles and other assets were $0.3 million.  These cash uses were offset by $0.7 million in net proceeds from our direct finance leases activities.

Cash from Financing Activities

During the six months ended June 30, 2009, net cash used in financing activities was $2.6 million and was attributable primarily to the repayment on our revolving line of credit of $3.0 million of which we received proceeds of $1.0 million. We received proceeds from non-recourse lease notes payables of $0.6 million offset by payment on non-recourse lease notes payables of $0.9 million.  We paid $0.2 million on our capital lease obligations along with $0.1 million on long-term debt.

During the six months ended June 30, 2008, net cash provided by financing activities was $32.0 million and was attributable primarily to borrowing of $33.5 million from our revolving line of credit of which we repaid $1.0 million. We received proceeds from non-recourse lease notes payables of $0.6 million offset by payment on non-recourse lease notes payables of $0.9 million.  We paid $0.2 million on our capital lease obligations.

Analysis of Changes in Working Capital Deficit

As of June 30, 2009, we had a working capital deficit of approximately $50.9 million compared to a working capital deficit of $4.6 million as of June 30, 2008. The decrease in working capital is primarily related to the maturity date of our revolving line of credit on January 15, 2010 totaling $35.5 million and the maturity date of the convertible notes on January 17, 2010 totaling $7.0 million.  Other decreases are $3.8 million in cash, $4.0 million of trade accounts receivables, and $0.5 million of inventory.  These decreases were offset by reductions of accrued liabilities of $1.4 million, deferred revenue of $2.9 million and non-recourse lease notes payables of $0.3 million.

We believe that the existing cash available, future operating cash flows and our revolving line of credit will be sufficient to meet our working capital, debt service, and capital expenditure requirements until the end of the fiscal year. We were in compliance with all restrictive non-financial covenants as of June 30, 2009.  We are not in compliance with all of our financial covenants as of June 30, 2009 and received a waiver from our lender group.  The covenant that we are not in compliance with is the funded debt to EBITDA.  There can be no assurance that we will have sufficient cash flows to meet our obligations or that we will remain in compliance with the covenants. Non-compliance with these covenants could have a material adverse effect on our operating and financial results. If we are unable to complete the proposed merger with Jack Henry & Associates, Inc., we would need to refinance our debt. Our ability to continue as a going concern would be contingent upon our ability to secure financing. There can be no assurances that refinancing would be available to us at all or on favorable terms.

Revolving Line of Credit

On August 14, 2009, we executed a Fourth Amendment and Waiver (the “Fourth Amendment”)  to our Second Amended and Restated Credit Agreement with Bank of America, N.A., Wachovia Bank, N.A., and The People’s Bank of Winder, dated November 30, 2006, as amended on January 17, 2008, December 24, 2008, and February 18, 2009.

Pursuant to the Fourth Amendment, Bank of America, N.A., as Agent, waived the Company’s non-compliance with the debt to EBITDA ratio as of June 30, 2009.  We also agreed that we would not borrow in excess of $40.0 million under the credit facility until such time as we were back in compliance with the funded debt to EBITDA ratio.  Furthermore, beginning September 1, 2009, the pricing of the credit facility will change so that the Company will begin paying a rate of 4.75% per annum over LIBOR for LIBOR loans and letters of credit, a rate of 3.75% per annum over the bank’s Base Rate for Base Rate loans instead of rates based on a sliding scale.  In addition, the lending group will now charge a 0.75% commitment fee on the unused portion of our credit facility of $45.0 million.  These changes will remain in effect until we are back in compliance with the debt to EBITDA ratio.  Bank of America, as agent under the credit facility charged a 25 basis point fee for the amendment.

The revolving line of credit is classified as a current liability as of June 30, 2009, compared to a long term liability as of December 31, 2008, as the maturity date of the credit agreement, which is January 15, 2010, causes this liability to be due in less than one year from the balance sheet date.  As of June 30, 2009 and December 31, 2008 we owed $35.5 million and $37.5 million, respectively, on the revolving line of credit.   We were in compliance with all restrictive non-financial covenants and all but one financial covenant (funded debt to EBITDA) as of June 30, 2009.

The material terms of the syndicated credit facility are as follows:

•                  the revolving loan commitment is $45.0 million, yet we have agreed to only borrow $40.0 million until such time as we are back in compliance with the funded debt to EBITDA ratio;

•                  the limit on annual capital expenditures is $7.0 million;

•                  4.75% per annum for LIBOR for LIBOR loans and letters of credit, 3.75% per annum over the banks’ Base Rate for Base Rate loans, along with a 0.75% commitment fee for the unused portion of the credit facility up to $40.0 million;

•                  the funded debt to EBITDA ratio (as defined) is 3.0;

•                  the senior funded debt to EBITDA ratio (as defined) is 3.0; and

•                  the Company is to maintain a fixed charge coverage ratio (as defined) of not less than 2:1.

Convertible Notes Payable

The Company executed convertible notes of $7.0 million delivered to the Alogent shareholders on January 17, 2008, having a 24 month term and a 7.0% annual interest rate payable quarterly in arrears. The principal under the notes is convertible, at the option of the holder, into shares of our common stock at a conversion price of $4.50 per share.   These notes have a maturity date of January 17, 2010 and are classified as a current liability as of June 30, 2009 compared to a long-term liability as of December 31, 2008.

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

Intangibles and Other Assets and Goodwill

Goodwill consists of the excess of purchase price over the fair value of the identifiable assets and liabilities acquired. Intangible and other assets include identified intangibles, such as non-compete agreements, customer lists, trade names and trademarks, and technology acquired in acquisitions. Also included in intangible and other assets are debt issuance costs that are amortized using the effective interest method over the respective terms of the financial institution loans. As of June 30, 2009 and 2008, the Company believes no impairment to the identifiable intangibles and other assets existed.

On an annual basis, our goodwill is tested for impairment or when events and circumstances indicate impairment may exist. In accordance with SFAS 142, Goodwill and Other Intangible Assets, we have determined that our reporting units are the reportable segments based on our organizational structure and the financial information that is provided to and reviewed by management. Our segments defined as reporting units include financial institution services and retail inventory management services.

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

For the six months ended June 30, 2009 and 2008, we concluded there were no factors that would require an interim impairment goodwill test. We did conclude during our evaluation at December 31, 2008 that we had impaired goodwill and we recorded non-cash charges of $36.5 million and $1.6 million for our financial institution segment and our retail management segment, respectively.

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

Off-Balance Sheet Arrangements

As of June 30, 2009 and as of the date of this report, we did not have any off-balance sheet arrangements as defined by Item 303(a)(4) of Regulation S-K.

Item 4T. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Goldleaf, with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of June 30, 2009. Based on this evaluation, the principal executive and financial officers have determined that such disclosure controls and procedures are effective to ensure that information required to be disclosed in our filings under the

Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that has occurred during the quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1A. Risk Factors.

There has been no material changes in the Risk Factors described in our Annual Report on Form 10-K for the year ended December 31, 2008, other than as described below.

Our secured indebtedness could adversely affect our business and limit our ability to effectively operate our business, and we may be unable to generate sufficient cash flow to satisfy our liquidity needs.

As of June 30, 2009, our outstanding secured indebtedness was $42.5 million, which matures in January 2010.  Our leverage could limit our ability to obtain additional financing to fund future working capital, expose us to interest rate risk, require that a portion of our cash flow from operations be dedicated to the payment of the principal and interest on our debt, thereby reducing funds available for future operations or acquisitions, and potentially limit our ability to take advantage of significant business opportunities and to react to changes in market or industry conditions.

Our senior credit facility requires us to meet various covenants, including financial covenants, some of which are dependent upon the extent of our leverage. We will depend primarily on operations to fund our expenses and to pay the principal and interest on our outstanding debt.  Our ability to meet our expenses, comply with our financial covenants and reduce our outstanding debt depends on our future performance, which could be affected by financial, business, economic, competitive, legislative, and regulatory and other factors, many of which are beyond our control.  If we are unable to refinance, extend or repay our senior debt by its maturity in January 2010, or sooner if we fail to comply with our various covenants and are unable to obtain a waiver, our lenders would have the right to demand payment and exercise all remedies set forth in their respective agreements or they could require us to sell assets, raise capital or borrow additional funds, each of which would have a material adverse effect on our liquidity, financial condition, and the value of our common stock.  While we have been in discussions with our lenders concerning the replacement of our senior secured credit facility, there can be no assurance that such replacement facility will be available at all or on terms that are acceptable to our company.

The failure to raise the market price of our common stock may affect our ability to remain a publicly-traded company.

The minimum bid price for our publicly traded common stock has remained below $1.00 for a significant period of time during late 2008 and throughout 2009. Although Nasdaq had suspended its minimum bid requirement in October 2008, Nasdaq lifted that suspension on August 3, 2009.   If the minimum bid price for our stock does not rise above $1.00 in the near future or if we fail to meet any other listing requirement of the Nasdaq Global Market, our common stock may be delisted from the Nasdaq Global Market, which would negatively affect the value of our common stock.

Failure to complete the proposed merger could negatively affect us.

On August 16, 2009, we entered into a merger agreement with Jack Henry & Associates, Inc.. There is no assurance that the merger agreement and the merger will be approved by our shareholders, and there is no assurance that the other conditions to the completion of the merger will be satisfied. In connection with the merger, we will be subject to several risks, including the following:

•                  the current market price of our common stock may reflect a market assumption that the merger will occur, and a failure to complete the merger could result in a decline in the market price of our common stock;

•                  we may not be able to obtain a waiver from our senior lenders if we are out of compliance with our covenants in future periods, the pricing for our outstanding debt under our credit facility may be increased, or our ability to borrow additional funds under our credit facility may be reduced;

•                  certain costs relating to the merger, such as legal, accounting and financial advisory fees, are payable by us whether or not the merger is completed;

•                  under certain circumstances, if the merger is not completed, we may be required to pay Jack Henry a termination fee of up to $1.5 million;

•                  there may be substantial disruption to our business and a distraction of our management and employees from day-to-day operations, because matters related to the merger may require substantial commitments of their time and resources;

•                  uncertainty about the effect of the merger may adversely affect our relationships with our employees, suppliers and other persons with whom we have business relationships; and

•                  there may be lawsuits filed against us relating to the merger

If we are unable to complete the proposed merger with Jack Henry & Associates, Inc., we would need to refinance our debt. Our ability to continue as a going concern would be contingent upon our ability to secure financing. There can be no assurances that refinancing would be available to us at all or on favorable terms.

Item 4. Submission of Matters to a Vote of Security Holders.

Our 2009 annual meeting of the shareholders was held on May 21, at which two proposals were presented to our shareholders for their approval: to elect three Class 1 directors, to hold office for a three-year term and until their successors have been duly elected and qualified; and to approve the Amended and Restated Goldleaf Financial Solutions, Inc. 2005 Long-Term Incentive Plan.

At the meeting, the re-election of Lawrence A. Hough, Robert A. McCabe, Jr., and John D. Schneider was approved.  The votes cast for the re-election were as follows:

	Votes For	Votes Withheld
Lawrence A. Hough	16,604,944	1,687,894
Robert A. McCabe, Jr.	14,403,932	3,888,906
John D. Schneider	12,355,937	5,936,901

At the meeting, the proposals for the Amended and Restated Goldleaf Financial Solutions, Inc. 2005 Long-Term Incentive Plan were approved.  The votes cast for the incentive plan were as follows:

	Votes For	Votes Against	Abstain

Approval of Third Amendment to the 2005 Long-term Equity Incentive Plan	8,028,936	7,262,474	8,340

Item 6. Exhibits.

The exhibits described in the following Index to Exhibits are filed as part of this quarterly report on Form 10-Q.

Exhibit
Number	Description of Exhibit

2.1	Agreement and Plan of Merger by and among Jack Henry & Associates, Inc., Peachtree Acquisition Corporation, and Goldleaf Financial Solutions, Inc. dated August 16, 2009.

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

3.2.1	Bylaws Amendment dated January 20, 2004 (incorporated by reference to Exhibit 3.2.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).

3.2.2	Amendment to Second Amended and Restated Bylaws Dated November 7, 2007 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 8, 2007).

10.1	Amended and Restated 2005 Long-Term Equity Incentive Plan (incorporated by reference to Annex A to the Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on April 22, 2009).

10.2	Fourth Amendment to Credit Agreement, Consent and Waiver dated August 14, 2009 among Goldleaf Financial Solutions, Inc., and the Lenders party hereto and Bank of America, N.A.

10.3	Payment Waiver Agreement dated August 16, 2009 by and between Goldleaf Financial Solutions, Inc., and G. Lynn Boggs.

10.4	First Amendment to our Change in Control Severance Pay Agreement dated August 16, 2009 by and between Goldleaf Financial Solutions, Inc., and Dan Owens.

31.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 — Chief Executive Officer.

31.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 — Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 — Chief Executive Officer.

32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 — Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Goldleaf Financial Solutions, Inc.
(Registrant)

Date: August 19, 2009	/s/ G. Lynn Boggs
G. Lynn Boggs
Chief Executive Officer
(Principal Executive Officer)

Date: August 19, 2009	/s/ Dan Owens
Daniel Owens
Chief Financial Officer
(Principal Financial and Accounting Officer)